Form 10-Q
period 2013-03-31
PHOTOMEDEX INC
filed 2013-05-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Non-accelerated filer ☐                                                           Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 9, 2013 was 21,047,280 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$45,509	$44,348
Short term bank deposit	18,000	18,000
Accounts receivable, net of allowance for doubtful accounts of $7,677 and $6,917, respectively	24,281	19,064
Inventories, net	21,483	22,467
Deferred tax asset	19,409	19,441
Prepaid expenses and other current assets	8,746	12,853
Total current assets	137,428	136,173

Property and equipment, net	7,744	6,759
Patents and licensed technologies, net	12,020	12,673
Other intangible assets	10,369	10,854
Goodwill	23,610	24,500
Deferred tax asset	19,541	20,186
Funds in respect of employee rights upon retirement and other assets	818	745
Total assets	$211,530	$211,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$468	$609
Current portion of long-term debt	-	10
Accounts payable	7,257	10,025
Accrued compensation and related expenses	2,496	2,494
Other accrued liabilities	16,679	22,099
Deferred revenues	6,648	5,259
Total current liabilities	33,548	40,496
Long-term liabilities:
Long-term note payable, net of current maturities	125	-
Deferred revenues	3,061	3,313
Other liabilities	121	166
Liability for employee rights upon retirement	646	588
Total liabilities	37,501	44,563

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 21,047,280 and 21,043,947 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	210	210
Additional paid-in capital	132,257	130,954
Retained earnings	42,514	35,302
Accumulated other comprehensive (loss) income	(952)	861
Total stockholders’ equity	174,029	167,327
Total liabilities and stockholders’ equity	$211,530	$211,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012

Revenues	$57,216	$50,273

Cost of revenues	11,866	11,234

Gross profit	45,350	39,039

Operating expenses:
Engineering and product development	773	758
Selling and marketing	29,326	25,835
General and administrative	5,659	7,119
	35,758	33,712

Operating profit	9,592	5,327

Other income (loss):
Interest and other financing income (expense), net	131	(230)

Income before income tax expense	9,723	5,097

Income tax expense	(2,511)	(240)

Net income	$7,212	$4,857

Net income per share:
Basic	$0.35	$0.26
Diluted	$0.34	$0.26

Shares used in computing net income per share:
Basic	20,678,023	18,339,977
Diluted	21,147,583	18,876,163

Other comprehensive loss:
Foreign currency translation adjustments	(1,813)	(5)

Comprehensive income	$5,399	$4,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
BALANCE, JANUARY 1, 2013	21,043,947	$210	$130,954	$35,302	$861	$167,327
Stock-based compensation related to stock options and restricted stock	-	-	1,197	-	-	1,197
Stock options issued to consultants for services	-	-	93	-	-	93
Options exercised	3,333	-	13	-	-	13
Other comprehensive loss	-	-	-	-	(1,813)	(1,813)
Net income for the three months ended March 31, 2013		-	-	7,212	-	7,212
BALANCE, MARCH 31, 2013	21,047,280	$210	$132,257	$42,514	$(952)	$174,029

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities:
Net income	$7,212	$4,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,443	1,332
Provision for doubtful accounts	1,046	714
Deferred income taxes	523	2,027
Stock-based compensation	1,290	1,753
Changes in operating assets and liabilities:
Accounts receivable	(6,403)	(7,101)
Inventories	794	470
Prepaid expenses and other assets	4,013	(1,967)
Accounts payable	(2,707)	707
Accrued compensation and related expenses	30	(1,077)
Other accrued liabilities	(5,372)	4,894
Other liabilities	58	70
Deferred revenues	1,137	1,469
Net cash provided by operating activities	3,064	8,148

Cash Flows From Investing Activities:
Purchases of property and equipment	(211)	(96)
Lasers placed in service	(1,220)	(366)
Increase in funds – employees retirement rights	(58)	(70)
Net cash used in investing activities	(1,489)	(532)

Cash Flows From Financing Activities:
Payments on notes payable	(203)	(212)
Repayments of long term debt	(10)	(525)
Issuance of warrants	-	98
Proceeds from option exercises	13	27
Net cash used in financing activities	(200)	(612)
Effect of exchange rate changes on cash	(214)	(5)
Net increase in cash and cash equivalents	1,161	6,999
Cash and cash equivalents, beginning of period	44,348	16,549

Cash and cash equivalents, end of period	$45,509	$23,548

Supplemental information:
Cash paid for income taxes	$3,941	$56

Cash paid for interest	$7	$59

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

On December 13, 2011, the Company closed the reverse merger with Radiancy, Inc. Immediately following the reverse merger, the pre-reverse merger shareholders of PhotoMedex, Inc. (“Pre-merged PhotoMedex”) collectively owned approximately 20% of the Company’s outstanding common stock, and the former Radiancy, Inc. stockholders owned approximately 80% of the Company’s outstanding common stock.

The merger was accounted for as a reverse acquisition with Radiancy treated for accounting purposes as the acquirer. As such, the financial statements of Radiancy, Inc. are treated as the historical financial statements of the Company, with the results of Pre-merged PhotoMedex, Inc. being included from December 14, 2011 and thereafter.

As a result of the acquisition, the Company implemented a business plan focused on three key components – a highly trained direct sales force to target Physician and Professional Segments; a multi-tiered marketing platform targeting the global consumer; and a full product-life-cycle model representing the ability to develop and commercialize innovative products from concept through regulatory, physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product-life-cycle evolution. The Company reorganized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

Basis of Presentation:
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 (“fiscal 2012”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future period.

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

The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 7).

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

When the Company places a laser in a physician’s office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are delivered to a patient, this obligation has been satisfied.

The Company defers substantially all revenue from sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

Functional Currency
The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar ("$" or "dollars"), except Photo Therapeutics, Ltd. which is conducted in the Great Britain Pounds (GBP). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar. Thus, the functional (and reporting currency) of the Company and its subsidiaries (other than Photo Therapeutics, Ltd.) is the dollar.

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

Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated from its respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments of foreign subsidiary for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiary are considered to be permanently reinvested.

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

At March 31, 2013, the balance of such derivative instruments amounted to approximately $377 in assets and approximately $154 were recognized as financing income in the Statement of Comprehensive Income during the quarter ended that date.

The nominal amounts of foreign currency derivatives as of March 31, 2013 consist of forward transactions for the exchange of $4,800 into NIS.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2013 and 2012 is summarized as follows:

	March 31,
	2013	2012
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,440	$1,661
Additions charged to warranty expense	337	483
Expiring warranties	(152)	(74)
Claims satisfied	(314)	(330)
Total	1,311	1,740
Less: current portion	(1,190)	(1,308)
Accrued extended warranty	$121	$432

For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended March 31,
	2013	2012
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,678,023	18,339,977
Dilutive effect of stock options and warrants	469,560	536,186
Diluted number of common and common stock equivalent shares outstanding	21,147,583	18,876,163

Diluted earnings per share for the three months ended March 31, 2013, exclude the impact of common stock options and warrants, totaling 1,081,226 shares, as the effect of their inclusion would be anti-dilutive.

Adoption of New Accounting Standards
Effective January 1, 2013, the Company adopted Accounting Standard Update ("ASU") No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012. The adoption of the standard did not impact the Company's consolidated results of operations and financial condition.

Effective January 1, 2013, the Company adopted Accounting Standard Update ("ASU")No. 2011-11, Balance Sheet – Disclosure about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the standard did not have a material impact on the Company's consolidated results of operations and financial condition.

Recently Issued Accounting Standards
In March 2013, the FASB issued Accounting Standards Update (ASU) 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 2
Inventories:

	March 31, 2013	December 31, 2012
	(unaudited)
Raw materials and work in progress	$9,494	$9,012
Finished goods	11,989	13,455
Total inventories	$21,483	$22,467

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 3
Property and Equipment:

	March 31, 2013	December 31, 2012
	(unaudited)
Lasers-in-service	$8,594	$7,301
Equipment, computer hardware and software	4,220	4,015
Furniture and fixtures	619	617
Leasehold improvements	399	396
	13,832	12,329
Accumulated depreciation and amortization	(6,088)	(5,570)
Property and equipment, net	$7,744	$6,759

Depreciation and related amortization expense was $634 and $638 for the three months ended March 31, 2013 and 2012, respectively.

Note 4
Patents and Licensed Technologies, net:

	March 31, 2013	December 31, 2012
	(unaudited)
Gross Amount beginning of period	$15,411	$15,124
Additions	18	181
Translation differences	(193)	106
Gross Amount end of period	15,236	15,411

Accumulated amortization	(3,216)	(2,738)

Patents and licensed technologies, net	$12,020	$12,673

Related amortization expense was $509 and $507 for the three months ended March 31, 2013 and 2012, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last nine months of 2013	$1,524
2014	2,032
2015	2,025
2016	1,946
2017	878
Thereafter	3,615
Total	$12,020

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 5
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, the Company recorded goodwill in the amount of $24,005, as restated, and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post merger and now having access to capital markets and stockholder liquidity.

Balance at January 1, 2013, as restated	$24,500
Translation differences	(890)
Balance at March 31, 2013	$23,610

The Company has no impairment loss as of March 31, 2013.

Set forth below is a detailed listing of other definite-lived intangible assets:

	March 31, 2013			December 31, 2012
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,744	$6,372	$12,116	$5,700	$6,300	$12,000
Translation differences	(80)	(130)	(210)	44	72	116
Gross Amount end of period	5,664	6,242	11,906	5,744	6,372	12,116

Accumulated amortization	(731)	(806)	(1,537)	(598)	(664)	(1,262)

Net Book Value	$4,933	$5,436	$10,369	$5,146	$5,708	$10,854

Related amortization expense was $300 and $300 for the periods ended March 31, 2013 and 2012, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last nine months of 2013	$900
2014	1,200
2015	1,200
2016	1,200
2017	1,200
Thereafter	4,669
Total	$10,369

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 6
Accrued Compensation and related expenses:

	March 31, 2013	December 31, 2012
	(unaudited)
Accrued payroll and related taxes	$563	$1,010
Accrued vacation	335	262
Accrued commissions and bonus	1,598	1,222
Total accrued compensation and related expense	$2,496	$2,494

Note 7
Other Accrued Liabilities:

	March 31, 2013	December 31, 2012
	(unaudited)
Accrued warranty, current	$1,190	$1,274
Accrued taxes, net (2)	1,401	4,304
Accrued sales returns (1)	11,548	11,901
Other accrued liabilities	2,540	4,620
Total other accrued liabilities	$16,679	$22,099

(1)	The activity in the sales returns liability account was as follows:

	Three Months Ended March 31,
	2013	2012
	(unaudited)	(unaudited)
Balance at beginning of year	$11,781	$6,143
Additions that reduce net sales	10,008	10,566
Deductions from reserves	(10,241)	(6,726)
Balance at end of period	$11,548	$9,983

(2)	The December 31, 2012 balance is shown as restated.

Note 8
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for the three month period ended March 31, 2013 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elects to file a U.S. consolidated income tax return. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the federal statutory rate (generally 20% to 24%, respectively).

The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and can be ambiguous; the Company is, therefore, obliged to make many subjective assumptions and judgments regarding the application of such laws and regulations to its facts and circumstances. In addition, interpretations of and guidance surrounding income tax laws and regulations are subject to changes over time. Any changes in the Company's subjective assumptions and judgments could materially affect amounts recognized in its consolidated balance sheets and statements of income.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 9
Employee Stock Benefit Plans:

Post-Reverse Merger
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 17,285 shares were reserved for outstanding stock options.

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,055,546 shares were reserved for outstanding options.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2013 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	898,541	$16.65
Granted	259,625	16.59
Exercised	(3,333)	6.24
Cancelled	(9,166)	26.11
Outstanding, March 31, 2013	1,145,667	$16.59
Options exercisable at March 31, 2013	325,042	$17.71

At March 31, 2013, there was $12,032 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.5 years. The intrinsic value of options outstanding and exercisable at March 31, 2013 was not significant.

The Company calculates expected volatility for a share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the three months ended March 31, 2013, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

Three Months Ended March 31, 2013
Risk-free interest rate	1.26%
Volatility	85.25%
Expected dividend yield	0%
Expected life	5.5 years
Estimated forfeiture rate	0%

With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On February 28, 2013, the Company granted an aggregate of 177,125 options to purchase common stock to a number of employees and consultants with a strike price of $15, which was higher than the quoted market value of our stock at the date of grants. The options vest over five years and expire ten years from the date of grant. Also on February 28, 2013, the Company granted an aggregate of 82,500 non-qualified options to purchase common stock to two executive employees with a strike price of $20, which was set to match the exercise price of the warrants issued in the reverse merger and was higher than the quoted market value of our stock at the date of grant. The aggregate fair value of the options granted was $2,590. The options vest over five years and expire ten years from the date of grant.

Total stock based compensation expense was $1,290 and $1,753 for the three months ended March 31, 2013 and 2012.

Note 10
Business Segments and Geographic Data:

The Company organized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash and cash equivalents, prepaid expenses and deposits.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended March 31, 2013
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$49,060		$5,955	$2,201	$57,216
Costs of revenues	7,517		2,931	1,418	11,866
Gross profit	41,543		3,024	783	45,350
Gross profit %	84.7%		50.8%	35.6%	79.3%

Allocated operating expenses:
Engineering and product development	218		324	231	773
Selling and marketing expenses	25,631		3,174	521	29,326

Unallocated operating expenses	-		-	-	5,659
	25,849		3,498	752	35,758
Income (loss) from operations	15,694		(474)	31	9,592

Interest and other financing income, net	-		-	-	131

Net income (loss) before taxes	$15,694	$	(474)	$31	$9,723

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Three Months Ended March 31, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL		TOTAL
Revenues	$42,201		$5,073		$2,999	$50,273
Costs of revenues	6,772		2,679		1,783	11,234
Gross profit	35,429		2,394		1,216	39,039
Gross profit %	84.0%		47.2%		40.5%	77.7%

Allocated operating expenses:
Engineering and product development	237		310		211	758
Selling and marketing expenses	22,148		2,530		1,157	25,835

Unallocated operating expenses	-		-		-	7,119
	22,385		2,840		1,368	33,712
Income (loss) from operations	13,044		(446)		(152)	5,327

Interest and other financing (expense), net	-		-		-	(230)

Net income (loss) before taxes	$13,044	$	(446)	$	(152)	$5,097

For the three months ended March 31, 2013 and 2012, net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2013	2012
North America 1	$44,899	$38,689
Asia Pacific 2	5,762	5,307
Europe (including Israel)	5,633	5,208
South America	922	1,069
	$57,216	$50,273

1 United States	$38,007	$36,622
2 Japan	$4,262	$3,327

As of March 31, 2013 and December 31, 2012, long-lived assets by geographic area were as follows:

	March 31, 2013	December 31, 2012
	(unaudited)
North America	$6,641	$5,772
Asia Pacific	-	-
Europe (including Israel)	1,103	987
South America	-	-
	$7,744	$6,759

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 11
Significant Customer Concentration:

	Three Months Ended March 31,
	2013	2012
Customer A	10%	5%

No other customer was more than 10% of total company revenues for the three months ended March 31, 2013 and 2012.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our,” “PhotoMedex,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K/A for the year ended December 31, 2012. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon three key components –a highly trained direct sales force to target Physician and Professional Segments; a multi-tiered marketing platform targeting the global consumer and a full product-life-cycle model representing the ability to develop and commercialize innovative products from concept thru regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution.

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

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 4.3 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2012 population was over 127 million people and North America’s was approximately 314 million people—far greater than the more than three million who have already purchased our products.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $39 million and $33 million for the three months ended March 31, 2013 and 2012, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Amazon, Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $10 million and $9 million for the three months ended March 31, 2013 and 2012, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom, Argentina and Australia.

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

Sales and Marketing

As of March 31, 2013, our sales and marketing personnel consisted of 64 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended March 31,
	2013	2012
Consumer	$49,060	$42,201
Physician Recurring	5,955	5,073
Professional	2,201	2,999

Total Revenues	$57,216	$50,273

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended March 31,
	2013	2012
Direct-to-consumer	$31,722	$31,516
Distributors	5,291	4,693
Retailers and home shopping channels	12,047	5,992

Total Consumer Revenues	$49,060	$42,201

For the three months ended March 31, 2013, consumer products revenues were $49,060 compared to $42,201 in the three months ended March 31, 2012. The increase of 16.3% during the periods was mainly due to the following reasons:

•	Direct to Consumer. Revenues for the three months ended March 31 2013 were $31,722 compared to $31,516 for the same period in 2012. The revenues were consistent for the periods.
•
Retailers and Home Shopping Channels. Revenues for the three months ended March 31, 2013 were $12,047 compared to $5,992 for the same period in 2012. The increase of 101% was mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK and the additional retailers added to this channel.

•
Distributors Channels. Revenues for the three months ended March 31, 2103 were $5,291 compared to $4,693 for the same period in 2012.The increase in revenues of 13% was due to increased marketing efforts by our partner in Japan as well as new product introduction.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2013	2012
North America	$39,225	$32,997
International	9,835	9,204

Total Consumer Revenues	$49,060	$42,201

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended March 31,
	2013	2012
XTRAC Treatments	$2,569	$1,679
Neova skincare	2,226	2,165
Surgical products	467	540
Other	693	689

Total Physician Recurring Revenues	$5,955	$5,073

XTRAC Treatments

Recognized treatment revenue for the three months ended March 31, 2013 was $2,569, which approximates 37,000 treatments, with prices between $65 to $85 per treatment, compared to recognized revenues of $1,679 or approximately 24,000 treatments for the three months ended March 31, 2012. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2013, we deferred net revenues of $590 under this approach compared to deferred net revenues of $145 for the three months ended March 31, 2012.

NEOVA skincare

For the three months ended March 31, 2013, revenues were $2,226 compared to $2,165 for the three months ended March 31, 2012. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.

Surgical products

For the three months ended March 31, 2013 and 2012, revenues were $467 and $540, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2013	2012
North America	$5,162	$4,425
International	793	648

Total Physicians Recurring Revenues	$5,955	$5,073

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended March 31,
	2013	2012
Dermatology equipment	$1,077	$1,358
LHE equipment	778	991
Omnilux/Lumiere equipment	253	592
Surgical lasers	93	58

Total Professional Revenues	$2,201	$2,999

Dermatology equipment

For the three months ended March 31, 2013 and 2012, dermatology equipment revenues were $1,077 and $1,358, respectively. Included in the March 31, 2012 amount were domestic XTRAC laser sales of $468 on ten lasers sold. There were no domestic XTRAC laser sales for the three months ended March 31, 2013. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold thirty-three systems for the three months ended March 31, 2013, twenty of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $890 for the three months ended March 31, 2012. We sold twenty-nine systems for the three months ended March 31, 2012, seventeen of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended March 31, 2013 and 2012, LHE® brand products revenues were $778 and $991, respectively.

Omnilux/Lumiere equipment

For the three months ended March 31, 2013 and 2012, Omnilux/Lumiere equipment revenues were $253 and $592, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended March 31, 2013 and 2012, surgical laser revenues were $93, representing three laser systems and $58, representing one laser system, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2013	2012
North America	$520	$1,267
International	1,681	1,732

Total Professional Revenues	$2,201	$2,999

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended March 31,
	2013	2012
Consumer	$7,517	$6,772
Physician Recurring	2,931	2,679
Professional	1,418	1,783

Total Cost of Revenues	$11,866	$11,234

Overall, cost of revenues has increased in the segments due to the related increases in revenues.

Gross Profit Analysis

Gross profit increased to $45,350 for the three months ended March 31, 2013 from $39,039 during the same period in 2012. As a percentage of revenues, the gross margin increased to 79.3% for the three months ended March 31, 2013 from 77.7% for the same period in 2012.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2013	2012
Revenues	$57,216	$50,273
Percent increase	13.8%
Cost of revenues	11,866	11,234
Percent increase	5.6%
Gross profit	$45,350	$39,039
Gross margin percentage	79.3%	77.7%

The primary reasons for the changes in gross profit and the gross margin percentage for the three months ended March 31, 2013, compared to the same period in 2012, were due to a change in the sales mix mainly increases in home shopping channel and retailers within the Consumer segment. In addition the Physician Recurring segment had 17% greater revenues than the prior year period with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended March 31,
	2013	2012
Revenues	$49,060	$42,201
Percent increase	16.3%
Cost of revenues	7,517	6,772
Percent increase	11.0%
Gross profit	$41,543	$35,429
Gross margin percentage	84.7%	84.0%

Gross profit for the three months ended March 31, 2013 increased by $6,114 from the comparable period in 2012. The key factor for this increase was due to the increase in all channels of consumer revenues.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended March 31,
	2013	2012
Revenues	$5,955	$5,073
Percent increase	17.4%
Cost of revenues	2,931	2,679
Percent increase	9.4%
Gross profit	$3,024	$2,394
Gross margin percentage	50.8%	47.2%

Gross profit for the three months ended March 31, 2013 increased by $630 from the comparable period in 2012. The primary reason for the increased gross margin is the increase in XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended March 31,
	2013	2012
Revenues	$2,201	$2,999
Percent decrease	(26.6%)
Cost of revenues	1,418	1,783
Percent decrease	(20.5%)
Gross profit	$783	$1,216
Gross margin percentage	35.6%	40.5%

Gross profit for the three months ended March 31, 2013 decreased by $433 from the comparable period in 2012. The key factor for the decrease was the decrease in revenues for each product type.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2013 increased to $773 from $758 for the three months ended March 31, 2012. The majority of this expense relates to the salaries of our worldwide engineering and product development team and are in line with the prior year.

Selling and Marketing Expenses

For the three months ended March 31, 2013, selling and marketing expenses increased to $29,326 from $25,835 for the three months ended March 31, 2012. The increase was primarily for the following reasons:

•
We increased no!no! Hair Removal direct to consumer activities in North America and the UK via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses.

•
The increase in the percentage of selling and marketing expenses compared to total revenues was mainly due to an increase of the direct to consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials). Media buying and advertising expenses in the three months ended March 31, 2013 were 25.7% of total revenues compared to 25.4% of total revenues in the three months ended March 31, 2012.

General and Administrative Expenses

For the three months ended March 31, 2013, general and administrative expenses decreased to $5,659 from $7,119 for the three months ended March 31, 2012. The decrease was due to the following reason:

•	There was a decrease of $1,794 in legal expense due to the completion of major litigation during 2012.

Interest and Other Financing Expense, Net

Net interest and other financing income for the three months ended March 31, 2013 increased to $131, as compared to expense of $230 for the three months ended March 31, 2012. The increase of $361 is mainly due to a decrease in interest expense of $184. The interest expense related to the term note that was assumed in the reverse merger. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

Taxes on Income, Net

For the three months ended March 31, 2013, the net taxes on income amounted to $2,511 as compared to $240 for the three months ended March 31, 2012. Partially offsetting the tax expense for the three months ended March 31, 2012, we recorded a federal income tax receivable in 2012; the refund was received on February 28, 2013, due to the expected carryback of our 2011 net operating loss from Radiancy, Inc. for a refund of the 2010 federal taxes paid.

Net Income

The factors described above resulted in net income of $7,212 during the three months ended March 31, 2013, as compared to $4,857 during the three months ended March 31, 2012, an increase of 48%.

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

	For the Three Months ended March 31,
	2013	2012	Change

Net income	$7,212	$4,857	$2,355

Adjustments:
Depreciation and amortization	1,443	1,332	111
Stock-based compensation expense	1,290	1,753	(463)
Litigation expense	-	1,794	(1,794)
Other investment financing costs	-	400	(400)
Severance and related costs	-	88	(88)
Interest expense, net	5	189	(184)
Income tax expense	2,511	240	2,271
Non-GAAP adjusted income	$12,461	$10,653	$1,808

Liquidity and Capital Resources

At March 31, 2013, our current ratio was 4.10 compared to 3.36 at December 31, 2012. As of March 31, 2013 we had $103,880 of working capital compared to $95,677 as of December 31, 2012. Cash and cash equivalents were $45,509 as of March 31, 2013, as compared to $44,348 as of December 31, 2012. In addition, we had $18,000 in short term bank deposits as of March 31, 2013 and December 31, 2012.

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

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the second quarter of 2014.

Net cash and cash equivalents provided in operating activities was $3,064 for the three months ended March 31, 2013 compared to $8,148 for the three months ended March 31, 2012.

Net cash and cash equivalents used in investing activities was $1,489 for the three months ended March 31, 2013 compared to $532 for the three months ended March 31, 2013. This was primarily due to the increase in the placement of lasers into service for the three months ended March 31, 2013.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents used by financing activities was $200 for the three months ended March 31, 2013 compared to $612 for the three months ended March 31, 2013. In the three months ended March 31, 2013, we had repayments of $10 on long-term debt and $203 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2012 annual financial statements included in our Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

At March 31, 2013, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K/A for the year ended December 31, 2012, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three months ended March 31, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K/A that we filed for the year ended December 31, 2012.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within an organization have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting in our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

ITEM 1. Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of business. We are involved in certain legal actions and claims which we believe, based on discussions with legal counsel, will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

As of March 31, 2013, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

ITEM 2. Unregistered sales of equity securities and use of proceeds
None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

Rule 14a-8 Shareholder Proposal Deadline

The 2013 annual meeting of shareholders will be held on August 1, 2013, which is more than 30 days before the anniversary of the 2012 annual meeting of shareholders which was held on November 6, 2012. As a result, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, the Company has set a revised deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the 2013 annual meeting of shareholders. The new deadline for delivering shareholder proposals to the Company is the close of business on May 29, 2013, which date was determined in accordance with Rule 14a-8(e). Any shareholder proposal requested to be included in the proxy materials for the 2013 annual meeting of shareholders must (i) be received by Michele Pupach, Corporate Counsel, at the Company’s principal executive offices at 147 Keystone Drive, Montgomeryville, PA 18936 on or before May 29, 2013; and (ii) satisfy all of the requirements of, and not otherwise be permitted to be excluded under, Rule 14a-8 promulgated by the SEC and our Bylaws. To ensure prompt receipt by the Company, the Company recommends that such proposals be sent certified mail, return receipt requested.

Certificate of Incorporation and Bylaws Deadline

The Company’s Certificate of Incorporation and Bylaws provide that, in order for a shareholder to make nominations for the election of directors or proposals for business to be brought before the annual meeting, a shareholder must deliver notice of such nominations and/or proposals to the Corporate Secretary not less than 30 days nor more than 60 days prior to the date of the annual meeting; provided, that if less than 31 days’ notice of the date of the annual meeting is given to shareholders, such notice must be received no later than the close of business on the 10th day following the day on which notice of the date of the annual meeting was provided to shareholders. A copy of the Certificate of Incorporation and Bylaws may be obtained from the Company. Shareholders may recommend qualified director candidates by writing to Michele Pupach, Corporate Counsel, PhotoMedex, Inc. 147 Keystone Drive, Montgomeryville, PA 18936. Submissions should include information regarding a candidate’s background, qualifications, experience and willingness to serve as a director. To ensure prompt receipt by the Company, the proposal should be sent certified mail, return receipt requested. Proposals must comply with our Bylaws related to shareholder proposals and with SEC Rule 14a-8 in order to be included in our proxy materials for the 2013 annual meeting of shareholders.

ITEM 6.  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)

10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed with this Form 10-Q.

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

PHOTOMEDEX, INC.

Date May 10, 2013	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date May 10, 2013	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer