Form 10-Q
period 2013-06-30
PHOTOMEDEX INC
filed 2013-08-09
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 9, 2013 was 20,722,939 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$41,300	$44,348
Short term bank deposit	21,185	18,000
Accounts receivable, net of allowance for doubtful accounts of $7,959 and $6,917, respectively	28,548	19,064
Inventories, net	22,741	22,467
Deferred tax asset	18,612	19,441
Prepaid expenses and other current assets	8,907	12,853
Total current assets	141,293	136,173

Property and equipment, net	8,857	6,759
Patents and licensed technologies, net	11,536	12,673
Other intangible assets	10,075	10,854
Goodwill	23,628	24,500
Deferred tax asset	18,883	20,186
Funds in respect of employee rights upon retirement and other assets	860	745
Total assets	$215,132	$211,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	263	$609
Current portion of long-term debt	-	10
Accounts payable	10,282	10,025
Accrued compensation and related expenses	2,941	2,494
Other accrued liabilities	14,539	22,099
Deferred revenues	6,478	5,259
Total current liabilities	34,503	40,496
Long-term liabilities:
Long-term note payable, net of current maturities	111	-
Deferred revenues	2,685	3,313
Other liabilities	78	166
Liability for employee rights upon retirement	688	588
Total liabilities	38,065	44,563

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 20,722,939 and 21,043,947 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	207	210
Additional paid-in capital	128,183	130,954
Retained earnings	49,608	35,302
Accumulated other comprehensive (loss) income	(931)	861
Total stockholders’ equity	177,067	167,327
Total liabilities and stockholders’ equity	$215,132	$211,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,
	2013	2012

Revenues	$58,065	$58,906

Cost of revenues	11,390	12,355

Gross profit	46,675	46,551

Operating expenses:
Engineering and product development	814	760
Selling and marketing	30,468	31,068
General and administrative	6,268	9,243
	37,550	41,071

Operating profit	9,125	5,480

Other income (loss):
Interest and other financing income (expense), net	(134)	(401)

Income before income tax expense	8,991	5,079

Income tax expense	(1,897)	(866)

Net income	$7,094	$4,213

Net income per share:
Basic	$0.34	$0.21
Diluted	$0.34	$0.20

Shares used in computing net income per share:
Basic	20,573,048	20,547,244
Diluted	21,033,349	21,034,814

Other comprehensive income (loss):
Foreign currency translation adjustments	21	(90)

Comprehensive income	$7,115	$4,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012

Revenues	$115,281	$109,179

Cost of revenues	23,256	23,589

Gross profit	92,025	85,590

Operating expenses:
Engineering and product development	1,587	1,518
Selling and marketing	59,794	56,903
General and administrative	11,927	16,362
	73,308	74,783

Operating profit	18,717	10,807

Other income (loss):
Interest and other financing income (expense), net	(3)	(631)

Income before income tax expense	18,714	10,176

Income tax expense	(4,408)	(1,106)

Net income	$14,306	$9,070

Net income per share:
Basic	$0.69	$0.47
Diluted	$0.68	$0.45

Shares used in computing net income per share:
Basic	20,624,588	19,454,775
Diluted	21,084,889	19,942,345

Other comprehensive loss:
Foreign currency translation adjustments	(1,792)	(95)

Comprehensive income	$12,514	$8,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total
BALANCE, JANUARY 1, 2013	21,043,947	$210	$130,954	$35,302	$861	$167,327
Stock-based compensation related to stock options and restricted stock	-	-	2,491	-	-	2,491
Stock options issued to consultants for services	-	-	93	-	-	93
Options exercised	3,750	-	23	-	-	23
Other comprehensive loss	-	-	-	-	(1,792)	(1,792)
Retirement of company stock	(324,758)	(3)	(5,378)	-	-	(5,381)
Net income for the six months ended June 30, 2013		-	-	14,306	-	14,306
BALANCE, JUNE 30, 2013	20,722,939	$207	$128,183	$49,608	$(931)	$177,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$14,306	$9,070
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,959	2,771
Provision for doubtful accounts	2,125	2,091
Deferred income taxes	1,982	(1,234)
Stock-based compensation	2,584	3,288
Changes in operating assets and liabilities:
Accounts receivable	(11,773)	(13,655)
Inventories	(457)	(1,923)
Prepaid expenses and other assets	3,873	(8,139)
Accounts payable	311	3,390
Accrued compensation and related expenses	473	(938)
Other accrued liabilities	(7,555)	4,756
Other liabilities	100	63
Deferred revenues	592	2,805
Net cash provided by operating activities	9,520	2,345

Cash Flows From Investing Activities:
Purchases of property and equipment	(474)	(218)
Lasers placed in service	(2,780)	(949)
Purchase of short term investments	(3,185)	-
Increase in funds – employees retirement rights	(100)	(63)
Net cash used in investing activities	(6,539)	(1,230)

Cash Flows From Financing Activities:
Payments on notes payable	(418)	(349)
Repayments of long term debt	(14)	(2,000)
Issuance of warrants	-	98
Proceeds from issuance of common stock, net	-	37,514
Proceeds from option exercises	23	39
Repurchase of company stock	(5,381)	-
Net cash (used in) provided by financing activities	(5,790)	35,302
Effect of exchange rate changes on cash	(239)	(80)
Net (decrease) increase in cash and cash equivalents	(3,048)	36,337
Cash and cash equivalents, beginning of period	44,348	16,549

Cash and cash equivalents, end of period	$41,300	$52,886

Supplemental information:
Cash paid for income taxes	$4,381	$10,922

Cash paid for interest	$11	$77

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1
The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provides proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne, actinic keratosis (a precursor to certain types of skin cancer) and photo damage. Its experience in the physician market provides the platform to expand its skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products.

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

The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future period.

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

Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated from its respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. Translation adjustments of foreign subsidiary for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). Deferred taxes are not provided on translation adjustments as the earnings of the subsidiary are considered to be permanently reinvested.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Derivatives
The group applies the provisions of Accounting Standards Codification Topic 815, Derivatives and Hedging ("ASC Topic 815"). In accordance with ASC Topic 815, all the derivative financial instruments are recognized as either financial assets or financial liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative financial instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

At June 30, 2013, the balance of such derivative instruments amounted to approximately $267 in assets and approximately $52 and $206, were recognized as financing income in the Statement of Comprehensive Income for the three and six months ended June 30, 2013, respectively.

The nominal amounts of foreign currency derivatives as of June 30, 2013 consist of forward transactions for the exchange of $5,500 into NIS.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2013 and 2012 is summarized as follows:

	June 30,
	2013	2012
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,440	$1,661
Additions charged to warranty expense	691	919
Expiring warranties	(281)	(218)
Claims satisfied	(655)	(658)
Total	1,195	1,704
Less: current portion	(1,117)	(1,378)
Accrued long-term warranty	$78	$326

For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,573,048	20,547,244	20,624,588	19,454,775
Dilutive effect of stock options and warrants	460,301	487,570	460,301	487,570
Diluted number of common and common stock equivalent shares outstanding	21,033,349	21,034,814	21,084,889	19,942,345

Diluted earnings per share for the three and six months ended June 30, 2013, exclude the impact of common stock options and warrants, totaling 2,200,350 shares, as the effect of their inclusion would be anti-dilutive.

Adoption of New Accounting Standards
Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU Topic 220") This ASU requires entities to provide information about significant amounts reclassified out of accumulated other comprehensive income. The standard became effective, prospectively, for interim and annual periods beginning after December 15, 2012. The adoption of the standard did not impact the Company's consolidated results of operations and financial condition.

Effective January 1, 2013, the Company adopted Accounting Standard Update No. 2011-11, Balance Sheet – Disclosure about Offsetting Assets and Liabilities ("ASU 2011-11"). ASU 2011-11 enhances disclosures about financial instruments and derivative instruments that are either offset in accordance with the Accounting Standards Codification or are subject to an enforceable master netting arrangement or similar agreement. The amended guidance became effective, in a retrospective manner to all comparative periods presented, for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the standard did not have a material impact on the Company's consolidated results of operations and financial condition.

Recently Issued Accounting Standards
In July 2013 the FASB has issued Accounting Standard Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11").

The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.

ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. For public companies the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted.

The adoption of the amendments is not expected to have material impact on the Company's consolidated results of operations and financial condition.

In March 2013, the FASB issued Accounting Standards Update 2013-5, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in this Update will be effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. The adoption of the standard is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

Note 2
Inventories:

	June 30, 2013	December 31, 2012
	(unaudited)
Raw materials and work in progress	$9,250	$9,012
Finished goods	13,491	13,455
Total inventories	$22,741	$22,467

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 3
Property and Equipment:

	June 30, 2013	December 31, 2012
	(unaudited)
Lasers-in-service	$10,029	$7,301
Equipment, computer hardware and software	4,474	4,015
Furniture and fixtures	628	617
Leasehold improvements	399	396
	15,530	12,329
Accumulated depreciation and amortization	(6,673)	(5,570)
Property and equipment, net	$8,857	$6,759

Depreciation and related amortization expense was $1,343 and $1,155 for the six months ended June 30, 2013 and 2012, respectively.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 4
Patents and Licensed Technologies, net:

	June 30, 2013	December 31, 2012
	(unaudited)
Gross Amount beginning of period	$15,411	$15,124
Additions	38	181
Translation differences	(188)	106
Gross Amount end of period	15,261	15,411

Accumulated amortization	(3,725)	(2,738)

Patents and licensed technologies, net	$11,536	$12,673

Related amortization expense was $1,020 and $1,015 for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last six months of 2013	$1,022
2014	2,043
2015	2,036
2016	1,965
2017	896
Thereafter	3,574
Total	$11,536

Note 5
Goodwill and Other Intangible Assets:

Balance at January 1, 2013, as restated	$24,500
Translation differences	(872)
Balance at June 30, 2013	$23,628

The Company has no impairment loss as of June 30, 2013.

Set forth below is a detailed listing of other definite-lived intangible assets:

	June 30, 2013			December 31, 2012
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,744	$6,372	$12,116	$5,700	$6,300	$12,000
Translation differences	(79)	(127)	(206)	44	72	116
Gross Amount end of period	5,665	6,245	11,910	5,744	6,372	12,116

Accumulated amortization	(873)	(962)	(1,835)	(598)	(664)	(1,262)

Net Book Value	$4,792	$5,283	$10,075	$5,146	$5,708	$10,854

Related amortization expense was $600 and $600 for the periods ended June 30, 2013 and 2012, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last six months of 2013	$600
2014	1,200
2015	1,200
2016	1,200
2017	1,200
Thereafter	4,675
Total	$10,075

Note 6
Accrued Compensation and related expenses:

	June 30, 2013	December 31, 2012
	(unaudited)
Accrued payroll and related taxes	$947	$1,010
Accrued vacation	373	262
Accrued commissions and bonus	1,621	1,222
Total accrued compensation and related expense	$2,941	$2,494

Note 7
Other Accrued Liabilities:

	June 30, 2013	December 31, 2012
	(unaudited)
Accrued warranty, current	$1,117	$1,274
Accrued taxes, net (2)	1,638	4,304
Accrued sales returns (1)	7,940	11,901
Other accrued liabilities	3,844	4,620
Total other accrued liabilities	$14,539	$22,099

(1)	The activity in the sales returns liability account was as follows:

	Six Months Ended June 30,
	2013	2012
	(unaudited)	(unaudited)
Balance at beginning of year	$11,901	$6,143
Additions that reduce net sales	17,156	22,224
Deductions from reserves	(21,117)	(16,578)
Balance at end of period	$7,940	$11,789

(2)	The December 31, 2012 balance is shown as restated

Note 8
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for the three and six month periods ended June 30, 2013 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elects to file a U.S. consolidated income tax return. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the federal statutory rate (generally 20% to 24%, respectively).

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

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,114,714 shares were reserved for outstanding options.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2013 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	898,541	$16.65
Granted	259,625	16.59
Exercised	(3,750)	6.24
Cancelled	(17,166)	25.5
Outstanding, June 30, 2013	1,137,250	$16.62
Options exercisable at June 30, 2013	324,625	$17.72

At June 30, 2013, there was $10,903 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.5 years. The intrinsic value of options outstanding and exercisable at June 30, 2013 was not significant.

The Company calculates expected volatility for a share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the six months ended June 30, 2013, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

Six Months Ended June 30, 2013
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

Total stock based compensation expense was $2,584 and $3,288 for the six months ended June 30, 2013 and 2012.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2013
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$48,673	$7,376	$2,016	$58,065
Costs of revenues	7,174	3,014	1,202	11,390
Gross profit	41,499	4,362	814	46,675
Gross profit %	85.3%	59.1%	40.4%	80.4%

Allocated operating expenses:
Engineering and product development	279	317	218	814
Selling and marketing expenses	26,703	3,233	532	30,468

Unallocated operating expenses	-	-	-	6,268
	26,982	3,550	750	37,550
Income from operations	14,517	812	64	9,125

Interest and other financing income (expense), net	-	-	-	(134)

Net income before taxes	$14,517	$812	$64	$8,991

Three Months Ended June 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$50,464		$5,274	$3,168	$58,906
Costs of revenues	8,169		2,605	1,581	12,355
Gross profit	42,295		2,669	1,587	46,551
Gross profit %	83.8%		50.6%	50.1%	79.0%

Allocated operating expenses:
Engineering and product development	240		275	245	760
Selling and marketing expenses	27,544		2,421	1,103	31,068

Unallocated operating expenses	-		-	-	9,243
	27,784		2,696	1,348	41,071
Income (loss) from operations	14,511		(27)	239	5,480

Interest and other financing income (expense), net	-		-	-	(401)

Net income (loss) before taxes	$14,511	$	(27)	$239	$5,079

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Six Months Ended June 30, 2013
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$97,733	13,331	$4,217	$115,281
Costs of revenues	14,691	5,945	2,620	23,256
Gross profit	83,042	7,386	1,597	92,025
Gross profit %	85.0%	55.4%	37.9%	79.8%

Allocated operating expenses:
Engineering and product development	497	641	449	1,587
Selling and marketing expenses	52,334	6,407	1,053	59,794

Unallocated operating expenses	-	-	-	11,927
	52,831	7,048	1,502	73,308
Income from operations	30,211	338	95	18,717

Interest and other financing income (expense), net	-	-	-	(3)

Net income before taxes	$30,211	$338	$95	$18,714

Six Months Ended June 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$92,665		$10,347	$6,167	$109,179
Costs of revenues	14,941		5,284	3,364	23,589
Gross profit	77,724		5,063	2,803	85,590
Gross profit %	83.9%		48.9%	45.4%	78.4%

Allocated operating expenses:
Engineering and product development	477		585	456	1,518
Selling and marketing expenses	49,693		4,950	2,260	56,903

Unallocated operating expenses	-		-	-	16,362
	50,170		5,535	2,716	74,783
Income from operations	27,554		(472)	87	10,807

Interest and other financing income (expense), net	-		-	-	(631)

Net income before taxes	$27,554	$	(472)	$87	$10,176

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the three and six months ended June 30, 2013 and 2012, net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
North America 1	$42,033	$43,948	$86,932	$82,636
Asia Pacific 2	9,440	8,466	15,202	13,773
Europe (including Israel)	5,861	6,245	11,494	11,453
South America	731	247	1,653	1,317
	$58,065	$58,906	$115,281	$109,179

1 United States	$37,329	$37,470	$75,336	$70,093
2 Japan	$7,452	$6,847	$11,715	$10,174

As of June 30, 2013 and December 31, 2012, long-lived assets by geographic area were as follows:

	June 30, 2013	December 31, 2012
	(unaudited)
North America	$7,660	$5,772
Asia Pacific	-	-
Europe (including Israel)	1,197	987
South America	-	-
	$8,857	$6,759

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 11
Significant Customer Concentration:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Customer A	11%	9%	11%	7%
Customer B	12%	11%	9%	8%

No other customer was more than 10% of total company revenues for the three and six months ended June 30, 2013 and 2012.

Note 12
Subsequent Event:

On July 17, 2013 PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., completed the acquisition of 100% of the shares of LK Technology Importaçăo E Exportaçăo LTDA (“LK”), a privately-held distributor in Brazil, and plans to begin marketing and selling its no!no!® products in Brazil as early as the third quarter of 2013 through its acquisition of LK. Total consideration of the transaction is $100 plus profits resulting from LK’s legacy activity during a transition period.

LK brings to PhotoMedex all required licenses, authorizations and permits to immediately begin its consumer business operating locally. LK was founded in 2003 and is based in Sao Paulo. LK has been operating for several years selling Radiancy’s professional line of products in Brazil. The local manager of LK will remain in his position.

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

Our revenue generation is categorized as Consumer, Physician-Recurring or Professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 4.3 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2012 population was over 127 million people and North America’s was approximately 314 million people—far greater than the more than four million who have already purchased our products. In addition, we have recently launched our consumer marketing platform in Germany (population of approximately 83 million people) and about to launch in Brazil (population of approximately 192 million people) in the upcoming months. See Note 12, set forth in this quarterly filing.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $35 million and $38 million for the three months ended June 30, 2013 and 2012, respectively. Our consumer distribution segment in North America had sales of approximately $74 million and $71 million for the six months ended June 30, 2013 and 2012, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $13 million and $12 million for the three months ended June 30, 2013 and 2012, respectively. In the international consumer segment, sales were approximately $23 million and $21 million for the six months ended June 30, 2013 and 2012, respectively. We utilize various sales and marketing methods including direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom, Argentina and Australia.

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

Sales and Marketing

As of June 30, 2013, our sales and marketing personnel consisted of 64 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and six months ended June 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Consumer	$48,673	$50,464	$97,733	$92,665
Physician Recurring	7,376	5,274	13,331	10,347
Professional	2,016	3,168	4,217	6,167

Total Revenues	$58,065	$58,906	$115,281	$109,179

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Direct-to-consumer	$30,320	$33,696	$62,042	$65,212
Distributors	8,435	7,007	13,726	11,700
Retailers and home shopping channels	9,918	9,761	21,965	15,753

Total Consumer Revenues	$48,673	$50,464	$97,733	$92,665

For the three months ended June 30, 2013, consumer products revenues were $48,673 compared to $50,464 in the three months ended June 30, 2012. The decrease of 3.5% during the periods was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the three months ended June 30, 2013 were $30,320 compared to $33,696 for the same period in 2012. The decrease of 10% was due in part from national news and weather events occurring during the quarter which diverted attention away from the television channels where our advertisements are placed and in part as a result of spending less on US media due to increases in the cost per media.

•	Retailers and Home Shopping Channels. Revenues for the three months ended June 30, 2013 were $9,918 compared to $9,761 for the same period in 2012. The revenues were consistent between the periods.
•
Distributors Channels. Revenues for the three months ended June 30, 2103 were $8,435 compared to $7,007 for the same period in 2012. The increase in revenues of 20% was due to increased marketing efforts by our partner in Japan as well as a new product introduction.

For the six months ended June 30, 2013, consumer products revenues were $97,733 compared to $92,665 in the three months ended June 30, 2012. The increase of 5.5% during the periods was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the six months ended June 30, 2013 were $62,042 compared to $65,212 for the same period in 2012. The decrease of 5% was due in part from national news and weather events occurring during the period which diverted attention away from the television channels where our advertisements are placed and in part as a result of spending less on US media due to increases in the cost per media.

•
Retailers and Home Shopping Channels. Revenues for the six months ended June 30, 2013 were $21,965 compared to $15,753 for the same period in 2012. The increase of 39% was mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK and the additional retailers added to this channel.

•
Distributors Channels. Revenues for the six months ended June 30, 2103 were $13,726 compared to $11,700 for the same period in 2012. The increase in revenues of 17% was due to increased marketing efforts by our partner in Japan as well as a new product introduction.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
North America	$35,042	$38,141	$74,267	$71,138
International	13,631	12,323	23,466	21,527

Total Consumer Revenues	$48,673	$50,464	$97,733	$92,665

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
XTRAC Treatments	$4,024	$1,977	$6,593	$3,656
Neova skincare	2,142	2,135	4,368	4,300
Surgical products	482	472	1,002	1,012
Other	728	690	1,368	1,379

Total Physician Recurring Revenues	$7,376	$5,274	$13,331	$10,347

XTRAC Treatments

Recognized treatment revenue for the three months ended June 30, 2013 was $4,024, which approximates 57,000 treatments, with prices between $65 to $85 per treatment, compared to recognized revenues of $1,977 or approximately 28,000 treatments for the three months ended June 30, 2012. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and be generally reimbursed.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three and six months ended June 30, 2013, we recognized net revenues of $580 and deferred net revenues of $10, respectively, under this approach compared to deferred net revenues of $72 and $217 for the three and six months ended June 30, 2012, respectively.

NEOVA skincare

For the three months ended June 30, 2013, revenues were $2,142 compared to $2,135 for the three months ended June 30, 2012. For the six months ended June 30, 2013, revenues were $4,368 compared to $4,300 for the six months ended June 30, 2012. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.

Surgical products

For the three months ended June 30, 2013 and 2012, revenues were $482 and $472, respectively. For the six months ended June 30, 2013 and 2012, revenues were $1,002 and $1,012, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
North America	$6,599	$4,602	$11,761	$9,027
International	777	672	1,570	1,320

Total Physicians Recurring Revenues	$7,376	$5,274	$13,331	$10,347

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Dermatology equipment	$1,042	$1,294	$2,119	$2,652
LHE equipment	624	1,418	1,402	2,409
Omnilux/Lumiere equipment	350	336	603	928
Surgical lasers	-	120	93	178

Total Professional Revenues	$2,016	$3,168	$4,217	$6,167

Dermatology equipment

For the three months ended June 30, 2013 and 2012, dermatology equipment revenues were $1,042 and $1,294, respectively. Included in the June 30, 2012 amount were domestic XTRAC laser sales of $326 on seven lasers sold. For the six months ended June 30, 2013 and 2012, dermatology equipment revenues were $2,119 and $2,652, respectively. Included in the June 30, 2012 amount were domestic XTRAC laser sales of $794 on 17 lasers sold. There were no domestic XTRAC laser sales for the three and six months ended June 30, 2013. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold 31 systems for the three months ended June 30, 2013, 18 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $968 for the three months ended June 30, 2012. We sold 38 systems for the three months ended June 30, 2012, 27 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. Internationally, we sold 64 systems for the six months ended June 30, 2013, 38 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $1,858 for the six months ended June 30, 2012. We sold 67 systems for the three months ended June 30, 2012, 44 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

For the three months ended June 30, 2013 and 2012, LHE® brand products revenues were $624 and $1,418, respectively. For the six months ended June 30, 2013 and 2012, LHE® brand products revenues were $1,402 and $2,409, respectively. LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

Omnilux/Lumiere equipment

For the three months ended June 30, 2013 and 2012, Omnilux/Lumiere equipment revenues were $350 and $336, respectively. For the six months ended June 30, 2013 and 2012, Omnilux/Lumiere equipment revenues were $603 and $928, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended June 30, 2012, surgical laser revenues were $120, representing three laser systems. There were no laser systems sold for during the three months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, surgical laser revenues were $93, representing three laser systems, and $178, representing four laser systems, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
North America	$465	$870	$985	$2,137
International	1,551	2,298	3,232	4,030

Total Professional Revenues	$2,016	$3,168	$4,217	$6,167

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Consumer	$7,174	$8,169	$14,691	$14,941
Physician Recurring	3,014	2,605	5,945	5,284
Professional	1,202	1,581	2,620	3,364

Total Cost of Revenues	$11,390	$12,355	$23,256	$23,589

Overall, cost of revenues has increased in the segments due to the related increases in revenues.

Gross Profit Analysis

Gross profit increased to $46,675 for the three months ended June 30, 2013 from $46,551 during the same period in 2012. As a percentage of revenues, the gross margin increased to 80.4% for the three months ended June 30, 2013 from 79.0% for the same period in 2012.

Gross profit increased to $92,025 for the six months ended June 30, 2013 from $85,590 during the same period in 2012. As a percentage of revenues, the gross margin increased to 79.8% for the six months ended June 30, 2013 from 78.4% for the same period in 2012.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$58,065	$58,906	$115,281	$109,179
Percent (decrease)/increase	(1.4%)		5.6%
Cost of revenues	11,390	12,355	23,256	23,589
Percent (decrease)/increase	(7.8%)		1.4%
Gross profit	$46,675	$46,551	$92,025	$85,590
Gross margin percentage	80.4%	79.0%	79.8%	78.4%

The primary reasons for the changes in gross profit and the gross margin percentage for the three and six months ended June 30, 2013, compared to the same periods in 2012, were due to a change in the sales mix mainly increases in home shopping channel and retailers within the Consumer segment. In addition the Physician Recurring segment had 40% and 29%, respectively, greater revenues than the prior year periods with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$48,673	$50,464	$97,733	$92,665
Percent (decrease)/increase	(3.5%)		5.5%
Cost of revenues	7,174	8,169	14,691	14,941
Percent decrease	(12.2%)		(1.7%)
Gross profit	$41,499	$42,295	$83,042	$77,724
Gross margin percentage	85.3%	83.8%	85.0%	83.9%

Gross profit for the three months ended June 30, 2013 was consistent with the comparable period in 2012. Gross profit for the six months ended June 30, 2013 increased by $5,318 from the comparable period in 2012. The key factor for this increase was due to the increase in the channels of consumer revenues. An additional factor for the increase in gross profit was a decrease in cost of revenues between the periods due to a change in product mix between the comparable periods.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$7,376	$5,274	$13,331	$10,347
Percent increase	39.9%		28.8%
Cost of revenues	3,014	2,605	5,945	5,284
Percent increase	15.7%		12.5%
Gross profit	$4,362	$2,669	$7,386	$5,063
Gross margin percentage	59.1%	50.6%	55.4%	48.9%

Gross profit for the three and six months ended June 30, 2013 increased by $1,693 and $2,323, respectively, from the comparable periods in 2012. The primary reason for the increased gross profit and gross margin is the increase in XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$2,016	$3,168	$4,217	$6,167
Percent decrease	(36.4%)		(31.6%)
Cost of revenues	1,202	1,581	2,620	3,364
Percent decrease	(24.0%)		(22.1%)
Gross profit	$814	$1,587	$1,597	$2,803
Gross margin percentage	40.4%	50.1%	37.9%	45.4%

Gross profit for the three and six months ended June 30, 2013 decreased by $773 and $1,206, respectively, from the comparable periods in 2012. The key factor for the decreases was the decreases in revenues for each product type.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2013 increased to $814 from $760 for the three months ended June 30, 2012. Engineering and product development expenses for the six months ended June 30, 2013 increased to $1,587 from $1,518 for the three months ended June 30, 2012. The majority of this expense relates to the salaries of our worldwide engineering and product development team and are in line with the prior year.

Selling and Marketing Expenses

For the three months ended June 30, 2013, selling and marketing expenses decreased to $30,468 from $31,068 for the three months ended June 30, 2012. The decrease was primarily for the following reasons:

•
We decreased no!no! Hair Removal direct to consumer marketing activities in North America due to an increase in the cost per media. This decrease was partially offset by an increase in media spend in the UK and Germany.

•	Overall media buying and advertising expenses in the three months ended June 30, 2013 were 27.5% of total revenues compared to 25.7% of total revenues in the three months ended June 30, 2012.

For the six months ended June 30, 2013, selling and marketing expenses increased to $59,794 from $56,903 for the six months ended June 30, 2012. The increase was primarily for the following reasons:

•
We increased no!no! Hair Removal direct to consumer activities in North America, the UK and Germany via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses.

•
The increase in the percentage of selling and marketing expenses compared to total revenues was mainly due to an increase of the direct to consumer advertising and selling activities (media buying, advertisement, public relations, production of commercials and relevant marketing materials). Media buying and advertising expenses in the six months ended June 30, 2013 were 26.6% of total revenues compared to 25.9% of total revenues in the six months ended June 30, 2012.

General and Administrative Expenses

For the three months ended June 30, 2013, general and administrative expenses decreased to $6,268 from $9,243 for the three months ended June 30, 2012. For the six months ended June 30, 2013, general and administrative expenses decreased to $11,927 from $16,362 for the six months ended June 30, 2012. The decreases were due to the following reason:

•	There was a decrease of $3,801 and $5,595 for the three and six months ended June 30, 2013, respectively, in legal expense due to the completion of major litigation during 2012.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended June 30, 2013 decreased to $134, as compared to $401 for the three months ended June 30, 2012. The decrease of $267 is mainly due to a decrease in interest expense of $215. Net interest and other financing expense for the six months ended June 30, 2013 decreased to $3, as compared to $631 for the six months ended June 30, 2012. The decrease of $628 is mainly due to a decrease in interest expense of $399. The interest expense related to the term note that was assumed in the reverse merger. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP.

Taxes on Income, Net

For the three months ended June 30, 2013, the net taxes on income amounted to $1,897 as compared to $866 for the three months ended June 30, 2012. For the six months ended June 30, 2013, the net taxes on income amounted to $4,408 as compared to $1,106 for the six months ended June 30, 2012. Partially offsetting the tax expense for the six months ended June 30, 2012, we recorded a federal income tax receivable in 2012; the refund was received on February 28, 2013, due to the expected carryback of our 2011 net operating loss from Radiancy, Inc. for a refund of the 2010 federal taxes paid.

Net Income

The factors described above resulted in net income of $7,094 during the three months ended June 30, 2013, as compared to $4,213 during the three months ended June 30, 2012, an increase of 68%. The factors described above resulted in net income of $14,306 during the six months ended June 30, 2013, as compared to $9,070 during the six months ended June 30, 2012, an increase of 58%.

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

	For the Three Months ended June 30,
	2013	2012	Change

Net income	$7,094	$4,213	$2,881

Adjustments:
Depreciation and amortization	1,517	1,389	128
Stock-based compensation expense	1,294	1,535	(241)
Litigation expense	-	3,801	(3,801)
Severance and related costs	-	166	(166)
Interest expense, net	4	219	(215)
Income tax expense	1,897	866	1,031
Non-GAAP adjusted income	$11,806	$12,189	$(383)

	For the Six Months ended June 30,
	2013	2012	Change

Net income	$14,306	$9,070	$5,236

Adjustments:
Depreciation and amortization	2,959	2,721	238
Stock-based compensation expense	2,584	3,288	(704)
Litigation expense	-	5,595	(5,595)
Other investment financing costs	-	400	(400)
Severance and related costs	-	254	(254)
Interest expense, net	9	408	(399)
Income tax expense	4,408	1,106	3,302
Non-GAAP adjusted income	$24,266	$22,842	$1,424

Liquidity and Capital Resources

At June 30, 2013, our current ratio was 4.10 compared to 3.36 at December 31, 2012. As of June 30, 2013 we had $106,790 of working capital compared to $95,677 as of December 31, 2012. Cash and cash equivalents were $41,300 as of June 30, 2013, as compared to $44,348 as of December 31, 2012. In addition, we had $21,185 and $18,000 in short term bank deposits as of June 30, 2013 and December 31, 2012, respectively.

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

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. To date, we have repurchased 1,167,719 shares at an average price of $13.1 per share for a total of $16,125. In anticipation that by the 2013 anniversary date of this program, the Company will have fulfilled the $25 million limit under this program the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. The shares will be purchased with cash on hand.
We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the third quarter of 2014.

Net cash and cash equivalents provided by operating activities was $9,521 for the six months ended June 30, 2013 compared to $2,345 for the six months ended June 30, 2012.

Net cash and cash equivalents used in investing activities was $6,539 for the six months ended June 30, 2013 compared to $1,230 for the six months ended June 30, 2013. This was primarily due to the increase in the placement of lasers into service for the six months ended June 30, 2013 and to the purchase of additional short term investments of $3,185.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents used by financing activities was $5,790 for the six months ended June 30, 2013 compared to cash provided by of $37,302 for the six months ended June 30, 2013. In the six months ended June 30, 2013, we had repurchased company stock for $5,381 and repayments of $418 for certain notes payable. In the six months ended June 30, 2012, we had proceeds from issuance of common stock, net of $37,515, which was partially offset by repayments of $2,000 on long-term debt and $351 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2012 annual financial statements included in our Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

At June 30, 2013, we had no off-balance sheet arrangements.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and six months ended June 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K/A that we filed for the year ended December 31, 2012.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

ITEM 1A. Risk Factors

As of June 30, 2013, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31,2012.

ITEM 2. Unregistered sales of equity securities and use of proceeds
None.

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)

10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)
10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed with this Form 10-Q.

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

PHOTOMEDEX, INC.

Date August 9, 2013	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date August 9, 2013	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer