Form 10-Q
period 2013-09-30
PHOTOMEDEX INC
filed 2013-11-08
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 7, 2013 was 19,876,015 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Restated)
ASSETS

Current assets:
Cash and cash equivalents	$30,470	$44,348
Short term bank deposit	18,481	18,000
Accounts receivable, net of allowance for doubtful accounts of $8,832 and $6,917, respectively	21,510	19,064
Inventories, net	27,633	22,467
Deferred tax asset	17,997	19,441
Prepaid expenses and other current assets	13,762	12,853
Total current assets	129,853	136,173

Property and equipment, net	10,001	6,759
Patents and licensed technologies, net	11,209	12,673
Other intangible assets	9,943	10,854
Goodwill	24,605	24,500
Deferred tax asset	18,195	20,186
Funds in respect of employee rights upon retirement and other assets	985	745
Total assets	$204,791	$211,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$57	$609
Current portion of long-term debt	-	10
Accounts payable	11,609	10,025
Accrued compensation and related expenses	2,688	2,494
Other accrued liabilities	13,213	22,099
Deferred revenues	6,304	5,259
Total current liabilities	33,871	40,496
Long-term liabilities:
Long-term note payable, net of current maturities	97	-
Deferred revenues	2,381	3,313
Other liabilities	219	166
Liability for employee rights upon retirement	776	588
Total liabilities	37,344	44,563

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 19,876,015 and 21,043,947 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	199	210
Additional paid-in capital	115,801	130,954
Retained earnings	50,494	35,302
Accumulated other comprehensive income	953	861
Total stockholders’ equity	167,447	167,327
Total liabilities and stockholders’ equity	$204,791	$211,890

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012

Revenues	$45,893	$56,681

Cost of revenues	9,066	11,281

Gross profit	36,827	45,400

Operating expenses:
Engineering and product development	805	628
Selling and marketing	30,973	28,285
General and administrative	5,972	6,231
	37,750	35,144

Operating profit (loss)	(923)	10,256

Other income (loss):
Interest and other financing income (expense), net	473	(231)

Income (loss) before income tax expense	(450)	10,025

Income tax expense (benefit)	(1,336)	2,500

Net income	$886	$7,525

Net income per share:
Basic	$0.04	$0.35
Diluted	$0.04	$0.35

Shares used in computing net income per share:
Basic	19,982,967	21,205,675
Diluted	20,441,262	21,752,845

Other comprehensive income:
Foreign currency translation adjustments	1,884	961

Comprehensive income	$2,770	$8,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012

Revenues	$161,174	$165,860

Cost of revenues	32,322	34,870

Gross profit	128,852	130,990

Operating expenses:
Engineering and product development	2,392	2,146
Selling and marketing	90,767	85,188
General and administrative	17,899	22,593
	111,058	109,927

Operating profit	17,794	21,063

Other income (loss):
Interest and other financing income (expense), net	470	(862)

Income before income tax expense	18,264	20,201

Income tax expense	3,072	3,606

Net income	$15,192	$16,595

Net income per share:
Basic	$0.74	$0.83
Diluted	$0.72	$0.81

Shares used in computing net income per share:
Basic	20,518,493	20,001,456
Diluted	20,976,788	20,548,626

Other comprehensive loss:
Foreign currency translation adjustments	92	865

Comprehensive income	$15,284	$17,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, JANUARY 1, 2013	21,043,947	$210	$130,954	$35,302	$861	$167,327
Stock-based compensation related to stock options and restricted stock	-	-	3,706	-	-	3,706
Stock options issued to consultants for services	-	-	89	-	-	89
Options exercised	3,750	-	23	-	-	23
Other comprehensive income	-	-	-	-	92	92
Retirement of company stock	(1,171,682)	(11)	(18,971)	-	-	(18,982)
Net income for the nine months ended September 30, 2013	-	-	-	15,192	-	15,192
BALANCE, SEPTEMBER 30, 2013	19,876,015	$199	$115,801	$50,494	$953	$167,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Nine Months Ended September 30,
	2013	2012
Cash Flows From Operating Activities:
Net income	$15,192	$16,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,510	4,176
Provision for doubtful accounts	3,428	3,404
Deferred income taxes	3,438	(332)
Stock-based compensation	3,795	4,817
Changes in operating assets and liabilities:
Accounts receivable	(5,761)	(11,434)
Inventories	(5,142)	(4,680)
Prepaid expenses and other assets	(994)	(7,533)
Accounts payable	1,456	3,040
Accrued compensation and related expenses	200	(729)
Other accrued liabilities	(9,158)	(619)
Other liabilities	188	3,274
Deferred revenues	252	1,052
Net cash provided by operating activities	11,404	11,031

Cash Flows From Investing Activities:
Purchases of property and equipment	(710)	(277)
Lasers placed in service	(4,430)	(2,129)
Proceeds (investment) in short-term deposits	(481)	(18,000)
Acquisition of business, net of cash acquired	84	-
Increase in funds – employees retirement rights	(188)	(34)
Net cash used in investing activities	(5,725)	(20,440)

Cash Flows From Financing Activities:
Payments on notes payable	(624)	(457)
Repayments of long term debt	(28)	(2,000)
Issuance of warrants	-	98
Proceeds from issuance of common stock, net	-	37,514
Proceeds from option exercises	23	54
Proceeds from warrant exercises	-	134
Repurchase of company stock	(18,982)	(5,342)
Net cash (used in) provided by financing activities	(19,611)	30,001
Effect of exchange rate changes on cash	54	(334)
Net (decrease) increase in cash and cash equivalents	(13,878)	20,258
Cash and cash equivalents, beginning of period	44,348	16,549

Cash and cash equivalents, end of period	$30,470	$36,807

Supplemental information:
Cash paid for income taxes	$6,582	$11,190

Cash paid for interest	$13	$77

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

As a result of the acquisition, the Company implemented a business plan focused on three key components – a highly-trained direct sales force to target the Physician and Professional Segments; a multi-tiered marketing platform targeting the global consumer; and a full product-life-cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance and ultimately, direct-marketing to the consumer as dictated by normal product-life-cycle evolution. The Company reorganized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

On July 1, 2013, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., completed the acquisition of 100% of the shares of LK Technology Importaçăo E Exportaçăo LTDA (“LK”), a privately-held distributor in Brazil based in Sao Paulo, and has begun to market and sell its no!no!® products in Brazil in the third quarter through its acquisition of LK. (See Note 2.)

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

The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013 or for any other interim period or for any future period.

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

The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors the Company takes into account when determining the proper time at which to recognize revenue are (i) when title to the goods transfers and (ii) when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or fully assured.

For revenue arrangements with multiple deliverables within a single, contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the related unit.

With respect to sales arrangements under which the buyer has a right to return the related product, revenue is recognized only if all the following conditions are met: the price is fixed or determinable at the date of sale; the buyer has paid, or is obligated to pay and the obligation is not contingent on resale of the product; the buyer's obligation would not be changed in the event of theft or physical destruction or damage of the product; the buyer has economic substance; the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns can be reasonably estimated.

The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 8.)

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Functional Currency
The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar ("$" or "dollars"), except for the operations of Photo Therapeutics, Ltd. which are conducted in Great Britain Pounds (GBP) and LK Technologies which are conducted in Brazilian Real (BRL). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar. Thus, the functional (and reporting currency) of the Company and its subsidiaries (other than Photo Therapeutics, Ltd. and LK Technologies) is the dollar.

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

Assets and liabilities of a foreign subsidiary, whose functional currency is the local currency, are translated from its respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the period. Translation adjustments of the foreign subsidiary for which the local currency is the functional currency are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income (loss). Deferred taxes are not provided on translation adjustments as the earnings of the subsidiary are considered to be permanently reinvested.

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

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets including goodwill. As such, we have determined that these fair value measurements reside within Level 3 of the fair value hierarchy.

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

At September 30, 2013, the balance of such derivative instruments amounted to approximately $314 in assets and approximately $288 and $494 were recognized as financing income in the Statement of Comprehensive Income for the three and nine months ended September 30, 2013, respectively.

The nominal amounts of foreign currency derivatives as of September 30, 2013 consist of forward transactions for the exchange of $13,600 into NIS.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition offers or customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2013 and 2012 is summarized as follows:

	September 30,
	2013	2012
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,440	$1,661
Additions charged to warranty expense	1,123	1,189
Expiring warranties	(344)	(307)
Claims satisfied	(1,077)	(1,076)
Total	1,142	1,467
Less: current portion	(1,071)	(1,229)
Accrued long-term warranty	$71	$238

For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	19,982,967	21,205,675	20,518,493	20,001,456
Dilutive effect of stock options and warrants	458,295	547,170	458,295	547,170
Diluted number of common and common stock equivalent shares outstanding	20,441,262	21,752,845	20,976,788	20,548,626

Diluted earnings per share for the three and nine months ended September 30, 2013, exclude the impact of common stock options and warrants, totaling 2,101,873 shares, as the effect of their inclusion would be anti-dilutive.

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

ASU 2013-5 clarifies that, when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in-substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU 2013-5 also clarifies that if the business combination achieved in stages relates to a previously held equity method investment (step-acquisition) that is a foreign entity, the amount of accumulated other comprehensive income that is reclassified and included in the calculation of gain or loss shall include any foreign currency translation adjustment related to that previously held investment.

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

Note 2
Acquisition

On July 1, 2013, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., completed the acquisition of 100% of the shares of LK Technology Importaçăo E Exportaçăo LTDA (“LK”), a privately-held distributor in Brazil.

LK brings to PhotoMedex all required licenses, authorizations and permits to immediately begin its consumer business operating locally. LK was founded in 2003 and is based in Sao Paulo. LK has been operating for several years selling Radiancy’s professional line of products in Brazil. The local manager of LK will remain in his position.

The total consideration was $181, consisting of $41 cash down payment, $59 to be paid on the $100 consideration and $81 (a contingent consideration component) liability for an estimated amount to be due for the profit to be earned on the remaining inventory at acquisition date.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The fair value of the assets acquired and liabilities assumed were based on management estimates. Based on the initial purchase price allocation, the following table summarizes the fair value amounts of the assets acquired and liabilities assumed at the date of the acquisition:

Cash and cash equivalents	$125
Accounts receivable	1
Inventories	20
Prepaid expenses and other current assets	2
Total assets acquired at fair value	148

Accounts payable	(75)
Accrued compensation and related expenses	(2)
Other accrued liabilities	(11)
Total liabilities assumed	(88)

Net assets acquired	$60

The purchase price exceeded the fair value of the net assets acquired by $121, which was recorded as goodwill.

The consolidated results of operations do not include any revenues or expenses related to the LK business on or prior to July 1, 2013, the consummation date of the acquisition. Assuming the acquisition of LK had occurred on January 1, 2012, the impact on the Company’s results for the nine months ended September 30, 2013 and 2012 would have been immaterial. However this determination does not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2012, nor to be indicative of future results of operations.

Note 3
Inventories:

	September 30, 2013	December 31, 2012
	(unaudited)
Raw materials and work in progress	$11,148	$9,012
Finished goods	16,485	13,455
Total inventories	$27,633	$22,467

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

	September 30, 2013	December 31, 2012
	(unaudited)
Lasers-in-service	$11,660	$7,301
Equipment, computer hardware and software	4,563	4,015
Furniture and fixtures	668	617
Leasehold improvements	501	396
	17,392	12,329
Accumulated depreciation and amortization	(7,391)	(5,570)
Property and equipment, net	$10,001	$6,759

Depreciation and related amortization expense was $2,085 and $1,746 for the nine months ended September 30, 2013 and 2012, respectively.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 5
Patents and Licensed Technologies, net:

	September 30, 2013	December 31, 2012
	(unaudited)
Gross Amount beginning of period	$15,411	$15,124
Additions	81	181
Translation differences	(3)	106
Gross Amount end of period	15,489	15,411

Accumulated amortization	(4,280)	(2,738)

Patents and licensed technologies, net	$11,209	$12,673

Related amortization expense was $1,532 and $1,530 for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last three months of 2013	$512
2014	2,046
2015	2,039
2016	2,019
2017	899
Thereafter	3,694
Total	$11,209

Note 6
Goodwill and Other Intangible Assets:

Balance at January 1, 2013, as restated	$24,500
Additions to goodwill	121
Translation differences	(16)
Balance at September 30, 2013	$24,605

The Company has no impairment loss as of September 30, 2013.

Set forth below is a detailed listing of other definite-lived intangible assets:

	September 30, 2013			December 31, 2012
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,744	$6,372	$12,116	$5,700	$6,300	$12,000
Translation differences	(1)	(2)	(3)	44	72	116
Gross Amount end of period	5,743	6,370	12,113	5,744	6,372	12,116

Accumulated amortization	(1,029)	(1,141)	(2,170)	(598)	(664)	(1,262)

Net Book Value	$4,714	$5,229	$9,943	$5,146	$5,708	$10,854

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Related amortization expense was $900 and $900 for the periods ended September 30, 2013 and 2012, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the trade names and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last three months of 2013	$300
2014	1,200
2015	1,200
2016	1,200
2017	1,200
Thereafter	4,843
Total	$9,943

Note 7
Accrued Compensation and related expenses:

	September 30, 2013	December 31, 2012
	(unaudited)
Accrued payroll and related taxes	$729	$1,010
Accrued vacation	340	262
Accrued commissions and bonus	1,619	1,222
Total accrued compensation and related expense	$2,688	$2,494

Note 8
Other Accrued Liabilities:

	September 30, 2013	December 31, 2012
	(unaudited)
Accrued warranty, current	$1,071	$1,274
Accrued taxes, net (2)	914	4,304
Accrued sales returns (1)	8,433	11,901
Other accrued liabilities	2,795	4,620
Total other accrued liabilities	$13,213	$22,099

(1)	The activity in the sales returns liability account was as follows:

	Nine Months Ended September 30,
	2013	2012
	(unaudited)	(unaudited)
Balance at beginning of year	$11,901	$6,143
Additions that reduce net sales	29,246	22,224
Deductions from reserves	(32,714)	(16,578)
Balance at end of period	$8,433	$11,789

(2)	The December 31, 2012 balance is shown as restated

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 9
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between the US, UK and Israel).

The difference between the Company's effective tax rates for the three and nine month periods ended September 30, 2013 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elects to file a U.S. consolidated income tax return. In addition, the Israeli and UK subsidiaries’ earnings are effectively taxed at rates lower than the federal statutory rate (generally 20% to 24%, respectively).

As more fully described in the consolidated financial statements for fiscal 2012, under Israeli law, the Israeli subsidiary is entitled to various tax benefits by virtue of the “approved enterprise” status that was granted by the Investment Center to a number of its production facilities.

In December 2010, the Israeli parliament passed the Economic Policy Law for the Years 2011 and 2012 (Legislative Amendments) – 2011 (hereinafter – the “Amendment”) which set out, among other things, amendments to the Law for the Encouragement of Capital Investments. The Amendment went into effect on January 1, 2011. The Amendment changes the benefit tracks of the Law and applies a uniform tax rate on all of the preferred income of the Israeli subsidiary. According to the Amendment the Israeli subsidiary has the right to elect (with no option to withdraw such election) to be subject to the Amendment and from the date of such election and thereafter, it will be subject to the amended tax rates which are as follows: in 2011 and 2012 – 15%, 2013 and 2014 – 12.5% and in 2015 and thereafter – 12%. The reduced tax rates apply to an unlimited period of time in respect of a preferred enterprise which complies with the terms set out in the law.

In May 2013, the Israeli subsidiary determined to apply the Amendment provisions to its approved enterprise which was subject to the provisions of the law prior to the Amendment, commencing with the 2013 tax year

On July 30, 2013, the Israeli parliament approved the Law for the Change in National Priorities (Legislative Amendments to Achieve Budgetary Goals for 2013 and 2014) – 2013 (hereinafter – the “Law for the Change in National Priorities”), which was published in the Official Gazette on August 5, 2013.

According to the Law for the Change in National Priorities, commencing on January 1, 2014 and thereafter, the income of a preferred enterprise, located in an area that is not Development Zone A (which is applicable to the preferred income of the Israeli subsidiary from the preferred enterprise) will be subject to a tax rate of 16% (instead of a rate of 12.5%). In addition, according to the Law for the Change in National Priorities the standard corporate income tax rate will be increased from 25% to 26.5% effective as of January 1, 2014. This change of tax rate did not have material effect on the deferred tax assets of the Israeli subsidiary.

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

Note 10
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

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,116,714 shares were reserved for outstanding options.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2013 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	898,541	$16.65
Granted	259,625	16.59
Exercised	(3,750)	6.24
Cancelled	(19,166)	23.52
Outstanding, September 30, 2013	1,135,250	$16.62
Options exercisable at September 30, 2013	322,625	$17.75

At September 30, 2013, there was $9,703 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.0 years. The intrinsic value of options outstanding and exercisable at September 30, 2013 was not significant.

The Company calculates expected volatility for a share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the nine months ended September 30, 2013, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

Nine Months Ended September 30, 2013
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

Total stock based compensation expense was $3,795 and $4,817 for the nine months ended September 30, 2013 and 2012.

Note 11
Business Segments and Geographic Data:

The Company organized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers, and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2013
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL		TOTAL
Revenues	$36,910	$7,359		$1,624		$45,893
Costs of revenues	4,730	3,272		1,064		9,066
Gross profit	32,180	4,087		560		36,827
Gross profit %	87.2%	55.5%		34.5%		80.2%

Allocated operating expenses:
Engineering and product development	279	341		185		805
Selling and marketing expenses	26,958	3,370		645		30,973

Unallocated operating expenses	-	-		-		5,972
	27,237	3,711		830		37,750
Operating profit (loss)	4,943	376		(270)		(923)

Interest and other financing expense, net	-	-		-		473

Income (loss) before income tax expense	$4,943	$376	$	(270)	$	(450)

Three Months Ended September 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL		TOTAL
Revenues	$49,638		$5,121		$1,922	$56,681
Costs of revenues	7,366		2,811		1,104	11,281
Gross profit	42,272		2,310		818	45,400
Gross profit %	85.2%		45.1%		42.6%	80.1%

Allocated operating expenses:
Engineering and product development	165		278		185	628
Selling and marketing expenses	24,980		2,575		730	28,285

Unallocated operating expenses	-		-		-	6,231
	25,145		2,853		915	35,144
Operating profit (loss)	17,127		(543)		(97)	10,256

Interest and other financing expense, net	-		-		-	(231)

Income (loss) before income tax expense	$17,127	$	(543)	$	(97)	$10,025

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Nine Months Ended September 30, 2013
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL		TOTAL
Revenues	$134,643	20,690		$5,841	$161,174
Costs of revenues	19,422	9,217		3,683	32,322
Gross profit	115,221	11,473		2,158	128,852
Gross profit %	85.6%	55.5%		36.9%	79.9%

Allocated operating expenses:
Engineering and product development	775	982		635	2,392
Selling and marketing expenses	79,293	9,777		1,697	90,767

Unallocated operating expenses	-	-		-	17,899
	80,068	10,759		2,332	111,058
Operating profit (loss)	35,153	714		(174)	17,794

Interest and other financing income, net	-	-		-	470

Income (loss) before income tax expense	$35,153	$714	$	(174)	$18,264

Nine Months Ended September 30, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL		TOTAL
Revenues	$142,303		$15,467		$8,090	$165,860
Costs of revenues	22,307		8,095		4,468	34,870
Gross profit	119,996		7,372		3,622	130,990
Gross profit %	84.3%		47.7%		44.8%	79.0%

Allocated operating expenses:
Engineering and product development	642		863		641	2,146
Selling and marketing expenses	74,673		7,526		2,989	85,188

Unallocated operating expenses	-		-		-	22,593
	75,315		8,389		3,630	109,927
Operating profit (loss)	44,681		(1,017)		(8)	21,063

Interest and other financing expense, net	-		-		-	(862)

Income before income tax expense	$44,681	$	(1,017)	$	(8)	$20,201

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the three and nine months ended September 30, 2013 and 2012, net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
North America 1	$35,239	$38,888	$122,170	$121,524
Asia Pacific 2	1,778	9,533	16,980	23,306
Europe (including Israel)	8,083	7,170	19,577	18,623
South America	793	1,090	2,447	2,407
	$45,893	$56,681	$161,174	$165,860

1 United States	$30,287	$31,380	$98,832	$101,473
2 Japan	$205	$8,144	$11,455	$18,318

As of September 30, 2013 and December 31, 2012, long-lived assets by geographic area were as follows:

	September 30, 2013	December 31, 2012
	(unaudited)
North America	$8,701	$5,772
Asia Pacific	-	-
Europe (including Israel)	1,300	987
South America	-	-
	$10,001	$6,759

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 12
Significant Customer Concentration:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Customer A	14%	10%
Customer B	9%	8%

No other customer represented more than 10% of total company revenues for the three and nine months ended September 30, 2012. There was no customer that represented more than 10% of total company revenues for the three and nine months ended September 30, 2013.

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

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon three key components –a highly-trained direct sales force to target Physician and Professional Segments; a multi-tiered marketing platform targeting the global consumer, and a full product-life-cycle model representing the ability to develop and commercialize innovative products from concept thru regulatory and physician acceptance, and ultimately, direct-marketing to the consumer as dictated by normal product life-cycle evolution.

We believe that we are one of only a few aesthetic dermatology companies to have succeeded in taking professional technologies geared toward physicians and med spas and adapting them for the home-use market. Our professional- and consumer-use products are listed below: note that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.

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

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin conditions for which there are no cures. The machine delivers narrow ultraviolet B (“UVB”) light to affected areas of skin, leading to psoriasis remission in an average of 8 to 12 treatments and of vitiligo after more than 12 treatments. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. Nearly 65% of insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

•
NEOVA®. This line of topical formulations is designed to prevent premature skin aging due to UV-induced DNA damage. The therapy seeks to prevent photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. The NEOVA line includes DNA Damage Control™ SILC SHEER SPF 45, an award-winning tinted sunscreen. The DNA repair enzymes of this sunscreen are clinically shown to reduce UV damage by 45% and increase UV protection by 300% in one hour.

•
Light-emitting Diode (LED) Technology. Our LED technology is used in both our Omnilux™ and Lumière™ Light Therapy systems. Omnilux is FDA cleared to treat wrinkles, acne, minor muscle pain and pigmented lesions, and is applicable to all skin types. Lumière is designed for use in non-medical applications and combines the LED light with a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes, giving aesthetic professionals a complete non-invasive skin care solution.

Our revenue is categorized as Consumer, Physician-Recurring or Professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 4.5 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2012 population was over 127 million people and North America’s was approximately 314 million people—far greater than the 4.5 million people who have already purchased our products. In addition, we have recently launched our consumer marketing platform in Germany (population of approximately 83 million people) and to the recent launch in Brazil (population of approximately 192 million people). See Note 2, set forth in this quarterly filing.

Our consumer marketing platform is built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness.

Sales Channels

Our multi-channel marketing and distribution model consists of television, online, print and radio direct-response advertising, as well as sales through high-end retailers. We believe that this marketing and distribution model, through which each channel complements and supports the others, provides:

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $28 million and $34 million for the three months ended September 30, 2013 and 2012, respectively. Our consumer distribution segment in North America had sales of approximately $102 million and $105 million for the nine months ended September 30, 2013 and 2012, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $9 million and $16 million for the three months ended September 30, 2013 and 2012, respectively. In the international consumer segment, sales were approximately $32 million and $38 million for the nine months ended September 30, 2013 and 2012, respectively. We utilize various sales and marketing methods including direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom and Australia together with the recent additions of Germany and Brazil.

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

NEOVA®

Sales of the NEOVA skin care products historically have been driven by physicians, who act as spokespersons to their patients in support of the NEOVA line. In the past we have generally marketed to physicians in the dermatology and plastic surgery field, but in the last year have supplemented these efforts with a direct-to-consumer approach to lead patients into those practices. NEOVA addresses a sizeable global market for anti-aging skin care products.

Professional

Sales under the professional business segment are mainly generated from capital equipment, such as our Velocity and VTRAC equipment, our LHE® brand products and our Omnilux and Lumière Light Therapy systems.

We view this segment as an area of opportunity for us since the reverse acquisition with Radiancy, Inc., or Radiancy, completed on December 13, 2011. We now possess a greatly expanded product offering for the physician community. In addition, following the December 2011 reverse acquisition, we inherited from Pre-merged PhotoMedex a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We are now also distributing through this direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a significant opportunity and a resource in expanding the Professional segment of our revenues.

Sales and Marketing

As of September 30, 2013, our sales and marketing personnel consisted of 70 full-time positions.

1. Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2013. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Consumer	$36,910	$49,638	$134,643	$142,303
Physician Recurring	7,359	5,121	20,690	15,467
Professional	1,624	1,922	5,841	8,090

Total Revenues	$45,893	$56,681	$161,174	$165,860

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Direct-to-consumer	$29,351	$30,001	$91,393	$95,211
Distributors	1,232	9,388	14,958	21,088
Retailers and home shopping channels	6,327	10,249	28,292	26,004

Total Consumer Revenues	$36,910	$49,638	$134,643	$142,303

For the three months ended September 30, 2013, consumer products revenues were $36,910 compared to $49,638 in the three months ended September 30, 2012. The decrease of 25.6% during the periods was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the three months ended September 30, 2013 were $29,351 compared to $30,001 for the same period in 2012. The decrease of 2% was due in part due to the initial transition of the media campaign to the higher priced no!no! Pro series.

•
Retailers and Home Shopping Channels. Revenues for the three months ended September 30, 2013 were $6,327 compared to $10,249 for the same period in 2012. The decrease of 38% was generally due to the timing in the second quarter of 2012 of a major TV home shopping event for the no!no!, which resulted in shipments to fulfill those orders occurring in the third quarter of 2012. The similar event in this current year is occurring later than last year and will result in shipments to fulfill the current year orders being made in the fourth quarter of 2013.

•
Distributors Channels. Revenues for the three months ended September 30, 2013 were $1,232 compared to $9,388 for the same period in 2012. The decrease in revenues of 87% was due generally to our distributor in Japan who modified its business model affecting its role in the supply chain between its manufacturers and the Japan retailers they supply. During this transition, our distributor has reduced its inventory levels from most of its manufacturers to reduce its investment risks during this transition.

For the nine months ended September30, 2013, consumer products revenues were $134,643 compared to $142,303 in the nine months ended September 30, 2012. The decrease of 5.4% during the periods was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the nine months ended September 30, 2013 were $91,393 compared to $95,211 for the same period in 2012. The decrease of 4% was due in part from national news and weather events occurring during the period which diverted attention away from the television channels where our advertisements are placed and in part as a result of spending less on US media due to increases in the cost per media. Additionally, we have begun the initial transition of the media campaign to the higher priced no!no! Pro series.

•
Retailers and Home Shopping Channels. Revenues for the nine months ended September 30, 2013 were $28,292 compared to $26,004 for the same period in 2012. The increase of 9% was mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the UK and to the additional retailers added to this channel.

•
Distributors Channels. Revenues for the nine months ended September 30, 2103 were $14,958 compared to $21,088 for the same period in 2012. The decrease in revenues of 29% was due to our distributor in Japan who modified its business model affecting its role in the supply chain between its manufacturers and the Japan retailers they supply. During this transition, our distributor has reduced its inventory levels from most of its manufacturers to reduce its investment risks during this transition.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$28,404	$33,579	$102,671	$104,717
International	8,506	16,059	31,972	37,586

Total Consumer Revenues	$36,910	$49,638	$134,643	$142,303

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
XTRAC Treatments	$4,200	$2,173	$10,793	$5,829
Neova skincare	1,882	1,907	6,250	6,207
Surgical products	509	489	1,511	1,501
Other	768	552	2,136	1,930

Total Physician Recurring Revenues	$7,359	$5,121	$20,690	$15,467

XTRAC Treatments

Recognized treatment revenue for the three months ended September 30, 2013 was $4,200, which approximates 60,000 treatments, with prices between $65 to $95 per treatment, compared to recognized revenues of $2,173 or approximately 31,000 treatments for the three months ended September 30, 2012. Recognized treatment revenue for the nine months ended September 30, 2013 was $10,793, which approximates 154,000 treatments, with prices between $65 to $95 per treatment, compared to recognized revenues of $5,829 or approximately 83,000 treatments for the nine months ended September 30, 2012. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that exist at the end of a period. For the three and nine months ended September 30, 2013, we recognized net revenues of $149 and $139, respectively, under this approach compared to deferred net revenues of $95 and $312 for the three and nine months ended September 30, 2012, respectively.

NEOVA skincare

For the three months ended September 30, 2013, revenues were $1,882 compared to $1,907 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, revenues were $6,250 compared to $6,207 for the nine months ended September 30, 2012. These revenues are generated from the sale of various skin, hair, and wound-care products to physicians in both the domestic and international markets.

Surgical products

For the three months ended September 30, 2013 and 2012, revenues were $509 and $552, respectively. For the nine months ended September 30, 2013 and 2012, revenues were $1,511 and $1,501, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$6,371	$4,537	$18,132	$13,563
International	988	584	2,558	1,904

Total Physicians Recurring Revenues	$7,359	$5,121	$20,690	$15,467

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Dermatology equipment	$784	$728	$2,903	$3,380
LHE equipment	426	743	1,828	3,152
Omnilux/Lumiere equipment	383	366	986	1,295
Surgical lasers	31	85	124	263

Total Professional Revenues	$1,624	$1,922	$5,841	$8,090

Dermatology equipment

For the three months ended September 30, 2013 and 2012, dermatology equipment revenues were $784 and $728, respectively. Included in the September 30, 2012 amount were domestic XTRAC laser sales of $105 on 3 lasers sold. For the nine months ended September 30, 2013 and 2012, dermatology equipment revenues were $2,903 and $3,380, respectively. Included in the September 30, 2012 amount were domestic XTRAC laser sales of $899 on 20 lasers sold. There were no domestic XTRAC laser sales for the three and nine months ended September 30, 2013. We sell the laser directly to the customer only for certain reasons, including the costs of logistical support and customer requirements. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold 20 systems for the three months ended September 30, 2013, 7 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below that of our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $623 for the three months ended September 30, 2012. We sold 26 systems for the three months ended September 30, 2012, 19 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. Internationally, we sold 84 systems for the nine months ended September 30, 2013, 45 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $2,481 for the nine months ended September 30, 2012. We sold 93 systems for the three months ended September 30, 2012, 63 of which were VTRAC systems.

LHE® brand products

For the three months ended September 30, 2013 and 2012, LHE® brand products revenues were $426 and $743, respectively. For the nine months ended September 30, 2013 and 2012, LHE® brand products revenues were $1,828 and $3,152, respectively. LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

Omnilux/Lumiere equipment

For the three months ended September 30, 2013 and 2012, Omnilux/Lumiere equipment revenues were $383 and $366, respectively. For the nine months ended September 30, 2013 and 2012, Omnilux/Lumiere equipment revenues were $988 and $1,295, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection but designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended September 30, 2013 and 2012, surgical laser revenues were $31 and $85, representing one and three laser systems, respectively. For the nine months ended September 30, 2013 and 2012, surgical laser revenues were $124, representing four laser systems, and $263, representing four laser systems, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
North America	$406	$463	$1,390	$2,600
International	1,218	1,459	4,451	5,490

Total Professional Revenues	$1,624	$1,922	$5,841	$8,090

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Consumer	$4,730	$7,366	$19,422	$22,307
Physician Recurring	3,272	2,811	9,217	8,095
Professional	1,064	1,104	3,683	4,468

Total Cost of Revenues	$9,066	$11,281	$32,322	$34,870

Overall, cost of revenues changed in each segment due to the related changes in revenues.

Gross Profit Analysis

Gross profit decreased to $36,827 for the three months ended September 30, 2013 from $45,400 during the same period in 2012. As a percentage of revenues, the gross margin increased to 80.2% for the three months ended September 30, 2013 from 80.1% for the same period in 2012.

Gross profit decreased to $128,852 for the nine months ended September 30, 2013 from $130,990 during the same period in 2012. As a percentage of revenues, the gross margin increased to 79.9% for the nine months ended September 30, 2013 from 79.0% for the same period in 2012.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$45,893	$56,681	$161,174	$165,860
Percent decrease	(19.0%)		(2.8%)
Cost of revenues	9,066	11,281	32,322	34,870
Percent decrease	(19.6%)		(7.3%)
Gross profit	$36,827	$45,400	$128,852	$130,990
Gross margin percentage	80.2%	80.1%	79.9%	79.0%

The primary reasons for the changes in gross profit and the gross margin percentage for the three and nine months ended September 30, 2013, compared to the same periods in 2012, were due to a change in the sales mix mainly. In addition the Physician Recurring segment had 44% and 34%, respectively, greater revenues than the prior year periods with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$36,910	$49,638	$134,643	$142,303
Percent decrease	(25.6%)		(5.4%)
Cost of revenues	4,730	7,340	19,422	22,307
Percent decrease	(35.5%)		(2.0%)
Gross profit	$32,180	$42,298	$115,221	$119,996
Gross margin percentage	87.2%	85.2%	85.6%	84.3%

Gross profit for the three months ended September 30, 2013 decreased by $10,117 with the comparable period in 2012. Gross profit for the nine months ended September 30, 2013 decreased by $4,775 from the comparable period in 2012. The key factor for this decrease was due to the decrease in the channels of consumer revenues.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$7,359	$5,121	$20,690	$15,467
Percent increase	43.7%		33.8%
Cost of revenues	3,272	2,811	9,217	8,095
Percent increase	16.4%		13.9%
Gross profit	$4,087	$2,310	$11,473	$7,372
Gross margin percentage	55.5%	45.1%	55.5%	47.7%

Gross profit for the three and nine months ended September 30, 2013 increased by $1,776 and $4,101, respectively, from the comparable periods in 2012. The primary reason for the increased gross profit and gross margin is the increase in XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$1,624	$1,922	$5,841	$8,090
Percent decrease	(15.5%)		(27.8%)
Cost of revenues	1,064	1,131	3,683	4,495
Percent decrease	(6.0%)		(18.1%)
Gross profit	$560	$791	$2,158	$3,595
Gross margin percentage	34.5%	41.2%	36.2%	44.4%

Gross profit for the three and nine months ended September 30, 2013 decreased by $231 and $1,437, respectively, from the comparable periods in 2012. The key factor for the decreases was the decreases in revenues for each product type.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2013 increased to $805 from $628 for the three months ended September 30, 2012. Engineering and product development expenses for the nine months ended September 30, 2013 increased to $2,392 from $2,146 for the nine months ended September 30, 2012. The majority of this expense relates to the salaries of our worldwide engineering and product development team and are in line with the prior year.

Selling and Marketing Expenses

For the three months ended September 30, 2013, selling and marketing expenses increased to $30,973 from $28,285 for the three months ended September 30, 2012. The increase was primarily for the following reasons:

•
Selling and marketing expenses increased as a result of increased marketing activities of the XTRAC laser system in the US market; for the no!no! PRO Series and the planning for the launch of the no!no! brand in Brazil.

•
Overall media buying and advertising expenses in the three months ended September 30, 2013 were 41.7% of total revenues compared to 26.7% of total revenues in the three months ended September 30, 2012. This percentage increase is due to the factors listed above as well as the change in mix of revenues. Direct to consumer revenues are 64.0% of total revenues for the three months ended September 30, 2013 compared to 52.9% of total revenues for the three months ended September 30, 2012.

For the nine months ended September 30, 2013, selling and marketing expenses increased to $90,767 from $85,188 for the nine months ended September 30, 2012. The increase was primarily for the following reasons:

•
We increased no!no! Hair Removal direct to consumer activities in North America, the UK and Germany via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. Additionally we have increased the marketing activities of the XTRAC laser system in the US market.

•
Overall media buying and advertising expenses in the nine months ended September 30, 2013 were 31.3% of total revenues compared to 28.4% of total revenues in the nine months ended September 30, 2012. This percentage increase is due to the factors listed above as well as the change in mix of revenues. Direct to consumer revenues are 56.7% of total revenues for the three months ended September 30, 2013 compared to 57.4% of total revenues for the three months ended September 30, 2012.

General and Administrative Expenses

For the three months ended September 30, 2013, general and administrative expenses decreased to $5,972 from $6,231 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, general and administrative expenses decreased to $17,899 from $22,593 for the nine months ended September 30, 2012. The decrease between the nine month periods was due to the following reason:

•	There was a decrease of $5,595 for the nine months ended September 30, 2013 in legal expense due to the completion of major litigation during 2012.

Interest and Other Financing Expense, Net

Net interest and other financing income for the three months ended September 30, 2013 increased to $473, as compared to net interest and other financing expense of $231 for the three months ended September 30, 2012. The increase of $704 is mainly due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP, the Brazilian Real and the Australian Dollar. Net interest and other financing income for the nine months ended September 30, 2013 increased to $470, as compared to net interest and other financing expense of $862 for the nine months ended September 30, 2012. The increase of $1,332 is due to a decrease in interest expense of $399. The interest expense related to the term note that was assumed in the reverse merger. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP and LK Technology, which has a functional currency of the Brazilian Real.

Taxes on Income, Net

For the three months ended September 30, 2013, the net taxes on income amounted to a benefit of $1,336 as compared to an expense of $2,500 for the three months ended September 30, 2012. For the nine months ended September 30, 2013, the net taxes on income amounted to $3,072 as compared to $3,606 for the nine months ended September 30, 2012. Partially offsetting the tax expense for the nine months ended September 30, 2012, we recorded a Federal income tax receivable in 2012; the refund was received on February 28, 2013, due to the carryback of our 2011 net operating loss from Radiancy, Inc. to the 2010 return resulting in a refund of the Federal taxes paid for that year.

Net Income

The factors described above resulted in net income of $886 during the three months ended September 30, 2013, as compared to $7,525 during the three months ended September 30, 2012, a decrease of 88%. The factors described above resulted in net income of $15,192 during the nine months ended September 30, 2013, as compared to $16,595 during the nine months ended September 30, 2012, a decrease of 8%.

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

	For the Three Months ended September 30,
	2013	2012	Change

Net income	$886	$7,525	$(6,639)

Adjustments:
Depreciation and amortization	1,551	1,402	149
Stock-based compensation expense	1,211	1,531	(320)
Interest expense, net	1	(6)	7
Income tax expense	(1,336)	2,500	(3,836)
Non-GAAP adjusted income	$2,313	$12,952	$(10,639)

	For the Nine Months ended September 30,
	2013	2012	Change

Net income	$15,192	$16,595	$(1,403)

Adjustments:
Depreciation and amortization	4,510	4,176	334
Stock-based compensation expense	3,795	4,817	(1,022)
Litigation expense	-	5,595	(5,595)
Other investment financing costs	-	400	(400)
Severance and related costs	-	254	(254)
Interest expense, net	10	401	(391)
Income tax expense	3,072	3,606	(534)
Non-GAAP adjusted income	$26,579	$35,844	$(9,265)

Liquidity and Capital Resources

At September 30, 2013, our current ratio was 3.83 compared to 3.36 at December 31, 2012. As of September 30, 2013 we had $95,982 of working capital compared to $95,677 as of December 31, 2012. Cash and cash equivalents were $30,470 as of September 30, 2013, as compared to $44,348 as of December 31, 2012. In addition, we had $18,481 and $18,000 in short term bank deposits as of September 30, 2013 and December 31, 2012, respectively.

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

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. To date, we have repurchased 2,014,643 shares at an average price of $14.75 per share for a total of $29,711. The shares will be purchased with cash on hand.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the fourth quarter of 2014.

Net cash and cash equivalents provided by operating activities was $11,404 for the nine months ended September 30, 2013 compared to $11,031 for the nine months ended September 30, 2012.

Net cash and cash equivalents used in investing activities was $5,725 for the nine months ended September 30, 2013 compared to $20,440 for the nine months ended September 30, 2013. This was primarily due to the increase in the placement of lasers into service for the nine months ended September 30, 2013.

When we retire a laser from service that is no longer usable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents used by financing activities was $19,611 for the nine months ended September 30, 2013 compared to cash provided by of $30,001 for the nine months ended September 30, 2013. In the nine months ended September 30, 2013, we had repurchased company stock for $18,982 and repayments of $624 for certain notes payable. In the nine months ended September 30, 2012, we had proceeds from issuance of common stock, net of $37,514, which was partially offset by repayments of $2,000 on long-term debt and $457 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2012 annual financial statements included in our Annual Report on Form 10-K/A.

Off-Balance Sheet Arrangements

At September 30, 2013, we had no off-balance sheet arrangements.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and nine months ended September 30, 2013, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K/A that we filed for the year ended December 31, 2012.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II - Other Information

ITEM 1. Legal Proceedings

On June 3, 2013, Radiancy, Inc. (a majority-owned subsidiary of PhotoMedex) filed suit against Viatek Consumer Products Group, Inc., in the U.S. District Court for the Southern District of New York; an amended complaint was filed on June 24, 2013. In the complaints, Radiancy alleges that Viatek is liable for patent infringement, false and misleading advertising, and trade dress and trademark infringement with respect to Viatek’s retail and advertising claims for its at-home hair removal product, the Pearl. The complaint seeks damages in an unspecified amount, costs, and attorney’s fees, as well as preliminary and permanent injunctive relief. After resolving a dispute over proper venue for the suit, Viatek answered Radiancy’s complaint and filed its counterclaims and defenses on September 23, 2013; it filed a First Amended Answer on September 29, 2013 and a Second Amended Answer on October 1, 2013. Viatek’s counterclaims and defenses include allegations that Radiancy has misused its metadata, engaged in unfair competition and antitrust violations, and used false and misleading advertising for its no!no! Hair and Acne products; Viatek seeks damages in an unspecified amount, costs, and attorney’s fees, preliminary and permanent injunctive relief and rulings of non-infringement.

A suit was also filed by Radiancy against Viatek in Canada on August 6, 2013, alleging false and misleading advertising and trade dress and trademark infringement with respect to the sale and advertising of the Pearl in that country. Viatek filed its response on October 26, 2013, seeking dismissal of the action and its attorneys fees and costs.

From time to time we are involved in legal proceedings arising in the ordinary course of business. Other than the matters discussed above, we are involved in certain legal actions and claims which we believe, based on discussions with legal counsel, will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. Risk Factors

As of September 30, 2013, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

ITEM 2. Unregistered sales of equity securities and use of proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value of Shares) that may Yet Be Purchased Under the Plans or Programs (1)
July 1, 2013 – July 31, 2013	0	0	0	N/A
August 1, 2013 – August 31, 2013	712,839	$16.04	712,839	N/A
September 1, 2013 – September 30, 2013	134,085	16.14	134,085	N/A
Total	846,924	$16.06	846,924	$25,232,876

(1) Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of our stock repurchase program.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.30	Restricted Stock Agreement of Michael R. Stewart, dated March 30, 2011 (18)

10.31	Restricted Stock Agreement of Christina L. Allgeier, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.44	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Michael R. Stewart (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)
10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed with this Form 10-Q.

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

PHOTOMEDEX, INC.

Date November 8, 2013	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date November 8, 2013	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer