Form 10-K
period 2013-12-31
PHOTOMEDEX INC
filed 2014-03-17
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-11635

PHOTOMEDEX, INC.
(Exact name of registrant as specified in its charter)

Nevada	59-2058100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Lakeside Drive, Suite 100, Horsham, Pennsylvania 19044
(Address of principal executive offices, including zip code)

(215) 619-3600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Name of each exchange
Title of each class	on which registered
Common Stock	Nasdaq Global Select Market, TASE

Securities registered under Section 12(g) of the Exchange Act:

None
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

Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 28, 2013, was 20,722,939 shares. The aggregate market value of the common stock held by non-affiliates (11,846,911 shares), based on the closing market price ($15.94) of the common stock as of June 28, 2013, was $188,839,761.

As of March 14, 2014, the number of shares outstanding of our common stock was 18,903,245. The closing market price of our common stock as of March 14, 2014 was $16.39.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation, (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”) and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

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

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report on Form 10-K might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

PART I

Item 1.	Business

Our Company

PhotoMedex, Inc., re-incorporated in Nevada December 30, 2010, originally formed in Delaware in 1980, is a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provide proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne and photo damage. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products. As a result of its December 2011 merger with Radiancy, Inc., PhotoMedex has added a range of home-use devices under the no!no!® brand, for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain. In addition, our professional product line increased its offerings for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

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

On February 13, 2014, PhotoMedex, Inc., LCA-Vision Inc., a Delaware corporation (“LCA”), and Gatorade Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of PhotoMedex (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which PhotoMedex has agreed to acquire LCA. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into LCA (the “Merger”), with LCA surviving as a wholly-owned subsidiary of PhotoMedex. PhotoMedex will fund this transaction through a new $85 million committed senior secured credit facility including a $10 million revolving credit facility and a $75 million four-year term loan, as well as through existing cash balances. The Merger is not conditioned upon PhotoMedex receiving such financing. As of March 17, 2014, four individual lawsuits seeking to prevent this acquisition had been filed in state courts.

Our Key Strategies

Our technologies, products and research efforts are directed to addressing a worldwide aesthetic industry valued at $34 billion annually. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat psoriasis, vitiligo, acne, and UV damage, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment, skin rejuvenation and lower back pain. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. During 2013, we began to benefit from the impact of these marketing methodologies and expertise on our XTRAC® Excimer Laser and NEOVA® topical skin care lines while continuing to realize organic and geographic growth of additional brands.

Skilled Direct Sales Force to Target Physician and Professional Segments

The merger has allowed us to blend our technologies and unique expertise in order to strengthen revenue lines, enable cross-selling and drive development opportunities for future growth. Pre-merged PhotoMedex has long been active in physician sales, having developed a portfolio of medical devices and topical formulations that are provided under various financial arrangements primarily to dermatologists and plastic surgeons as well as other aesthetic professionals at salons and med spas. These products comprise medical lasers for skin diseases such as psoriasis and vitiligo, phototherapies for acne and sun damage, therapeutic skin care and surgical laser systems, among other products. One of our competitive advantages is an experienced, 44-person, physician-targeted sales force that is currently selling into 3,000 U.S. locations. Since the December 2011 reverse merger, we are now capitalizing on this skilled sales force in order to drive greater adoption of our line of proprietary Light and Heat Energy (LHE®) products. These products, which provide skin rejuvenation, acne treatment, hair removal and other services for dermatologists and med spas, had been previously sold by a limited sales force comprising of a few individuals. We believe that the combination of this product line with Pre-merged PhotoMedex’s domestic U.S. sales infrastructure can expand the use of the LHE® products in multiple sales channels.

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

We have begun to capitalize upon our consumer marketing expertise to further patient awareness of our XTRAC® Excimer Laser and NEOVA® topical skin care products, which have traditionally been marketed only to physicians and aesthetic professionals. By incorporating a direct-to-consumer/patient element, we aim to increase brand awareness and direct patients into physicians’ practices in search of these products. Our experience in effectively penetrating culturally distinct regions with targeted advertising is also anticipated to further benefit the expansion of our non-device technologies into global consumer channels.

Blending Corporate Cultures

Ultimately, due to the sales channel and product line synergies between the Radiancy and Pre-merged PhotoMedex businesses, we believe that the combination of these two businesses will enable a revenue and earnings growth potential that neither firm would have been able to achieve independently. Beyond these benefits, we have also developed complementary corporate cultures, with shared commitments to innovation, product quality and a high level of customer service to address the evolving needs of customers. We also emphasize the development of products and technologies that are backed by science and clinical support. We hold more than 90 clearances from the U.S. Food and Drug Administration (FDA) under Section 510(k) of the Food, Drug and Cosmetic Act, indicating that we have permission to commercialize such products in the U.S. based on having submitted safety and efficacy information to the FDA. See Government Regulations – Regulations Relating to Products and Manufacturing discussion below.

Full Product Life Cycle Model

Since 2004, we have introduced a portfolio of professional-grade consumer products for hair removal, acne treatment, skin rejuvenation, facial skin tightening and lower back pain. These products - marketed globally under the no!no!® and kyrobak® brands - are built upon the same technology platforms that are used in medical devices for physicians and aestheticians. We have been able to bring the clinical solutions used by physicians and med spas to the consumer home-use market by successfully miniaturizing equipment into handheld or lightweight convenient-to-carry products and engaging in a multi-faceted worldwide sales and marketing strategy. Under this type of “full product life cycle model,” the development of medical technology cleared through regulatory agencies, such as the FDA, and acceptance by physicians can ultimately lead to an effective new technology for consumer use.

Once a product idea is generated, it is refined and tested through the development stage, which includes leveraging the knowledge of our Scientific Advisory Board; our marketing organization then works to encourage physician adoption of the new process/product. While many companies may stop at this point, our full product life cycle encourages us to continue to innovate and broaden our market opportunity by further miniaturizing professional technologies for home-use. Optimizing technologies for consumer use involves many considerations, including understanding and matching consumer expectations and providing superior customer service, eliminating the need for consumers to calibrate or safety test devices in the way that professionals are required to do for in-office capital equipment, and setting price points that are favorable for us but affordable for consumers. These key elements were the basis for Radiancy’s no!no!® product line, which received the Consumer Survey of Product Innovation’s 2011 “Product of the Year” award in the At Home Beauty Treatment category and the HSN Most Innovative Product Award for 2012.

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

Consumer Segment

•
Expand into additional geographic markets. We intend to continue implementing a global multichannel sales and marketing strategy. We have sold more than 5 million no!no!® units to consumers, the majority of these over the past four years. Growth has been largely driven by North America (with a population of 529 million) and Japan (with a population of 127 million), although our products are sold across 55 countries. Between these two populations, as well as other countries, we maintain that significant further market penetration is possible. In addition, during 2013 we launched our consumer marketing platform in Germany (population of approximately 83 million people) and more recently in Brazil (population of approximately 192 million people).

•
 Strengthen our retail distribution channel. We intend to continue the expansion and growth of our retail presence in the US and internationally. In the US in 2013 we expanded the in-store availability of our flagship product, no!no! Hair, which is now available for sale at approximately 950 Bed Bath & Beyondstores nationwide. This adds to the Company's rapidly growing global retail footprint including more than 7,500 retail outlets worldwide.

•
Diversify media campaigns, extending beyond the historical overnight infomercial audience to also target short-form infomercials and daytime advertising. We will continue to diversify our media campaigns beyond the overnight infomercial audience (the 28-minute infomercial) by increasing our advertising expenditures for infomercials in short form (30 second, 1 minute, 2 minute and 5 minute) in daytime media buys. Furthermore, we continue to test and expand a variety of media messages in various formats (TV, radio, print) and in multiple languages.

•
Capitalize on our consumer marketing expertise to bring NEOVA® and our other products into the consumer segment. We are positioned to introduce other technologies—either via product extension from the health and wellness area of the no!no!® and kyrobak® brands or from our NEOVA® and XTRAC® technologies—using the same marketing foundation.

•
Build out brand extensions of the no!no!® line into additional health and wellness areas. There are several additional no!no!® brand extensions in the pipeline ready to be launched, which we believe we could do imminently should we experience any change in growth trajectory of our existing product offerings.

•
Leverage technology development in the physician and professional segments to drive new products for the consumer channel. We believe that our consumer line can continue to increase market penetration. We have expertise in adapting products for consumer markets, as we have taken proprietary technologies focused toward physicians and med spas and adapted them to the home-use market. Employing this same expertise for our pre-merged PhotoMedex product line and technologies, we expect to grow sales and increase gross margins.

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

°
In 2012 we launched a direct to patient and physician education campaign in the US for psoriasis and vitiligo patients. The Live Clear. Live Free. campaign is designed to accelerate awareness of the XTRAC® excimer laser treatment, improve patient care, expedite information sharing, and reduce healthcare costs for what many believe is one of the most challenging skin diseases. The national campaign includes TV, radio and direct mail marketing.  Live Clear. Live Free. brings PhotoMedex's support of practices that administer XTRAC® excimer laser therapy to a new level. The campaign also drives awareness of the standard of care for psoriasis and vitiligo, attracting physicians outside of the dermatology discipline nationwide. As more physicians offer XTRAC®, PhotoMedex continues to close the gap between advancements and availability to improve patient care and lower healthcare costs.

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

Professional Segment

•
Use pre-merged PhotoMedex’s 44-person U.S. direct sales force to increase sales of our professional products. Our current expertise in professional markets has opened channels for our LHE equipment. Historically, Pre-merged PhotoMedex marketed its products only to physicians, creating a skilled sales force with relationships in this arena.

Our Products

We emphasize the development of physician-endorsed skin care products based on science. Once cleared for use by the required regulatory agencies, like the FDA, these products are commercialized through a systematic, proprietary marketing program that we view as integral to our business success. Some of our products, which are described in more detail below, are expected to be significant growth drivers for us. Our primary technology and product platforms are described below.

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

These platforms include the following:

•	Our Thermicon® technology and no!no!® product line;

•	Professional equipment built upon our Light and Heat Energy (LHE®) technology which is also incorporated into some of our consumer devices;

•	Our XTRAC® technology to treat psoriasis and vitiligo;

•	Our topical NEOVA® formulations to combat UV-induced damage causing premature skin aging;

•	Light-emitting diode (LED) technology used in our Omnilux™ and Lumière™ Light Therapy systems as well as in some of our consumer devices; and

•	Our Kyrobak® technology which incorporates Continuous Passive Motion (CPM) and Oscillation Therapy is for the relief of unspecified, lower back pain.

Beyond these, we provide the Iamin® line of hair care products, which are formulated with a clinically tested Copper Peptide Micronutrient technology to manage the acute post-hair transplant period and improve outcomes. These products are targeted to the hair transplant and restoration market. We also operate a surgical business, which includes the LaserPro® Diode surgical laser system and UniMax® family of laser micromanipulators for the delivery of laser energy in microsurgical procedures.

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

•
Low Cost of Goods to MSRP ratio. Thermicon® brand technology has an average retail price of around $270 in the US and between $300-400 in other markets. In contrast, other hair removal methods, require consumers to undergo expensive in-office (or in-spa) visits for treatments that can cost several thousands of dollars. The Thermicon® brand platform enables a low cost of goods, and therefore a beneficial relationship cost of goods to MSRP.

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

Since 2007, we have introduced a series of no!no! devices. Every product evolution—from the no!no! Classic™, the no!no! Hair™, the no!no! Hair for Men™, the no!no! Plus™ to the no!no! PRO 3™ and the no!no! PRO 5™—represents continued innovation and product line extension. Notably, each of the prior brands is still marketed even as we continue to introduce new product extensions. Going forward, we believe that the no!no! pipeline is considerable, with multiple new products and devices being developed with some that already have launched overseas. We are committed to effectively managing our product life cycle, seeking to ensure that, if there is a change in growth trajectory, we will likely possess new, enhanced technologies that are synergistic with our platform.

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

The no!no! GLOW applies the same LHE® brand technology from our physician LHE® devices but is optimally miniaturized for home use.

KYROBAK

Kyrobak uses clinically proven, proprietary technology to treat unspecified, lower back pain. The unique combination of Continuous Passive Motion (CPM) and Oscillation therapy is a non-invasive, relaxing method for long lasting relief of back pain. Used for better than 3 decades in professional rehabilitation and chiropractic settings, CPM has been proven to increase mobility of the joints, draw more oxygen and blood flow to the area, allowing the muscles to relax and release pressure between the vertebrae allowing the spine to open up and decompress.

Given that back pain is the leading cause of disability in Americans under the age of 45 and that it affects 25 Million Americans, from 25- 64, annually, we believe the market need is unfilled and the population underserved. Through our direct-to-consumer initiatives, we will be targeting the estimated 80% of Americans who have suffered lower back pain at least once in their lives with the Kyrobak brand device and a series of accessories poised to grow the brand further.

XTRAC® EXCIMER LASERS

XTRAC is a legacy, ultraviolet (UV) light, excimer laser technology from Pre-merged PhotoMedex. It received an FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases for which there are no cures. Excimer lasers emit very concentrated UV light and are used in ophthalmology and dermatology practices. Our XTRAC brand lasers deliver ulta narrow-band ultraviolet B (UVB) light to affected areas of the skin in order to treat an array of skin conditions, including psoriasis and vitiligo, which combined affect up to 10.5 million people in the U.S. and 190 million people worldwide.

Present in natural sunlight, UVB is an accepted psoriasis treatment that penetrates the skin to slow the growth of damaged skin cells. UVB therapy occurs as patients expose their affected skin to a UVB light source for a set length of time on a regular schedule. In our XTRAC system, we have refined the delivery of optimum amounts of UVB directly to skin lesions. The XTRAC lasers emit a high-intensity beam of ultra narrow-band UVB, which many studies prove can clear psoriasis faster and produce longer remissions than broad-band UVB. In comparison to broad-band UVB, narrow-band UVB also require fewer treatments to produce the desired effect.

We market two excimer laser brands: the XTRAC Ultra Plus and the XTRAC Velocity. The Velocity is a more advanced and faster machine, allowing clinicians to treat a greater surface area in a shorter period of time. It is designed to treat generalized psoriasis, but can be used for all disease levels (mild, moderate and severe).

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

We have found that XTRAC treatment leads to remission of patients’ psoriasis in an average of 8 to 12 treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that XTRAC has an 89% efficacy and produces only minimal side effects. In support of its clinical effect, the XTRAC Excimer Lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The products have also been endorsed by the National Psoriasis Foundation, and their use for psoriasis is covered by nearly all major insurance companies, including Medicare.

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

Ongoing Clinical Trial

The XTRAC® Excimer Lasers are particularly significant and beneficial for moderate and severe psoriasis patients who prefer a noninvasive treatment approach without the side effects of invasive, systemic agents, or to patients who have developed a resistance to topical agents. In many cases, UVB phototherapy can also be combined with topical or systemic medications in order to enhance efficacy. With this in mind, our XTRAC® lasers are currently being studied in a clinical trial in combination with Galderma Laboratories, L.P.’s topical psoriasis therapies Clobex and Vectical Ointment. Clobex is a topical corticosteroid cleared to treat moderate-to-severe plaque psoriasis. It is sold as a spray, shampoo, or lotion. Vectical Ointment is a topical treatment for mild-to-moderate plaque psoriasis. The trial is led by Dr. John Koo and Dr. Ethan Levin at the University of California, San Francisco.

The study’s primary endpoint is to achieve a Psoriasis Area and Severity Index (PASI) score of 75 or better in 12 weeks and subsequently maintain that clearance for an extended period of time. A PASI 75 score indicates a 75% reduction in disease, and is a benchmark endpoint for most clinical trials of psoriasis. Preliminary results for the first 21 patients that completed the new XTRAC treatment protocol were reported in the Journal of Dermatological Treatment in February 19, 2014. By week 12, 76% of the patients had a reduction in Psoriasis Area and Severity Index of at least 75% (PASI-75) and 52% had a Physicians Global Assessment of “clear” or “almost clear.” If this trend continues excimer laser therapy combined with an optimized topical agent may provide an extremely effective treatment of moderate and severe psoriasis that avoids the risk of serious side effects associated with many current systemic Biologic agents.

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

Awareness of the positive effects of XTRAC treatments is the greatest limiting factor in making XTRAC treatments available to those who suffer from psoriasis and vitiligo. Therefore, we have initiated a direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our dermatologist customers. Specific advertisements encourage prospective patients to contact the Company’s patient advocacy center through telephone or web site whereby we provide information on the treatment, insurance coverage and ultimately schedule an appointment for the prospective patient with one of our dermatologist customers for an evaluation and treatment regimen.

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

We hold over 26 patents related to the NEOVA technology, as well as the ability to draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.

Our direct-to-consumer efforts are designed to take full selling advantage of the 10,000 attentive customers a week inquiring after no!no! products. Introduced as upsells to this population, the tests have shown significant success with 26% of customers opting-in for a Neova continuity program.

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

Competition

The markets in which we participate are highly competitive. Certain of our competitors are larger than us and have substantially more resources. However, we believe that we are positioned to compete against a wide variety of peers, whether consumer-based companies of similar size or other companies competing in the aesthetics/physician channel. As it pertains to the aesthetic device market, this arena is complex and highly competitive—both for home use and treatment in a physician’s office. Over the past several decades, the aesthetics technology market has changed considerably due to technological innovation and discoveries. We are exposed to competition from small, closely held, specialized aesthetic device companies, such as Dezac Group, Home Skinovations Ltd., TRIA Beauty, Inc. and LumaTherm Inc. Several public companies, such as Syneron Medical Ltd. (ELOS-NASDAQ), Cynosure Inc. (CYNO-NASDAQ) and Valeant Pharmaceuticals, Inc. (VRX-NYSE), are either looking to market or are already marketing consumer aesthetics products.

Our no!no!® products are energy-based. As such, energy-based aesthetic products may face competition from non-energy-based medical products, such as shaving, tweezing, waxing and creams.

We believe that a significant barrier to entry into an applicable market is the cost basis of the product, since our products are based upon a proprietary technology that allows us to build products inexpensively. From a marketing standpoint, if competitors are developing a product that may compete with no!no!®, they then become tasked with the challenge of building the marketing for that product. We invested roughly $72 million in 2013 in marketing and advertising. Furthermore, our comprehensive intellectual property position may serve as a deterrent to companies.

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

Manufacturing

We manufacture our excimer laser products and our excimer lamp product at our 11,300 sq. ft. facility in Carlsbad, California. We manufactured our surgical products at our 42,000 sq. ft. facility in Montgomeryville, Pennsylvania. Our California and Pennsylvania facilities are ISO 13485 certified. ISO 13485 is an International standardization written by the International Organization for Standardization, which publishes requirements for a comprehensive quality management system for the design and manufacture of medical devices. Certification to the standard is awarded by accredited third parties. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.

For our surgical products, we manufacture most of our own components and utilize certain suppliers for the manufacture of selected standard components and subassemblies, which are manufactured to our specifications. Most major components and raw materials, including optics and electro-optic devices, are available from a variety of sources. We conduct all final testing and inspection of our products. We have established a quality control program, including a set of standard manufacturing and documentation procedures intended to ensure that, where required, our products are manufactured in accordance with applicable FDA regulations and the comparable requirements of the European Community and other countries, including for example Japan and Canada.

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

Research and Development

As of March 14, 2014, our research and development team, including engineers, consisted of 11 employees. We conduct research and development activities at three of our facilities located in Horsham, Pennsylvania, Carlsbad, California and Hod Hasharon, Israel. Our research and development expenditures were approximately $3.3 million in 2013, $2.9 million in 2012 and $1.1 million in 2011.

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

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care product line relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for and maintain patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2013, we had 144 issued patents and 44 patent applications. In the U.S. alone, our business is protected by 41 patents.

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

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skincare products. Accordingly, we had 221 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our products. These include 44 trademarks issued in the U.S. (including 32 for Pre-merged PhotoMedex) and 177 trademarks issued in the rest of the world (including 138 for Pre-merged PhotoMedex).

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our XTRAC system, LED devices, surgical lasers and other products currently under development by us and govern the manufacture and labeling of the cosmetic products. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (unless the medical device has been specifically exempted from this requirement), adherence to the FDA’s Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, pre-market notification (510(k) clearance), post-market surveillance, and FDA Quality System Regulations. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.

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

We have received approval from the European Union to affix the CE Mark to our XTRAC laser system, VTRAC™ lamp system, Omnilux LED system and our diode laser system. This certification is a mandatory conformity mark for products placed on the market in the European Economic Area, which is evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE Mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S and foreign governments to permit product sales and criminal prosecution.

As to our cosmetic products, the FD&C Act and the regulations promulgated there and under other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products. Our cosmetic products and product candidates may be regulated by any of the various FDA Centers. Routinely, however, cosmetics are regulated by the FDA’s Center for Food Safety and Applied Nutrition. In other countries, cosmetic products may also be regulated by similar health and regulatory authorities. The skin care business also has two devices (e.g. wound care dressings) subject to 510(k) clearance, four products (e.g. sunscreen products) that contain drugs approved for use in over-the-counter products, and one prescription drug. Currently, the skincare products that are classified as drugs are not required to obtain pre-marketing regulatory approval. The process of obtaining and maintaining regulatory approvals in the U.S. and abroad for the manufacturing or marketing of our existing and potential skincare products is potentially costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.

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

As of December 31, 2013, the national rates were as follows:

•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2014 national payment of approximately $153.32 per treatment;

•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2014 national payment of approximately $169.08 per treatment; and

•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2014 national payment of approximately $234.64 per treatment.

The national rates are adjusted by overhead factors applicable to each state.

Employees

As of March 14, 2014, we had 168 full-time employees, which consisted of two executive officers, 19 senior managers, 71 sales and marketing staff, 30 people engaged in operations, 11 customer-field service personnel, 11 engaged in research and development, including 6 engineers, and 24 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

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

Our no!no!® hair removal products compete directly with branded, premium retail products such as Philips and Braun and other light based products of public companies such as Syneron, Valeant and Cynosure. In addition, due to regulatory restrictions concerning claims about the efficacy of personal care products, we may have difficulty differentiating our products from other competitive products, and competing products entering the personal care market could harm our revenue. Also, our no!no!® line of products are energy based. As such, energy-based aesthetic products may face competition from non-energy-based medical products, such as Botox, an injectable compound used to reduce wrinkles and collagen injections. Other alternatives to the use of our no!no!® line of products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles and chemical peels. In addition, we may also face competition from manufacturers of other products that have not yet been developed.

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

Other competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Allergan, Inc., Valeant Pharmaceuticals International, Inc and Estee Lauder Inc. These companies may enjoy significant competitive advantages over us, including:

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

While the Company has engaged in clinical studies for its psoriasis treatment and, based on these studies, it has gained FDA clearance, appropriate Current Procedural Terminology, or CPT, reimbursement codes for treatment and suitable reimbursement rates for those codes, from the Centers for Medicare & Medicaid Services, or CMS, we may face other hurdles to market acceptance. For example, practitioners in significant numbers may wait to see longer-term studies; or it may become necessary to conduct studies corroborating the role of the XTRAC system as a first-line or second-line therapy for treating psoriasis; or patients simply may not elect to undergo psoriasis treatment using the XTRAC system.

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

The Company’s ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations, whose patterns of reimbursement may change as a result of new standards for reimbursement determined by these third parties or because of the programs and policies enacted under the Patient Protection and Affordable Care Act of 2010.

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

In addition, medical insurance policies and treatment coverage may be affected by the parameters of the Patient Protection and Affordable Care Act of 2010. While the Act’s stated purpose is to expand access to coverage, it also mandates certain requirements regarding the types and limitations of insurance coverage. Some of these requirements have already been enacted, while others are scheduled to roll out over the next several years. There can be no guarantee that the changes in coverage under the Act will not have an effect on the type and level of reimbursement for our products.

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

As of December 31, 2013, the Company estimates, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, the Company is continuing the implementation of a roll-out strategy under revised user models for the XTRAC system in the U.S. in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient awareness and demand for the treatment. The Company can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.

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

In addition to its sales through online and infomercial outlets, the Company’s no!no! brand products are also marketed through certain major retailers, including HSN, Nordstrom’s and Bed, Bath and Beyond. None of these retailers accounts for more than 10% of the sales of this product line in the United States. However, the loss of one or more of these retailers, without replacement by a comparable sales channel, could have a near-term impact on sales of the no!no! products and an effect on the Company’s revenues and profitability.

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

Sales made through retailers and distributors constitute a significant part of the Company’s sales revenue. These retailers and distributors are not obligated to sell its products, and may choose to end their relationship with us. Even if we maintain a business relationship with such retailers and distributors, they may sell competing products or may not be able to sell our products. Maintaining business relationships with these retailers and distributors and their continued success is important to maintaining the Company’s revenues and profitability.

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

Because the Company’s Japanese market for the no!no!® brand of products accounts for a significant part of its business, adverse conditions or risks relating to Japan may harm its business.

On November 21, 2013 the Company’s majority-owned subsidiary, Radiancy, Inc., terminated the exclusive distribution agreement between itself and Ya-Man Ltd., Radiancy’s independent distributor for the no!no!® brand products in the Japanese market. Sales in Japan represented approximately 5% of the revenues related to the sale of the no!no! products for the year ended December 31, 2013; those sales were largely generated in the first six months of the year. Ya-Man failed to meet its minimum purchasing commitments under the distribution agreement in the third and fourth quarters of the year, due to a restructuring of its methods of business operations. Radiancy and Ya-Man also disputed the responsibility for the payment of marketing expenses for that country of approximately $1 million.

The Company and Radiancy are now seeking a new distribution partner for the Japanese markets. Meanwhile, retail sales to consumers of the no!no! brand products remain strong, and Ya-Man has continued to market and sell its inventory of those products in Japan in accordance with the terms of its agreement with Radiancy. However, the Company has no assurance that a new distributor will continue to purchase these products at the same levels as Ya-Man, will purchase the Company’s new products, or that an agreement with a new distributor will be made on the same terms as the previous agreement with Ya-Man, or at all. The potential loss of this market may result in lower sales and profits. If the Company is unable to replace these sales, in Japan or through other markets, it may have an adverse material negative effect on its future operating results.

Other factors that could impact the Company’s results in the market include:

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

In similar fashion, the Company cannot predict how successful it may be in marketing its skin health, hair care and wellness products in the U.S., nor can the Company predict the success of any new skin health and hair care products that it may introduce. Despite an increased focus on developing alternate channels for many of the Company’s skin health, hair care, and wellness products, the Company may find that channels that are attractive to the Company are unavailable because they already carry competitive products. No assurance can be given that the Company will be successful in marketing and selling its skin health, hair care, and wellness products.

The Company may be unsuccessful in accessing the home-use consumer market with its skin health, hair care, and wellness products. Distribution through the consumer market will be principally through mass-retail chains and e-commerce and electronic media. While the Company expects the volumes will be higher, the margins may be lower. It may also prove difficult to obtain long-term commitments from the retailers. If the Company is unable to secure distribution partners or obtain favorable pricing or long-term commitments, the Company’s efforts in the home-use consumer market may be unsuccessful.

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

Further, the Company may encounter difficulties manufacturing its line of products because it has limited experience manufacturing such products in significant commercial quantities. As a result, the Company will, in order to increase its manufacturing output significantly, have to attract and retain qualified employees for such assembly and testing operations.

Some of the components necessary for the assembly of the Company’s products are currently provided to the Company by third-party suppliers. While alternative suppliers exist and could be identified, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. The Company’s dependence on a limited number of third-party suppliers and the challenges the Company may face in obtaining adequate supplies involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components could also result in the Company’s inability to meet demand for its products, which could harm its ability to generate revenues, lead to customer dissatisfaction and damage its reputation. Furthermore, if the Company is required to change the manufacturer of a key component of its products, the Company may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines including Quality Systems Regulations, or QSR requirements and performance standards. Failure to do so could result in the FDA taking legal or regulatory enforcement action against the Company and/or its products (e.g. recalls, fines, penalties, injunctions, seizures, prosecution or other adverse actions). The delays associated with the verification of a new manufacturer could delay the Company’s ability to manufacture its products in a timely manner or within budget. The Company faces the risk that there will be supply chain problems if the volumes do not match to the margins, as certain of the Company’s consumer market products are intended to be high-volume, lower-margined products.

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

The Company’s possession and use of personal information presents risks and expenses that could harm its business. Unauthorized disclosure or manipulation of such data, whether through breach of its network security or otherwise, could expose the Company to costly litigation, damage its reputation and possibly result in a lower revenue stream and the loss of some of its customers.

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

Finally, the Company’s no!no! brand products are sourced from one main supplier.  The Company believes there are other, potential sources for the manufacture of these products. However, should our main supplier be unable to meet our production demands or cease doing business, we may encounter difficulty in transitioning our products to another manufacturer, and that other manufacturer or manufacturers may not be able to meet our production requirements. Any change in supplier or any significant delay in transition to a new supplier may have a material adverse effect on the delivery schedules for these products, our ability to meet customer demand, business, operating results and financial condition.

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

The Company’s no!no!® Hair and other consumer product’s portfolio of infomercials advertising, and other forms of media may not result in increased sales or generate desired levels of product and brand name awareness, and may be attacked as false and misleading. The Company may not be able to increase its net sales at the same rate as it increases its advertising expenditures or may be required to defend against inaccurate claims of false advertising. The Company is currently the subject of certain legal proceedings relating to its advertising claims in the U.S. The Company has voluntarily made changes to its advertising as part of its usual process for reviewing and updating its advertising through the various media and sales channels we rely upon, and which address certain of the claims made in these matters. These changes have not adversely affected the Company’s sales of the no!no!® Hair products in the U.S. to date; however the Company may be required to make other changes in the future in response to existing or potential legal proceedings that could materially and adversely affect such sales.

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

The Company offers consumers who purchase its consumer products, including its no!no!® brands directly from the Company an unconditional full 60-days money-back guarantee. Retailers and home shopping channels are also permitted to return the consumer products, subject to certain limitations. The Company establishes revenue reserves for product returns based on historical experience, estimated channel inventory levels and other factors. If product returns exceed estimates, the excess would offset reported revenue, which could negatively affect the Company’s financial results. Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs, the requirement to conduct an FDA recall and/or submit an FDA-required report of a correction/removal and have a material adverse effect on the Company’s business and results of operations.

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

The Company provides 12-month product warranties, and offers longer warranty available for purchase, against technical defects of its no!no!® line of hair removal products and other consumer products. Its product warranty requires the Company to repair defective parts of its products, and if necessary, replace defective components. Historically, the Company has received a limited number of warranty claims for these products. The costs associated with such warranty claims have historically been relatively low. Thus, the Company generally does not accrue a significant liability contingency for potential warranty claims.

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

The Company’s business may bring it into conflict with its licensees, licensors, or others with whom the Company have contractual or other business relationships, or with its competitors or others whose interests differ from it. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in litigation brought by or against it. Such litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against the Company that require it to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business. In addition, while the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. The Company cannot predict what the outcome will be in any ongoing or threatened litigations, and any adverse results in any such litigations may also materially and negatively impact its business, the market price of its common stock, cash flow, prospects, revenues, profitability or capital expenditures, or have other material adverse effects on its business, reputation, results of operations, financial condition or liquidity.

From time to time, the Company may be threatened with material litigation.

From time to time, the Company is threatened with individual and class action litigations involving its business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property, SEC or FDA matters, licenses and other areas involving it and its business. The outcome or effect on its business, the market price of the Company’s common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for its products, results of operations, financial condition or liquidity of any future litigation cannot be predicted by the Company.

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

Certain of the Company’s operating subsidiaries’ assets are located outside the United States, including Israel, United Kingdom, Brazil and India. As a result, the Company’s stockholders may find it difficult to enforce their legal rights in the courts of these countries based on the civil liability provisions of the United States federal securities laws in the courts of the United States or these countries, even if civil judgments are obtained in courts of the United States. In addition, it is unclear if extradition treaties in effect between the United States and these countries would permit effective enforcement against the Company’s officers and directors that reside outside the United States of criminal penalties, under the United States federal securities laws or otherwise.

Currency exchange rate fluctuations could adversely affect the Company’s operating results.

Some of the Company’s operating expenses are denominated in New Israeli Shekel (“NIS”). Any significant fluctuation in value of the NIS may materially and adversely affect its cash flows, earnings and financial position. For example, an appreciation of NIS against the U.S. dollar would make any new NIS denominated investments or expenditures more costly to the Company, to the extent that it needs to convert U.S. dollars into NIS for such purposes. Furthermore, because certain parts of our business include international business transactions, costs and prices of its products or components in overseas countries, such transactions are affected by foreign exchange rate changes.

The majority of sales invoicing for the Company’s PTL business is done in Pounds Sterling, Euros or U.S. dollars, while product costs and the overhead of the offices in the United Kingdom are denominated in Pounds Sterling. The sales invoicing for the LK Technology business is done in Brazilian Real. The Company’s U.S. operations, with U.S. dollar operating costs, serve to reduce the exposure to fluctuations in the value of the Pound Sterling, the Euro, or the Brazilian Real. To the extent that the Company adjusts its invoicing practices for its PTL and LK Technology businesses, or if the remainder of its business (or any portion thereof) ceases to be conducted primarily in U.S. dollars, the Company’s exposure to the market’s currency conditions could present a greater risk to it.

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

The reverse merger, effected on December 13, 2011, did result in an ownership change of PhotoMedex. The Company estimated that it would have approximately $56.8 million of U.S. net operating loss carryforwards that can be utilized through the annual limitations and also through the realization of its built-in gains through amortization in the first 5 years following December 13, 2011. The balance of the net operating loss carryforwards of pre-merged PhotoMedex amounts was estimated to be approximately $53.5 million. This balance could only be utilized through realization of the built-in gains other than by means of amortization. On December 27, 2012, PhotoMedex made an internal realignment of its operations by selling its operating businesses to a wholly-owned, non-consolidated U.S. subsidiary, and thereby realized sufficient gain to offset approximately $45 million of such balances of the $53.5 million of net operating losses.

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

As a result of the merger, Radiancy, Inc. is now a majority-owned subsidiary of the Company. Radiancy Ltd., a wholly owned subsidiary of Radiancy, Inc., continued to own 137,056 shares of Radiancy common stock, or approximately 1.8% of Radiancy, immediately following the merger. As a subsidiary of a public company, Radiancy will incur significant legal, accounting and other expenses that it did not incur as a private company. The U.S. Sarbanes-Oxley Act of 2002, Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and related rules of the SEC, regulate corporate governance practices of public companies.

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

The Company owns several key federal and international trademark registrations and has federal trademark applications pending in the United States and abroad for additional trademarks. Even if federal registrations are granted to the Company, its trademark rights may be challenged. Further, as registration is usually a requirement for protection in most foreign countries, if the Company has not registered its marks, it may not have any enforceable rights. It is also possible that its competitors will adopt trademarks similar to the Company’s, thus impeding its ability to build brand identity and possibly leading to customer confusion. Third parties could register trademarks that are similar to the Company’s in the United States and overseas. The Company could incur substantial costs in prosecuting or defending trademark infringement suits. If the Company fails to effectively enforce its trademark rights, its competitive position and brand recognition may be diminished.

Furthermore, the Company’s skincare business seeks to establish customer loyalty, in part, by means of its use of trademarks. It can be difficult and costly to defend trademarks from encroachment, especially on the Internet, or misappropriation overseas. Third parties may also challenge the validity of the Company’s trademarks. In either eventuality, the Company’s customers may become confused and direct their purchases to competitors. Third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to the Company’s own. Without the protection afforded by the Company’s patent, trade secret and proprietary information rights, the Company may face direct competition from others commercializing their products using the Company’s technology, which may have a material adverse effect on the Company’s business and its prospects. Trade secrets and other proprietary information which are not protected by patents are also critical to the Company’s business. The Company attempts to protect its trade secrets by, among other steps, entering into confidentiality agreements with third parties, employees and consultants. However, such other steps may be ineffective, may be found to be invalid by the laws of a particular state or country, and these agreements can be breached and, if they are and even if the Company is able to prove the breach or that its technology has been misappropriated under applicable state law, there may not be an adequate remedy available to the Company.

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

The Company may become subject to material legal proceedings and claims relating to intellectual property matters, including claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks or other proprietary rights. Its competitors, some of which may have substantially greater resources than the Company has and may have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with its ability to make, use and sell its current and future products and technologies. The Company may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, the Company may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to its interests. The Company may need to resort to costly and time-consuming litigation to protect and/or enforce its proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of its products, technologies or processes infringe the patents or other proprietary rights of third parties. Any failure to enforce or protect its rights could cause the Company to lose the ability to exclude others from using its technologies to develop or sell competing products. The Company may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, while the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. The outcome of any such proceedings is uncertain and, if unfavorable, could force the Company to discontinue sales of the affected products or impose significant penalties or restrictions on its business. The Company does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

The FDA clears marketing of lower-risk medical devices through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the pre-market approval (PMA). The PMA process is more costly, and more lengthy, than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

The Company does not currently have any products approved for market through the PMA process. Several products are cleared for market through the 510(k) pathway or are class I products which have been designated as exempt from premarket 510(k) notification requirements. The marketing and sale of our no!no!® family of consumer products in the United States (excluding no!no! Skin and no!no! Glow which have FDA clearance), a market that accounted for approximately 61% of the total sales of this line of products for the year ended December 31, 2013, does not currently require FDA marketing clearance. Accordingly, our no!no!® line of products does not currently have any FDA-cleared indications as to their efficacy in terms of long-term or permanent hair removal or reduction in hair re-growth. Accordingly, we are subject to limitations on the advertising claims we are allowed to make regarding the hair removal and hair reduction effects of our products.

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

Initiating and completing clinical trials necessary to support a 510(k) notice or a PMA application will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in early or later clinical trials.

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

Although cosmetic products are not subject to any FDA premarket approval or clearance process, they must, nonetheless, comply with the FDA’s formulation, manufacturing and labeling requirements or such products may be considered adulterated or misbranded by the agency which could subject the Company to potential regulatory or legal enforcement actions. Similar, or more stringent, requirements may apply in foreign jurisdictions as well.  The Company may also find that if its cosmetic products compete with a third-party’s drug product, competitive and regulatory pressure may be applied against the cosmetic products. Some cosmetic products may be viewed by the FDA as drugs or devices to a large extent based upon the promotional claims or ingredients. Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve drug claims, the Company’s claims and interpretation of applicable regulations may be challenged, which could harm its business.

Sunscreen products that contain ingredients or make claims beyond those identified by the FDA in its sunscreen monograph and corresponding guidance documents are considered over-the-counter drugs. The cosmetics containing sunscreen ingredients are required to conform with the FDA’s sunscreen monograph as well as other international regulatory requirements for sunscreen products. The FDA may view some of the Company’s sunscreen products as new drugs if the FDA determines that its formula and/or claims are not in compliance with the monograph or applicable guidance.

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

In January 2012, the FDA issued a Warning Letter to PhotoMedex, which further documented the findings from the FDA Inspection and the issues regarding certain marketing claims made at the time of the inspection in 2011 for one particular product family. The Warning Letter is a publicly available document. Considerable follow-up activities and consultation with outside counsel have since been employed to address the issues identified in the Warning Letter. Subsequently the FDA conducted an inspection of one of the Company’s facilities in the fourth quarter of 2012, to follow-up to the Inspection in 2011 and the above-mentioned Warning Letter issued in January 2012. A new Form FDA-483 (list of inspectional observations) related to complete closure of certain good manufacturing practice issues identified in the previous inspection and Warning Letter was issued to the Company during the follow-up inspection. The January 2012 Warning Letter and follow-up inspection in the fourth quarter 2012 were closed by FDA in March 2013. A second facility of PhotoMedex was inspected by FDA in September 2013. Form FDA-483 was issued, with all issues addressed and closed by FDA in January 2014. All pending regulatory matters have been successfully closed with FDA as of March, 2014.

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

Risk Factors Relating to Acquisition or Merger of other entities

The business operations of PhotoMedex and any other company acquired by or merged into PhotoMedex (the “target company”) in the future may not be successfully integrated and therefore PhotoMedex may not be able to realize the anticipated benefits of the acquisition or merger.

Realization of the anticipated benefits of an acquisition or merger will depend on PhotoMedex’s ability to successfully integrate the businesses and operations of PhotoMedex and the target company. PhotoMedex will be required to devote significant management attention and resources to integrating its business practices, operations and support functions. The challenges we may encounter include the following:

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

The process of integrating the target company’s operations could cause an interruption of, or loss of momentum in, PhotoMedex’s business and financial performance, and in the business and financial performance of the target company as well. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger or acquisition and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition, or stock price of PhotoMedex. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated operating efficiencies, synergies in technology, and cross-benefits in sales and marketing activities anticipated from the merger will be realized.

The ability of PhotoMedex and/or the target company to use their net operating loss carryforwards to offset future taxable income.

The ability of PhotoMedex and/or the target company to use their net operating loss carryforwards to offset future taxable income for U.S. federal income, U.K. business or another country’s business or income tax purposes may be limited as a result of “ownership changes” of PhotoMedex or the target company caused by the merger. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.

With regard to U.S. federal income taxation, if a corporation undergoes an “ownership change” under Section 382 of the U.S. Internal Revenue Code, the amount of its pre-change net operating losses, which we refer to in this report as “NOLs” that may be utilized to offset future taxable income is subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the applicable testing period (generally three years).

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

Similar rules and limitations may apply for U.S. state income tax purposes or for the purposes of other countries’ business or income taxes.

PhotoMedex may incur substantial expenses related to any merger or acquisition and the integration of the target company’s business operations.

PhotoMedex may incur substantial expenses related to any acquisition or merger, both in connection with the acquisition or merger and in the integration of the target company’s business operations into PhotoMedex, both in the year of acquisition or merger and in subsequent years. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. While a certain level of expenses may be assumed to be incurred in any acquisition or merger, there are many factors beyond PhotoMedex’s control that could affect the total amount or the timing of such integration expenses. Moreover, many of the expenses that may be incurred are, by their nature, difficult to estimate accurately. Such expenses may also continue for several years following the acquisition or merger, due to ongoing transitions and processes. These expenses could, particularly in the near term, exceed the savings that PhotoMedex expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings in any acquisition or merger.

The need to integrate PhotoMedex’s and the target company’s respective workforces and other factors of production and distribution following the merger presents the potential for delay in achieving expected efficiencies, synergies and other cross-benefits that could adversely affect PhotoMedex’s operations.

The successful integration of any target company and achievement of the anticipated benefits of an acquisition or merger depend in part on integrating the target company’s and PhotoMedex’s employees into a mutually tolerant, collaborative and cross-pollinating team. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration that could adversely affect both PhotoMedex’s and the target company’s operations.

PhotoMedex or the target company may be unable to retain key employees.

The success of PhotoMedex following any acquisition or merger will depend in part upon its ability to retain key employees of PhotoMedex and the target company. Key employees may depart because of issues relating to the uncertainty and difficulty of any remaining integration issues or a desire not to remain with PhotoMedex or the target company following the merger. Accordingly, no assurance can be given that PhotoMedex and the target company would be able to retain key employees to the same extent as prior to the acquisition or merger.

Risk Factors Relating to the Merger with LCA

In addition to the general risk factors stated beginning on page 51, PhotoMedex faces certain additional risk factors with regard to the proposed acquisition of LCA.

PhotoMedex may not obtain financing for the acquisition of LCA.

PhotoMedex has obtained an $85 million financing commitment from J.P. Morgan Chase Bank, N.A.. The commitment is contingent upon certain stated conditions, including conditions related to the conduct and results of PhotoMedex’s business. If there are changes in the operations of PhotoMedex prior to the acquisition of LCA, J.P. Morgan Chase may not provide the funding under the commitment. Even if funding is not received from J.P. Morgan Chase, PhotoMedex may still be obligated to consummate the merger. In that event PhotoMedex may need to rely on alternative sources of financing, which it may not be able to obtain on a reasonable terms, and/or may need to rely on its cash reserves, which may divert funding from other needs of PhotoMedex. Additionally, the failure to obtain financing from J.P. Morgan Chase may cause PhotoMedex to not be able to complete the acquisition of LCA.

Failure to complete the merger could negatively impact the stock prices and the future business and financial results of PhotoMedex and LCA.

There is no assurance that the proposals relating to the merger will be approved by LCA’s shareholders, and there is no assurance that PhotoMedex and LCA will receive any necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, PhotoMedex and will be subject to the risk of having had the focus of its management directed toward the merger and integration planning and diverted from its core business and other opportunities that could have been beneficial to it.

In addition, PhotoMedex would not realize any of the expected benefits of having completed the merger and would continue to face risks that it currently faces as an independent company.

If the merger is not completed, the price of PhotoMedex common stock may decline to the extent that the current market price of that stock reflects a market assumption that the merger will be completed and that the related benefits and synergies will be realized, or as a result of the market’s perceptions that the merger was not consummated due to an adverse change in PhotoMedex’s or LCA’s business. In addition, PhotoMedex’s business may be harmed, and the prices of PhotoMedex stock may decline as a result, to the extent that employees, customers, suppliers, and others believe that it cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about its future prospects in the absence of the merger.

In addition, if the merger is not completed and the PhotoMedex board of directors determines to seek another merger or business combination, there can be no assurance that a transaction creating PhotoMedex stockholder value comparable to the value perceived to be created by the merger will be available to PhotoMedex.

Even if the merger were completed, PhotoMedex may not be able to successfully integrate the business of LCA and realize the anticipated benefits of the merger. In such situation, the risks described above may also apply.

The merger agreement provides LCA a 30-day “go shop” window.

The merger agreement provides LCA a 30-day “go shop” window in which it may solicit, initiate, encourage, or facilitate other acquisition proposals with any third party, subject to exceptions set forth in the merger agreement.  As a result, there is no guarantee that a competing, higher or more advantageous offer will not be made to LCA, and that the acquisition of LCA by PhotoMedex will proceed.

Limitation on use of net operating losses

The ability of PhotoMedex and LCA to use their respective net operating loss (“NOL”) carryforwards to offset future taxable income in a separate or combined tax filing for U.S. federal income tax purposes may be limited as a result of the merger. In particular, LCA’s ability to use its NOL carryforwards will be limited as a result of its “ownership change” following the merger. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination. There can be no assurance that the benefit of such NOL carryforwards will be fully realized.

If the merger closes, LCA will undergo an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). If a corporation undergoes such an “ownership change”, the amount of its pre-change NOL that may be utilized to offset future taxable income is subject to an annual limitation. The annual limitation generally is determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by recognized built-in gains or reduced by recognized built-in losses in the assets held by the corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

Litigation or governmental order may prevent the completion of the acquisition.

Litigation against PhotoMedex, Gatorade Acquisition Corp., LCA and/or the directors of PhotoMedex, Gatorade Acquisition Corp. or LCA could result in an injunction preventing completion of the merger, the payment of damages in the event the merger is completed and/or may adversely affect the combined company’s business, financial condition or results of operations following the merger. As of March 17, 2014, four such suits have been brought in either the Court of Chancery for the State of Delaware and in the Court of Common Pleas for Hamilton County, Ohio, seeking injunctive relief and unspecified damages (see Legal Proceedings – page 58 for further information).

One of the conditions to the closing of the merger is that no order issued by a governmental authority of competent jurisdiction or law or other legal restraint or prohibition making the merger illegal or permanently restraining, enjoining, or otherwise prohibiting or preventing the consummation of the merger or the other transactions contemplated by the merger agreement be in effect. Consequently, if any plaintiffs in a litigation against PhotoMedex, Gatorade Acquisition Corp. or LCA, or any of their respective directors, secures injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the defendants’ ability to complete the merger, then such injunctive or other relief may prevent the merger from becoming effective within the expected time frame or at all. If completion of the merger is prevented or delayed, it could result in substantial costs to PhotoMedex and LCA. In addition, PhotoMedex and LCA could incur significant costs in connection with the lawsuits, including costs associated with the indemnification of LCA’s directors and officers.

Following the merger, the combined company may be unable to retain key employees.

The success of PhotoMedex after the merger will depend in part upon its ability to retain key LCA and PhotoMedex employees. Key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with PhotoMedex or LCA following the merger. While PhotoMedex has retained the services of certain key LCA employees under new Employment Agreements with PhotoMedex post-merger, there can be no assurance given that PhotoMedex and LCA will be able to retain key employees to the same extent as in the past.

Risk Factors Relating to an Investment in our Securities

Potential fluctuations in the Company’s operating results could lead to fluctuations in the market price for the Company’s common stock.

The Company’s results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

•	the present macro-economic uncertainty in the global economy and financial industry and governmental monetary and fiscal programs to stimulate better economic conditions;

•	healthcare reform and reimbursement policies;

•	demand for the Company’s products;

•	changes in the Company’s pricing policies or those of its competitors;

•	increases in the Company’s manufacturing costs;

•	the number, timing and significance of product enhancements and new product announcements by the Company and its competitors;

•	the termination or expiration of significant royalty-generating licensing contracts to which the Company is party;

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

•	Acts of terrorism in Israel or in other countries in which we do business;

•	developments in existing or new litigation; and

•	product quality problems, personnel changes and changes in the Company’s business strategy.

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

The Company embarked on a program of limited repurchases of its securities in 2012 and 2013. Short-selling of its securities was believed to have caused investors with a long-term interest in the Company to demand that the company share their long-term view. The Company believes that the effects of its repurchase program will demonstrate the long-term view of its long-term investors. However, there can be no guarantee that the program will be regarded as successful.

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

As of March 14, 2014, the Company had outstanding stock options to purchase an aggregate of 1,192,679 shares of common stock and warrants to purchase an aggregate of 1,058,679 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when the Company’s common stock is trading at a price that is higher than the exercise price of these options and warrants and the Company would be able to obtain a higher price for the Company’s common stock than the Company would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of the Company’s common stock and the terms on which the Company could obtain additional financing. The ownership interest of the Company’s existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

Securities analysts may not initiate coverage for the Company’s common stock or may issue negative reports and this may have a negative impact on the market price of the Company’s common stock.

The trading market for the Company’s common stock may be affected in part by the research and reports that industry or financial analysts publish about the Company or the Company’s business. It may be difficult for companies such as the Company, with smaller market capitalizations, to attract a sufficient number of securities analysts that will cover the Company’s common stock. If one or more of the analysts who elect to cover the Company downgrades the Company’s stock, the Company’s stock price would likely decline rapidly. If one or more of these analysts ceases coverage of the Company, the Company could lose visibility in the market, which in turn could cause its stock price to decline. This could have a negative effect on the market price of the Company’s stock.

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

As of March 14, 2014, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 46.8% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We leased a 42,000 sq. ft. facility in Montgomeryville, Pennsylvania that housed our executive offices and our domestic revenue segments and surgical laser manufacturing operations. The lease terminated February 2014 and the inventory was moved to a third party warehouse. We lease a 10,672 sq. ft. facility in Horsham, Pennsylvania that houses our executive offices and marketing. The term of the lease runs through November 30, 2015. In addition, we lease a 7,140 sq. ft. facility in Orangeburg, New York that houses parts of sales and operations. The term of the lease runs until September 30, 2016.

We lease a 17,222 sq. ft. building in Hod-Hasharon, Israel, that is used for marketing, operations and research and development. The term of the lease runs until April 19, 2014. We have an option to extend the lease for this office in Hod-Hasharon for a period of 3 months commencing April 20, 2014, and we may exercise this option up to four times.

We lease an 11,300 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on September 30, 2015. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business.

Item 3.	Legal Proceedings

During the year ended December 31, 2013, Radiancy, Inc., a wholly-owned subsidiary of PhotoMedex, commenced legal action against Viatek Consumer Products Group, Inc., over Viatek’s Pearl and Samba hair removal products which Radiancy believes infringe the intellectual property covering its no!no! hair removal devices. The first suit, which was filed in the United States Federal Court, Southern District of New York, includes claims against Viatek for patent infringement, trademark and trade dress infringement, and false and misleading advertising. A second suit against Viatek was filed in Canada, where the Pearl is offered on that country’s The Shopping Channel, alleging trademark and trade dress infringement, and false and misleading advertising. Viatek’s response contains a variety of counterclaims and affirmative defenses against both Radiancy and its parent company PhotoMedex, including, among other counts, claims regarding the invalidity of Radiancy’s patents and antitrust allegations regarding Radiancy’s conduct.

As of March 17, 2014, the case has proceeded into the discovery phase of the litigation. Radiancy, and PhotoMedex, have moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. Radiancy has also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests. No decision has yet been rendered on these motions. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company’s business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Four putative class-action lawsuits have been filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. Two of those suits have been filed in the Court of Chancery of the State of Delaware and two have been filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., its chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints allege that the proposed acquisition undervalues LCA and deprives LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” provisions of the Merger Agreement are intended to prevent LCA from soliciting or receiving competing offers, that LCA’s Board has breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade have aided and abetted the LCA defendants’ alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. As of March 17, 2014, defendants have not responded to the complaints in any of the actions. Defendants intend to vigorously defend themselves in the lawsuits. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

We and certain of our subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which arise from time to time in the ordinary course of our business. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation. Although we believe we have substantial defenses in these matters, we may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 14, 2014, we had 18,903,245 shares of common stock issued and outstanding, including 183,826 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 1,192,679 shares of common stock, of which 367,679 were vested as of March 14, 2014, or (ii) warrants to purchase up to 1,058,679 shares of common stock, all of which warrants were vested.

Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$15.86	$11.53
Third Quarter	16.59	14.62
Second Quarter	16.95	14.71
First Quarter	16.47	13.95
Year Ended December 31, 2012:
Fourth Quarter	$15.05	$11.18
Third Quarter	14.55	10.93
Second Quarter	18.34	10.69
First Quarter	14.55	10.83

On March 14, 2014, the last reported sale price for our common stock on Nasdaq was $16.39 per share. As of March 14, 2013, we had approximately 658 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future.

Overview of Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2013. See Notes 1 and 11 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	2,191,357	$18.15	1,210,078

Equity compensation plans not approved by security holders	-	-	-

Total	2,191,357	$18.15	1,210,078

Options have been granted to employees and/or consultants out of our 2005 Equity Compensation Plan. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan. Most warrants issued by us have been to investors or placement agents, and no warrants have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders.

Recent Issuances of Unregistered Securities

None.

Purchases of Equity Securities

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. To date, we have repurchased 2,933,288 shares at an average price of $13.98 per share for a total of $41,150 million. The shares will be purchased with cash on hand.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value of Shares) that may Yet Be Purchased Under the Plans or Programs (1)
October 1, 2013 – October 31, 2013	0	0	0	N/A
November 1, 2013 – November 30, 2013	314,500	$12.23	314,500	N/A
December 1, 2013 – December 31, 2013	658,270	12.46	604,145	N/A
Total	972,770	$12.38	918,645	$13,849,611

(1) Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of our stock repurchase program.

Item 6.	Selected Financial Data

You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, and the selected historical consolidated balance sheet data as of December 31, 2013 and December 31, 2012, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2010 and December 31, 2009 and the selected historical consolidated balance sheet data as of December 31, 2011, December 31, 2010 and December 31, 2009 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results. Results of the operations of Pre-merged PhotoMedex are not included in the Statements of Operations prior to the reverse merger on December 13, 2011. The financial position of the Company reflects the completion of the reverse acquisition only in the Balance Sheets at December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	(In thousands, except per-share data)
	2013	2012	2011		2010	2009
Statement of Operations Data:
Revenues	$224,664	$220,651		$132,082	$70,071	$16,037
Costs of revenues	45,035	46,642		26,296	16,465	6,181
Gross profit	179,629	174,009		105,786	53,606	9,856
Selling, general and administrative	154,278	143,817		107,377	34,596	7,568
Engineering and product development	3,306	2,914		1,057	839	711
Income (loss) from operations before financing income (expense) and interest	22,045	27,278		(2,648)	18,171	1,577
Interest and other financing income (expenses), net	702	(351)		(68)	(283)	65
Income (loss) before tax expense (benefit)	22,747	26,927		(2,716)	17,888	1,642
Income tax (expense) benefit	(4,370)	(4,438)		2,022	(6,287)	3,643
Net income (loss)	$18,377	$22,489	$	(694)	$11,601	$5,285

Net income (loss) per share:
Basic	$0.90	$1.10		$(0.06)	$1.13	$0.51
Diluted	$0.89	$1.08		$(0.06)	$0.99	$0.45
Shares used in computing net income (loss) per share
Basic	20,455	20,356		11,602	10,256	10,332
Diluted	20,657	20,764		11,602	11,725	11,646
Balance Sheet Data (At Period End):
Cash, cash equivalents and short-term deposits	$59,501	$62,348		$16,549	$22,081	$10,449
Working capital	83,058	95,677		30,768	27,511	12,949
Total assets	220,929	211,890		144,331	46,387	24,833
Long-term debt (net of current portion)	82	-		8	-	-
Long-term liabilities	3,640	4,067		2,405	837	402
Stockholders’ equity	$160,361	$167,327		$110,725	$28,900	$16,907

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.

Introduction, Outlook and Overview of Business Operations

Our current strategic focus is built upon four key components:

•	Skilled direct sales force to target Physician and Professional Segments;

•	Expertise in global consumer marketing;

•
A full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution; and

•	Establishing XTRAC centers of excellence in key markets by acquiring a fully paid infrastructure of existing clinics with established high customer service standards and culture.

We believe that we are one of only a few aesthetic companies to have succeeded in taking professional technologies geared toward physicians and med spas and adapting them for the home-use market. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.

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

•
LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours. The technology is also used in the no!no! Glow™, a miniaturized LHE device also delivering ant-aging benefits.

•
Kyrobak®. Kyrobak uses clinically proven, proprietary technology to treat unspecified, lower back pain. The unique combination of Continuous Passive Motion (CPM) and Oscillation therapy is a non-invasive, relaxing method for long lasting relief of back pain. Used for better than 3 decades in professional rehabilitation and chiropractic settings, CPM has been proven to increase mobility of the joints, draw more oxygen and blood flow to the area, allowing the muscles to relax and release pressure between the vertebrae allowing the spine to open up and decompress.

•
XTRAC® Excimer Laser. XTRAC received an FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin conditions for which there are no cures. The machine delivers narrow ultraviolet B (“UVB”) light to affected areas of skin, leading to psoriasis remission in an average of 8 to 12 treatments and of vitiligo after 48 treatments. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. More than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

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

Our revenue generation is categorized as Consumer, Physician Recurring or Professional. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 5 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Even at this level of sales, we believe we have ample opportunity for further expansion, as Japan’s 2013 population was over 127 million people and North America’s was approximately 529 million people—far greater than the 5million who have already purchased our products. In addition, we have recently launched our consumer marketing platform in Germany (population of approximately 83 million people) and to the recent launch in Brazil (population of approximately 198 million people)

Our consumer marketing platform is built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $147.7 million, $141.5 million and $89.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). Outside North America sales were approximately $40.6 million, $47.0 million and $36.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom Argentina and Australia with the recent additions of Germany and Brazil.

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

Professional

Sales under the professional business segment are mainly generated from capital equipment, such as our XTRAC-Velocity and VTRAC equipment, our LHE® brand products and our Omnilux and Lumière Light Therapy systems.

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

Sales and Marketing

As of December 31, 2013, our sales and marketing personnel consisted of 68 full-time positions.

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

We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists. As of December 31, 2013, accrued sales returns provision was $16,042 or 7.1% of total recognized revenues of $224,664. As of December 31, 2012, accrued sales returns provision was $11,901 or 5.4% of total recognized revenues of $220,651. The return provisions are influenced by product mix and in 2013 there was higher rate toward the direct channel.

Revenues received with respect to extended warranty on consumer products are recognized over the duration of the warranty period. As of December 31, 2013, deferred revenues for the extended warranties amounted to $8,496 or 3.8% on total recognized revenues. As of December 31, 2012, deferred revenues for the extended warranties amounted to $7,766 or 3.5% on total recognized revenues. During 2013, we began to sell extended warranties in both UK and Germany.

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

When we place a laser in a physician’s office, we generally recognize service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Treatments to be performed through random laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on equipment which we own and place with the customer. Once the treatments are delivered to a patient, this obligation has been satisfied. We defer substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of December 31, 2013, we have deferred treatment code revenues of $172 or 1.1% of total recognized treatment revenues of $15,489. As of December 31, 2012, we have deferred treatment code revenues of $504 or 6.0% of total recognized treatment revenues of $8,441. As of December 31, 2011, we have deferred treatment code revenues of $539. Recognized treatment revenues for the year ended December 31, 2011 was $298. As we completed the reverse acquisition on December 13, 2011, Pre-merged PhotoMedex revenues are included only from the completion date forward.

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

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the reserve needed. As of December 31, 2013 and 2012, allowance for doubtful accounts was $10,734 and $6,917 or 4.8% and 3.1%, respectively of the total recognized revenues of each year. The allowance for doubtful accounts provisions are influenced by product mix and in 2013 there was higher rate toward the direct channel.

Property and Equipment.  As of December 31, 2013 and 2012, we had net property and equipment of $10,489 and $6,759, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians’ offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians’ use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician’s office and redeploy elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.

Goodwill and Intangibles Assets.  Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators are based on various factors, including market conditions and operational performance of our business. As of December 31, 2013 and 2012, we had $45,463 and $48,027 of goodwill and other intangibles, accounting for 21% and 24% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually. This test is usually conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events have occurred that would negatively impact the realizable value of our intangibles or goodwill.

We reorganized our business into three operating units which resulted in a change in reporting segments effective December 13, 2011. For the purposes of goodwill impairment testing, our reporting units are defined as Consumer, Physician Recurring and Professional Equipment. The balance of our goodwill for each of our segments as of December 31, 2013 is as follows: Consumer $20,850, Physician Recurring $4,080 and Professional Equipment $0. We completed our annual goodwill impairment analysis as of December 31, 2013. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Consumer has a fair value that is in excess of its carrying value by approximately 435%, while Physician Recurring has a fair value that is approximately 50% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In connection with the reverse acquisition of Pre-merged PhotoMedex on December 31, 2011, we acquired certain intangibles recorded at fair value as of the date of acquisition. The balances of these acquired intangibles, net of amortization, were:

December 31, 2013
Customer Relationships	$5,107
Tradename	4,594
Product and Core Technologies	10,832
Goodwill	24,930
Total	$45,463

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

The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures. The total share-based compensation expense was $4,985 and $6,197 for the years ended December 31, 2013 and 2012, respectively.

Results of Operations

Revenues

The following table illustrates revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2013	2012	2011
Consumer	$188,259	$188,425	$125,581
Physician Recurring	28,548	21,284	829
Professional	7,857	10,942	5,672

Total Revenues	$224,664	$220,651	$132,082

We completed the reverse acquisition on December 13, 2011 and as such, our Pre-merged PhotoMedex revenues are included only from the completion date forward. There are, therefore, no corresponding activities from the Pre-Merged PhotoMedex in the results up to and including December 13, 2011.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Year Ended December 31,
	2013	2012	2011
Direct-to-consumer	$130,785	$125,208	$75,904
Distributors	15,553	24,851	28,948
Retailers and home shopping channels	41,921	38,366	20,729

Total Consumer Revenues	$188,259	$188,425	$125,581

For the year ended December 31, 2013, consumer products revenues were $188,259 compared to $188,425 in the year ended December 31, 2012. The revenues remained consistent between the years but the sales channels changed mainly due to the following reasons:

•
Direct to Consumer. Revenues for the year ended December 31, 2013 were $130,785 compared to $125,208 for the year ended December 31, 2012. The increase of 4% was mainly due to our successful marketing programs which have led to year-over-year revenue growth. Additionally, in 2013, we launched marketing programs in Germany, resulting in approximately $712 in revenues, and Brazil, resulting in approximately $421 in revenues, for the year ended December 31, 2013.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2013 were $41,921 compared to $38,366 for the year ended December 31, 2012. The increase of 9% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the United States (“US”) and the United Kingdom (“UK”)  and to the additional retailers added to this channel.

•
Distributors Channels. Revenues for the year end December 31, 2013 were $15,553 compared to $24,851 for the same period in 2012. The decrease in revenues of 37% was due to our distributor in Japan who modified its business model during 2013, affecting its role in the supply chain between its manufacturers and the Japan retailers they supply and causing revenues from our Japan distributor to decrease to $10,920 from $19,276. During the fourth quarter of 2013, we cancelled our distribution agreement with the Japan distributor.

For the year ended December 31, 2012, consumer products revenues were $188,425 compared to $125,581 in the year ended December 31, 2011. The increase of 50% in the year was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the year ended December 31, 2012 were $125,208 compared to $75,904 for the year ended December 31, 2011. The increase of 65% was mainly due to our successful marketing programs which have led to rapid year-over-year revenue growth. Additionally, in May 2011, we launched marketing programs in the UK resulting in approximately $21,884 in revenues for the year ended December 31, 2012 compared to $3,413 in revenues for the year ended December 31, 2011.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2012 were $38,366 compared to $20,729 for the year ended December 31, 2011. The increase of 85% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the US and the UK.

•
Distributors Channels. Revenues for the year end December 31, 2012 were $24,851 compared to $28,948 for the same period in 2011. The decrease in revenues of 14% was mainly attributed to a key partner’s desire to reduce its inventory levels on all product lines carried over from 2011 and into 2012.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2013	2012	2011
North America	$147,682	$141,478	$89,571
International	40,577	46,947	36,010

Total Consumer Revenues	$188,259	$188,425	$125,581

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Year Ended December 31,
	2013	2012	2011
XTRAC Treatments	$15,489	$8,441	$298
Neova skincare	8,243	8,156	385
Other	4,816	4,687	146

Total Physician Recurring Revenues	$28,548	$21,284	$829

All revenues in this segment are generated through the Pre-merged PhotoMedex products. Since we completed the reverse acquisition on December 13, 2011 and in accordance with United States generally accepted accounting principles (“GAAP”) revenues for the year ended December 31, 2011 include only the period of December 14, 2011 through December 31, 2011. There are, therefore, no corresponding activities up to and including December 13, 2011.

XTRAC Treatments

Recognized treatment revenue for the year ended December 31, 2013 was $15,489, which approximates 221,000 treatments with prices between $65 and $95 per treatment compared to recognized treatment revenue for the year ended December 31, 2012 was $8,441, which approximates 125,000 treatments with prices between $65 and $85 per treatment. Recognized treatment revenue for the period, beginning with the merger date on December 13, 2011 through December 31, 2011, was $298. Increases in procedures are dependent upon building market acceptance with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers.

We have a program to support certain physicians who may be denied reimbursement by private insurance carriers for XTRAC treatments. We recognize service revenue during this program from the sale of XTRAC procedures or equivalent treatments to physicians participating in this program only to the extent the physician has been reimbursed for the treatments. In addition, we defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2013, we recognized net revenues of $312 under this approach. For the year ended December 31, 2012, we deferred net revenues of $283 under this approach.

NEOVA skincare

For the year ended December 31, 2013 revenues were $8,243 compared to $8,156 for the year ended December 31, 2012. For the period beginning with the merger date on December 13, 2011 through December 31, 2011 revenues were $385. These revenues are generated from the sale of various skin, hair and wound care products to physicians in both the domestic and international markets.

Surgical products

For the year ended December 31, 2013, revenues were $2,094 compared to $2,147 for the year ended December 31, 2012. For the period beginning with the Merger Date on December 13, 2011 through December 31, 2011 revenues were $101. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2013	2012	2011
North America	$25,260	$18,607	$806
International	3,288	2,677	23

Total Physicians Recurring Revenues	$28,548	$21,284	$829

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Year Ended December 31,
	2013	2012	2011
Dermatology equipment	$3,962	$4,174	$429
LHE equipment	2,240	4,241	5,000
Omnilux/Lumiere equipment	1,510	2,124	150
Surgical lasers	145	403	93

Total Professional Revenues	$7,857	$10,942	$5,672

The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products. Since we completed the reverse acquisition on December 13, 2011 and in accordance with United States generally accepted accounting principles (“GAAP”) revenues for these product lines for the year ended December 31, 2011 include only the period of December 14, 2011 through December 31, 2011. There are, therefore, no corresponding activities up to and including December 13, 2011.

Dermatology equipment

For the years ended December 31, 2013 and 2012, dermatology equipment revenues were $3,962 and $4,174, respectively. Included in the December 31, 2012 amount were domestic XTRAC laser sales of $899 on 20 lasers sold. There were no domestic XTRAC laser sales for the year ended December 31, 2013. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold 115 systems for the year ended December 31, 2013, 64 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below that of our XTRAC laser. We sold 121 systems for the year ended December 31, 2012, 82 of which were VTRAC systems. The international sales of our XTRAC and VTRAC systems were $3,275 for the year ended December 31, 2012.

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

For the years ended December 31, 2013 and 2012, LHE® brand products revenues were $2,240 and $4,241, respectively. For the year ended December 31, 2011 revenues were $5,000.

Omnilux/Lumiere equipment

For the years ended December 31, 2013 and 2012 Omnilux/Lumiere equipment revenues were $1,510 and $2,124, respectively. For the period beginning with the merger date on December 13, 2011 through December 31, 2011, Omnilux/Lumiere equipment revenues were $150. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but It is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the years ended December 31, 2013 and 2012 surgical lasers revenues were $145, representing five laser systems, and $403, representing 13 laser systems. For the period beginning with the merger date on December 13, 2011 through December 31, 2011, surgical lasers revenues were $93, comprising of three laser systems.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Year Ended December 31,
	2013	2012	2011
North America	$2,012	$3,026	$2,624
International	5,845	7,916	3,048

Total Professional Revenues	$7,857	$10,942	$5,672

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2013	2012	2011
Consumer	$26,794	$28,965	$23,309
Physician Recurring	13,022	11,512	456
Professional	5,219	6,165	2,531

Total Revenues	$45,035	$46,642	$26,296

Overall, cost of revenues changed in each segment due to the related changes in revenues. Included in cost of revenues above are certain inventory excess and obsolete reserves of $698, $336 and $0 for the years ended December 31, 2013, 2012 and 2011, respectively.

As we completed the reverse acquisition on December 13, 2011 the Pre-merged PhotoMedex cost of revenues are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011.

Gross Profit Analysis

Gross profit increased to $179,629 for the year ended December 31, 2013 from $174,009 during the same period in 2012. As a percentage of revenues, the gross margin increased to 80.0% for the year ended December 31, 2013 from 78.9% for the same period in 2012.

Gross profit increased to $174,009 for the year ended December 31, 2012 from $105,786 during the same period in 2011. As a percentage of revenues, the gross margin decreased to 78.9% for the year ended December 31, 2012 from 80.1% for the same period in 2011.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2013	2012	2011
Revenues	$224,664	$220,651	$132,082
Percent increase	1.8%	67.1%	88.5%
Cost of revenues	45,035	46,642	26,296
Percent (decrease)/increase	(3.4%)	77.4%	59.7%
Gross profit	$179,629	$174,009	$105,786
Gross margin percentage	80.0%	78.9%	80.1%

The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2013, compared to the same period in 2012 were due to a change in the sales mix within the Consumer segment with the direct channel, having the highest product gross margins, growing faster than the distributor and retail channels. In addition the Physician Recurring segment had 34% greater revenues than the prior year period with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.

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

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Year Ended December 31,
	2013	2012	2011
Revenues	$188,259	$188,425	$125,581
Percent (decrease)/increase	(0.1%)	50.0%	88.4%
Cost of revenues	26,794	28,965	23,309
Percent (decrease)/increase	(7.5%)	24.3%	55.0%
Gross profit	$161,465	$159,460	$102,272
Gross margin percentage	85.8%	84.6%	81.4%

Gross profit for the year ended December 31, 2013 increased by $2,005 from the comparable period in 2012. The key factor for this increase was an increase in the direct to consumer channel in North America via infomercial and online campaigns. Gross margin percentage for the year ended December 31, 2013 was 85.8%, compared to 84.6% for the year ended December 31, 2012. The improvement in gross margin was due to a increase in the direct to consumer sales channel, which has a higher gross margin compared to the other sales channels.

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

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Year Ended December 31,
	2013	2012	2011
Revenues	$28,548	$21,284	$829
Percent increase	34.1%	2,467.4%	100%
Cost of revenues	13,022	11,512	456
Percent increase	13.1%	2,425%	100%
Gross profit	$15,526	$9,772	$373
Gross margin percentage	54.4%	45.9%	45.0%

Gross profit for the year ended December 31, 2013 increased by $5,754 from the year ended December 31, 2012. The primary reason for the increased gross profit and gross margin is the increase in XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

All revenues/costs for this segment are generated through the Pre-merged PhotoMedex products. Since we completed the reverse acquisition on December 13, 2011 and in accordance with United States generally accepted accounting principles (“GAAP”) revenues and expenses for the year ended December 31, 2011 include only the period of December 14, 2011 through December 31, 2011. There are, therefore, no corresponding activities up to and including December 13, 2011.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Year Ended December 31,
	2013	2012	2011
Revenues	$7,857	$10,942	$5,672
Percent (decrease)/increase	(28.2%)	92.9%	66.0%
Cost of revenues	5,219	6,165	2,531
Percent increase	(15.3%)	143.5%	77.5%
Gross profit	$2,638	$4,777	$3,141
Gross margin percentage	33.6%	43.7%	55.4%

Gross profit for the year ended December 31, 2013 decreased by $2,139 from the comparable period in 2012. For the year ended December 31, 2013, the gross margin percentage was 33.6% compared to 43.7% for the year ended December 31, 2012. The key factor for the decreases was the decreases in revenues for each product type and the gross margin change is affected by the mix of products sold and the mix of channels where they are sold.

Gross profit for the year ended December 31, 2012 decreased by $1,636 from the comparable period in 2011. The key factor for the increase was the increase in revenues. For the year ended December 31, 2012, the gross margin percentage was 43.7% compared to 55.4% for the year ended December 31, 2011. The decrease was due to the addition of the Pre-merged PhotoMedex products. The Dermatology equipment, Omnilux/Lumiere equipment and Surgical laser revenues in this segment are all generated through the Pre-merged PhotoMedex products and carried a lower gross margin per product line than the LHE products from Pre-merged Radiancy which made up most of the 2011 revenues. As we completed the reverse acquisition on December 13, 2011 these revenues/costs are included only for the period of December 14, 2011 through December 31, 2011 for the year ended December 31, 2011.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2013 increased to $3,306 from $2,914 for the year ended December 31, 2012. The majority of this expense relates to the salaries of our worldwide engineering and product development team and are in line with the prior year.

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

Selling and Marketing Expenses

For the year ended December 31, 2013, selling and marketing expenses increased to $127,528 from $116,487 for the year ended December 31, 2012 for the following reasons:

•
We increased no!no! Hair Removal direct to consumer activities in North America, the UK and Germany via infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. Additionally we have increased the marketing activities of the XTRAC laser system in the US market.

•
Overall media buying and advertising expenses in the year ended December 31, 2013 were 32.0% of total revenues compared to 27.5% of total revenues in the year ended December 31, 2012. This percentage increase is due to the factors listed above as well as the change in mix of revenues particularly as a result of the decrease in revenues from our Japan distributor. These distributor revenues require substantially less sales and marketing costs than what is required in the direct channel. Direct to consumer revenues are 58.2% of total revenues for the year ended December 31, 2013 compared to 56.6% of total revenues for the year ended December 31, 2012. In addition, we added new initiatives to support our XTRAC therapy for psoriasis and vitiligo spending approximately $2,356.

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

General and Administrative Expenses

For the year ended December 31, 2013, general and administrative expenses decreased to $26,750 from $27,330 for the year ended December 31, 2012 for the following reasons:

•	There was a decrease of $4,813 for the year ended December 31, 2013 in legal expense due to the completion of major litigation during 2012.

•	Offsetting the above decrease, there was an increase in bad debt expenses of $1,329 related to the increase in direct to consumer revenues and an international distributor.

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

Interest and Other Financing Expense, Net

Net interest and other financing income for the year ended December 31, 2013 increased to $702, as compared to net interest and other financing expense of $351 for the year ended December 31, 2012. The increase of $1,053 is due to a decrease in interest expense of $399. The interest expense related to the term note that was assumed in the reverse merger. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP and LK Technology, which has a functional currency of the Brazilian Real.

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

Taxes on Income, Net

For the year ended December 31, 2013, net taxes on income amounted to $4,370 as compared to $4,438 for the year ended December 31, 2012. Partially offsetting the tax expense for the year ended December 31, 2012, we recorded a carryback of Radiancy, Inc’s 2011 net operating loss to its 2010 tax return. The refund was received on February 28, 2013.

For the year ended December 31, 2012, net taxes on income amounted to $4,438 as compared to net benefit from taxes on income of $2,022 for the year ended December 31, 2011. During 2012, we recorded a carryback of Radiancy, Inc’s 2011 net operating loss to its 2010 tax return.

Net Income (Loss)

The factors discussed above resulted in a net income of $18,377 during the year ended December 31, 2013, as compared to $22,489 during the year ended December 31, 2012.

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

	For the Year ended December 31,
	2013	2012	Change

Net income	$18,377	$22,489	$(4,112)

Adjustments:
Depreciation and amortization	6,119	5,611	508
Interest expense, net	10	398	(388)
Income tax expense	4,370	4,438	(68)

EBITDA	28,876	32,936	(4,060)

Stock-based compensation expense	4,985	6,197	(1,212)

Non-GAAP adjusted income	$33,861	$39,133	$(5,272)

The factors discussed above resulted in a net income of $22,489 during the year ended December 31, 2012, as compared to net loss of $694 during the year ended December 31, 2011.

Reconciliation to the most directly comparable GAAP measure of all non-GAAP measures included in this report is as follows s:

	For the Year ended December 31,
	2012	2011	Change

Net income (loss)	$22,489	$(694)	$23,183

Adjustments:
Depreciation and amortization	5,611	590	5,021
Interest expense, net	398	24	374
Income tax expense	4,438	(2,022)	6,460

EBITDA	32,936	(2,102)	35,038

Stock-based compensation expense	6,197	34,001	(27,804)

Non-GAAP adjusted income	$39,133	$31,899	$7,234

Liquidity and Capital Resources

At December 31, 2013, our current ratio was 2.46 compared to 3.36 at December 31, 2012. As of December 31, 2013 we had $83,058 of working capital compared to $95,677 as of December 31, 2012. Cash and cash equivalents were $45,388 as of December 31, 2013, as compared to $44,348 as of December 31, 2012. In addition, we had $14,113 and $18,000 in short term bank deposits as of December 31, 2013 and 2012, respectively.

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

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. To date, we have repurchased 2,987,413 shares at an average price of $13.98 per share for a total of $41,757. The shares will be purchased with cash on hand.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the first quarter of 2014.

Net cash and cash equivalents provided by operating activities was $25,270 for the year ended December 31, 2013 compared to $25,065 for the year ended December 31, 2012.

Net cash and cash equivalents provided by operating activities was $25,065 for the year ended December 31, 2012 compared to $13,459 for the year ended December 31, 2011. The increase was mostly due to the overall increase in net income.

Net cash and cash equivalents used in investing activities was $2,681 for the year ended December 31, 2013 compared to $21,863 for the year ended December 31, 2012. This was primarily due to the increase in the placement of lasers into service for the year ended December 31, 2013 compared to the purchase of short term deposits of $18,000 for the year ended December 31, 2012.

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

Net cash and cash equivalents used in financing activities was $21,672 for the year ended December 31, 2013 compared to Net cash and cash equivalents provided by financing activities of $24,592 for the year ended December 31, 2012. In the year ended December 31, 2013, we had repurchased company stock for $31,029 and repayments of $623 for certain notes payable, which was partially offset by a draw on credit facility of $10,000. In the year ended December 31, 2012, we had proceeds from issuance of common stock, net of $37,514, which was partially offset by repayments of $2,000 on long-term debt and $465 for certain notes payable.

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

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2013 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Credit facility obligations	$10,000	$10,000	$-	$-
Rental and Operating lease obligations	926	535	391	-
Notes payable	919	837	82	-
Total	$11,845	$11,372	$391	$-

Off-Balance Sheet Arrangements

At December 31, 2013, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our sales or expenses.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries. The Company’s United Kingdom, PTL, subsidiary’s main operating currency is pounds sterling. At the end of each reporting period, revenue and expense of PTL are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period. The Company’s Brazilian, LK Technology, subsidiary’s main operating currency is Brazilian Real. At the end of each reporting period, revenue and expense of LK Technology are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2013. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Fahn Kanne & Co. Grant Thornton Israel, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, and such report is included elsewhere in this Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office
Board of Directors and Shareholders	Levinstein Tower
PhotoMedex, Inc.	23 Menachem Begin Road
Tel-Aviv 66184, ISRAEL
P.O.B. 36172, 61361

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

We have audited the internal control over financial reporting of PhotoMedex, Inc. and Subsidiaries (“the Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013 and our report dated March 17, 2014, expressed an unqualified opinion on those financial statements.

/s/FAHN KANNE & CO. GRANT THORNTON ISRAEL

Tel-Aviv, Israel
March 17, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held five meetings and executed two unanimous written consents in lieu of a meeting in 2013.

The following sets forth certain biographical information concerning our current directors and our executive officers as of March 17, 2014.

Name	Position	Age
Lewis C. Pell	Non-Executive Chairman of the Board of Directors	70
Yoav Ben-Dror	Non-Executive Vice Chairman of the Board of Directors	61
Dolev Rafaeli	Chief Executive Officer and Director	50
Dennis M. McGrath	President, Chief Financial Officer and Director	57
James W. Sight	Director	58
Stephen P. Connelly	Director	62
Katsumi Oneda	Director	76
Trevor Harris	Director (February 2014)	59
Nahum D. Melumad (deceased)	Director	58

Directors and Executive Officers

Lewis C. Pell was appointed to our Board of Directors and was unanimously elected to serve as Non-Executive Chairman of the Board on December 12, 2011. Mr. Pell was a member of Radiancy’s Board since 1998. Mr. Pell has founded over a dozen successful medical technology companies during the past three decades. In 1979, he founded Pentax Precision Instruments, which was sold to Asahi Optical Co. in 1990. In 1983, he founded American Endoscopy Inc., which was sold to C.R. Bard, Inc. (BCR-NYSE) in 1986. In 1984, he founded Versaflex Inc., which was sold to Medtronic in 1988. In 1989, he founded Heart Technology Corp., which went public in the U.S. in 1992 and was sold to Boston Scientific Corp. (BSX-NYSE) in 1995. In 1991, he founded InStent Inc., which became a public company in 1995 and was sold to Medtronic in 1996. In 1994, he founded Influence Inc., which was sold to American Medical Systems Inc. in 1999. Working with Dr. Shlomo Ben-Haim, Mr. Pell founded Biosense Inc. in 1994, which was sold to Johnson & Johnson in 1997. He is currently chairman and an investor for a number of private medical device companies. In 1992, he founded and remains the chairman of Vision-Sciences, Inc. (VSCI-NASDAQ). Mr. Pell has a B.S. in political science from Brooklyn College and over 20 years of experience in the medical technology industry. Mr. Pell was selected to serve on the Company’s board because of his over thirty-years’ experience in leadership roles in the medical device industry.

Yoav Ben-Dror was appointed to our Board of Directors and was elected to serve as Non-Executive Vice Chairman on December 12, 2011. Dr. Ben-Dror was the chairman of Radiancy’s Board since 2006. He is an entrepreneur with more than 30 years of experience in technology, medical devices and financial innovations. He currently serves on the Board of Dagon Batey-Mamguroth Le-Israel Ltd (silo houses), Final Inc. (high-frequency financial algorithm technology), Fitango Inc. (social network), Neurotech Solutions Ltd. (human cognition and behavior with an emphasis on attention deficit/hyperactivity disorder (ADHD)), and Impact First Investments Ltd. (investment management firm that specializes in social investing). He is a director at Keren Shemesh Foundation for the Encouragement of Young Entrepreneurs (in association with YBI (Youth Business International), a foundation assisting young entrepreneurs in transforming an idea into a successful sustainable small business), a director at Hatnuah Hezrachit Hachadasha Ltd. (social activity), a member of the Board of Trustees of the Holon Institute of Technology (H.I.T.), and a trustee at the Hecht-Zilzer Trust (charity). Dr. Ben Dror previously served on the Board of Cellcom Israel Ltd. (CEL-NYSE), Dubek Ltd. (tobacco) and Magic Box Ltd. (financial algorithm technology), and was a member of the Board of H.I.T. He was also involved with InStent Inc., Influence Medical Technologies Ltd. and Disc-O-Tech Medical Technologies Ltd. Dr. Ben Dror is a member of the Israel Bar and holds a Doctor of the Science of Jurisprudence (J.S.D.) from the School of Law (Boalt Hall), University of California, Berkeley. Dr. Ben-Dror was selected to serve on the Company’s board because of his extensive background in business and financial entrepreneurship.

Dolev Rafaeli was appointed as our Chief Executive Officer and director in December 2011. Dr. Rafaeli joined Radiancy in February 2006 as president and CEO. He has over 22 years of experience managing international operations. Prior to joining Radiancy, Dr. Rafaeli served from 2004 to 2006 as president and CEO of the USR Group, a consumer electronics products manufacturer, managing operations in Israel, China, Hong Kong and the U.S. Between 2000 and 2004, Dr. Rafaeli founded and served as general manager of Orbotech Ltd. (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong, where he was instrumental in building these operations into a $100 million a year business. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. USR Ltd. employed approximately 1,000 individuals. Dr. Rafaeli previously served as director of operations and manager of the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products in excess of $400 million annually. Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and a M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University. Dr. Rafaeli was selected to serve on the Company’s board because of his over twenty-years’ experience in consumer marketing and international sales and operations.

Dennis M. McGrath upon completion of the merger with Radiancy, reassumed his role of Chief Financial Officer in addition to president and director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath had previously served as CFO and vice president, finance and administration from January 2000 through June 2009. He has held several senior-level positions in prior endeavors, including, from February 1999 to January 2000, serving as the COO of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as CFO of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was CFO and executive vice-president, operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of Noninvasive Medical Technologies, Inc. and LabStyle, Inc. Mr. McGrath graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath was selected to serve on the Company’s board because of his twenty year’s experience in the development and implementation of innovative business and marketing practices.

James W. Sight was appointed to our Board of Directors on May 26, 2010. Mr. Sight, an investor serving on the board of directors of various other public companies, has over 20 years of experience in corporate restructurings and financings. Within his experience Mr. Sight has been, since November 2007, a significant shareholder of Feldman Mall Properties, Inc., a real estate investment trust formerly listed on the New York Stock Exchange under the symbol FLMP, and has served in the office of the REIT’s President; acted since 1998 to the present as a consultant to LSB Industries (NYSE: LXU); and from 1995 to 2006, was a large shareholder in Westmoreland Coal (AMEX: WLB), and was active on its board of directors in directing the reorganization of the company and its emergence from Chapter 11. Mr. Sight was selected to serve on the Company’s board because of his twenty-years’ experience in business operations and management.

Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly joined Viasys Healthcare, Inc., a medical technology and device company in August 2001 and served as President and Chief Operating Officer from November 2002 until August 2004. In addition, Mr. Connelly was formerly Senior Vice President and General Manager of the Americas as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly’s broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. Since 1999, Mr. Connelly has been an adjunct professor at St. Joseph’s University, teaching international management and global strategy in the MBA program in the Haub School of Business. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries. Mr. Connelly was selected to serve on the Company’s board because of his twenty-five years’ background in the medical device industry and his experience in business development.

Katsumi Oneda was appointed to our Board of Directors on December 12, 2011. Mr. Oneda co-founded Vision-Sciences Inc., served as its president and CEO from October 1993 to February 2003, and served as chairman from October 1993 to October 2005. He served as the vice-chairman of the Board of Directors of Vision-Sciences from May 1992 to October 1993, as honorary chairman of the Board of Directors from October 1991 to October 1993, and as the chairman of the Board of Directors from September 1990 to October 1991. He has been on the Board of Directors of Vision-Sciences since 1987. Mr. Oneda graduated from Sangyo Noritsu College in 1964. He has over 20 years of experience in the medical technology industry. Mr. Oneda was selected to serve on the company’s board of directors because of his twenty-years’ experience in the medical device industry.

Trevor Harris was appointed to our Board of Directors on February 27, 2014. Mr. Harris has been a faculty member of the Columbia Business School of Columbia University for more than 20 years, is former chair of the Accounting Division and has won numerous teaching awards. Currently he is The Arthur J. Samberg Professor of Professional Practice at Columbia and co-director of the Center for Excellence in Accounting and Security Analysis. Dr. Harris is a member of the Office of Financial Research’s Financial Research Advisory Committee, the Financial Reporting Policy Committee of the American Accounting Association and the editorial board of The Journal of Applied Corporate Finance. A respected consultant on national and international finance, investment and valuation matters, for two decades Dr. Harris has worked with and advised numerous corporations, including Morgan Stanley, Salomon Brothers, TIAA/CREF, Citicorp and the New York Stock Exchange. He has held a number of leadership and management positions with U.S. and global organizations, including serving as managing director and vice chairman of client services at Morgan Stanley. He has numerous publications to his credit and has made presentations on national and international accounting, finance and valuation issues. He received a Master of Commerce and Bachelor of Commerce degrees, and his Certificate of Accountancy, from the University of Cape Town, South Africa, and a doctorate in Business Administration from the University of Washington in 1983. Dr. Harris was selected to serve on the Company’s board because of his twenty years’ experience and his background in national and international financial and accounting matters.

Nahum Melumad was appointed to our Board of Directors on December 12, 2011; on January 15, 2014, Dr. Melumad passed away. He was the James Dohr Professor of Accounting and Business Law at the Columbia Business School (CBS). He had been a member of the CBS faculty since 1993. Between 2000 and 2006, he served as the chairman of the accounting division at CBS. Professor Melumad was the recipient of the 2005 Annual CBS Dean’s Award for Excellence in MBA/EMBA teaching. Between 2003 and 2008, he co-directed the CBS/NYSE Program for directors of public companies titled “Integrity in Financial Disclosure.” Prior to joining CBS, he was a member of faculty at the Stanford Business School. Professor Melumad had served as a consultant and advisor to many organizations, including Bristol-Myers Squibb Co. (BMY-NYSE), General Electric Co. (GE-NYSE), the NYSE and Morgan Stanley (MS-NYSE). Professor Melumad was a CPA and held both an MBA and Ph.D. from the University of California, Berkeley. Dr. Melumad had been selected to serve on the Company’s board because of his twenty years’ background in accounting and his financial expertise.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2013 that, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, all current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Ben-Dror, Connelly and Pell. Dr. Ben-Dror serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2013 satisfies the independence requirements of Nasdaq. The Compensation Committee held two formal meetings during 2013.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2013 is presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Sight and Oneda. Mr. Sight serves as the Chairman of the Nominations and Corporate Governance Committee. Our Board of Directors determined in 2013 that each member of the Nominations and Corporate Governance Committee satisfies the independence requirements of Nasdaq. The Nominations and Corporate Governance Committee held one meeting during 2013 in conjunction with a meeting of the full Board of Directors.

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

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. Ben-Dror and Connelly. Mr. Connelly serves as the acting Chairman of the Audit Committee. Dr. Melumad served as the Chairman of the Audit Committee until his death on January 15, 2014. Mr. Trevor Harris was appointed to the board of directors on February 27, 2014 and will serve as the Chairman of the Audit committee effective April 1, 2014. The Audit Committee meets regularly and held eight meetings during 2013.

The Board of Directors determined in 2013 that each member of the Audit Committee satisfies the independence and other composition requirements of the Securities and Exchange Commission (the “Commission”) and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Michele Pupach, Corporate Counsel at mpupach@photomedex.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 100 Lakeside Drive, Horsham, Pennsylvania 19044. Any such communication must contain:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 17, 2014, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2013.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation program and objectives for our Named Executive Officers for our fiscal year ending December 31, 2013, or fiscal 2013. Our Named Executive Officers for fiscal 2013 were Dr. Dolev Rafaeli, our Chief Executive Officer, and Dennis M. McGrath, our President and Chief Financial Officer.

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

The key components of the compensation program for our Named Executive Officers are base salary, bonus and long-term incentives, which for fiscal 2013 was granted to the Named Executive Officers in the form of stock options under our 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

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

Base Salaries.    Base salaries for our Named Executive Officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent on our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews and an assessment of market competitiveness. No adjustments were made for fiscal 2013 to the base salaries paid to Dr. Rafaeli and Mr. McGrath ($450,000 and $325,000, respectively).

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

On January 24, 2013, the Board of Directors approved and adopted a 2013 annual bonus plan for employees, including Mr. McGrath. The 2013 bonus plan includes performance incentives for achievement of the corporate financial goals that are designed to motivate, retain and reward our employees based upon the achievement of corporate revenue and profitability objectives, as well as individual objectives in certain cases. The targeted incentive compensation and the revenue and profitability goals for each employee were established by the Compensation Committee at the outset of the year. At year-end and upon compilation of the financial results, the Compensation Committee met to review the Company’s financial results compared with plan goals and determine the level of performance incentive awards to be paid based upon the measurement of attainment of plan goals.

Mr. McGrath's target bonus under the 2013 bonus plan was 72% of his salary based on the Company's level of achievement of revenue and profitability goals as set out by the board of directors at the beginning of the year, as well as individual goals related to the efficient integration of the post merged companies and corporate development initiatives. Actual achievement of the Company's financial goals was substantially exceeded, resulting in a bonus of $195,000, or 60% of salary. In addition, the Compensation Committee determined to pay Mr. McGrath a discretionary bonus of $39,000, or 20% of the portion earned under the Company’s financial goals provision, based on exceeding his individual objectives.

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

Perquisites. We provide our Named Executive Officers with certain perquisites that we do not consider to be a significant part of their compensation. Under their employment agreements, we provide Mr. McGrath with an automobile allowance of $1,000 per month. In addition, we provide Dr. Rafaeli with, and pay all expenses for, a telephone for his residence and he is eligible to receive the equivalent of economy round trip airfare tickets for all of his family members for an annual home leave between the US and Israel..

The Company pays the premiums for supplementary life insurance policies for both Dr. Rafaeli and Mr. McGrath. Both also receive a matching contribution from the Company to their 401(k) under the Company’s 401(k) Plan which is available to all employees.

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

As a general rule, options and restricted stock awards are made after the financial results for the prior year have been audited and reported to our Board of Directors. Grants and awards are valued, and exercise prices are set, as of the date the grant or award is made. Exceptions to the general rule may arise for grants made to recognize a promotion or to address the effect of expiring options. The Compensation Committee may elect to defer a grant until after the Company has made public disclosure of its financial results, typically in a conference call on earnings. In such a case, the exercise price is set at the higher of the closing price on the approval date or the fixed grant date. In these deliberations, the Compensation Committee does not delegate any related function, unless to the Board of Directors as a whole, and the grants or awards made to the Named Executive Officers are valued under the same measurement standards as grants made to other grantees.

For fiscal 2013, our Compensation Committee granted stock options to Dr. Rafaeli and Mr. McGrath to purchase 47,500 and 35,000 shares of our common stock, respectively. The stock options have an exercise price of $20, which is a premium above the closing price on February 28, 2013 (the last trading date prior to the grant date) of $14.66. The premium exercise price is intended to incentivize our Named Executive Officers and align their interests with those of our stockholders. The stock options will vest and become exercisable in five equal installments on each of the first five anniversaries of the date of grant subject to the individuals continued employment with the Company, with accelerated vesting upon a change in control.

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

Employment Agreement with Dennis M. McGrath.    We are party to an employment agreement with Dennis M. McGrath pursuant to which he serves as our President and Chief Executive Officer. The employment agreement has an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy, and will thereafter automatically renew for one-year periods, unless either party provides notice of non-renewal at least 60 days prior to the end of the then-applicable term. Mr. McGrath’s 2013 annual base salary under his employment agreement is $325,000 and he is eligible to receive an annual bonus of up to 60% of his base salary based on the attainment of individual and corporate goals determined and set by our Board of Directors. In addition, he is entitled to participate in the long-term equity incentive programs established by the Company for its senior level executives generally commensurate with his position. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2013, 2012 and 2011 concerning compensation for our Named Executive Officers. Mr. McGrath was Chief Executive Officer and President until December 13, 2011, at which time the Board of Directors appointed Dr. Rafaeli to serve as our Chief Executive Officer.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dolev Rafaeli, Chief Executive	2013	450,000	2,246,640	0	451,345	35,673	3,183,658
Officer (4)	2012	450,000	2,206,982	0	1,106,000	40,549	3,803,531
	2011	450,000	1,560,265	26,226,304	0	47,718	28,284,287

Dennis M. McGrath, President and	2013	337,500	234,000	0	332,570	17,642	921,712
Chief Financial Officer	2012	325,000	234,000	0	711,000	18,487	1,288,487
	2011	325,000	234,000	3,855,000	772,685	22,126	5,208,811

(1)	“Non-Equity Incentive Plan Compensation” in the foregoing table is the bonus earned in 2013, 2012 and 2011, even though such bonus may have been paid in a subsequent period.

(2)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2013, 2012 and 2011, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2013 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)
“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance of $3,111 and matching 401(k) plan contributions of $2,531 for Mr. McGrath. For Dr. Rafaeli it includes matching 401(k) plan contributions of $29,124 and premiums for supplementary life and/or disability insurance of $6,549.

(4)	All of Dr. Rafaeli’s compensation in 2011 was paid by Radiancy, Inc., except for $93,460 of base salary.

(5)	The 2013 “Non-Equity Inventive Plan Compensation” for Mr. McGrath included a payment of $39,000 paid pursuant to discretion exercised by the Compensation Committee under that incentive plan.

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

If any of the events set forth in the table below had occurred by December 31, 2013, then we estimate the value of the benefits that would have been triggered and thus accrued to Dr. Rafaeli and Mr. McGrath and had the triggering event occurred on December 31, 2013 and they timely delivered a release, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dolev Rafaeli	Salary & bonus (1)(2)	$431,250	$431,250	0	0	0	N/A
	Health continuation	15,387	15,387	0	0	0	N/A
	AD&D insurance	1,690	1,690	0	0	0	N/A
	Executive life ins.	6,276	6,276	0	0	0	N/A
	Accelerated vesting (3)	0	0	0	0	0	N/A
	Tax gross-up (4)	13,277	13,277	0	0	0	N/A
	TOTAL	$467,880	$467,880	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$311,458	$311,458	0	0	0	N/A
	Health continuation	15,387	15,387	0	0	0	N/A
	AD&D insurance	1,690	1,690	0	0	0	N/A
	Executive life ins.	2,981	2,981	0	0	0	N/A
	Accelerated vesting (3)	1,294,000	1,294,000	0	0	0	N/A
	Tax gross-up (4)	7,785	7,785	0	0	0	N/A
	TOTAL	$1,633,301	$1,633,301	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.

(2)
Severance based on 2013 salary and pro-rata bonus levels. In addition to the salary and pro-rata bonus listed above, Dr. Rafaeli would be entitled to a bonus of 1% of sales for the remainder of the initial term or any renewal term.

(3)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2013 was $12.95 per share.

The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.

(4)	Tax gross-ups are with respect to supplementary executive life and/or disability insurance benefits.

Grants of Plan-Based Awards Table

The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2013 to our Named Executive Officers. The stock awards and option grants reflected below were awarded under the 2005 Equity Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Dolev Rafaeli	2/28/13	-	$2,246,640	-	47,500	20.00	14.75	451,345

Dennis McGrath	2/28/13	-	$195,000	-	35,000	20.00	14.75	332,570

(1)	Computed in accordance with FASB ASC Topic 718, formerly SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dolev Rafaeli	28,0000	112,000	0	20.00	3/18/2022	0	0	N/A	N/A
	0	47,500	0	20.00	2/28/2023	0	0	N/A	N/A

Dennis McGrath	8,750	0	0	6.24	6/15/19	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	33,333	431,662
	0	N/A	0	N/A	N/A	0	0	66,667	863,338
	10,600	0	0	20.00	12/13/21	0	0	N/A	N/A
	50,100	0	0	15.60	12/13/21	0	0	N/A	N/A
	18,000	72,000	0	20.00	3/18/22	0	0	N/A	N/A
	0	35,000	0	20.00	2/28/23	0	0	N/A	N/A

(1)	The market value of unvested shares of restricted stock is based on $12.95 per share, which was the closing price of our stock on December 31, 2013.

(2)	All options grants were under the 2005 Equity Plan.

Mr. McGrath vests in the 100,000 shares of restricted stock granted on March 30, 2011 equally on each of the first three anniversaries of the Merger Date, viz. December 13, 2012; December 13, 2013; and December 13, 2014. Mr. McGrath vests in the 200,000 shares of restricted stock granted on the Merger Date equally on each of the first three anniversaries of the Merger Date. The outstanding stock options vest ratably on each of the five anniversaries of the grant date.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Dennis M. McGrath	-	-	100,000	1,225,000

(1)	Value realized is determined by multiplying the market price of the common stock on the applicable vesting date by the number of shares that vested on that date.

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

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Effective December 12, 2011, each outside director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. Dr. Ben-Dror receives a monthly payment of $30,000 for his services as the executive director for Radiancy Ltd. and Photo Therapeutics, Ltd. The table below sets forth our non-employee directors’ compensation through December 31, 2013.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($) (1)	Total ($)

Lewis Pell	40,000	0	40,000

Yoav Ben-Dror	405,000	0	405,000

Nahum Melumad	50,000	0	50,000

Katsumi Oneda	40,000	0	40,000

James W. Sight	45,000	0	45,000

Stephen P. Connelly	40,000	0	40,000

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 13, 2014. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors. We also provided tail insurance for the directors of Radiancy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Annual Report under the heading “Overview of Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of March 14, 2014, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Lewis C. Pell (2)	1,775,319	9.4%
Yoav Ben-Dror (3)	1,380,921	7.3%
Dolev Rafaeli (4)	1,108,203	5.8%
Dennis M. McGrath (5)	294,267	1.5%
Nahum Melumad (6)	8,000	*
Katsumi Oneda (7)	1,325,164	7.01%
James W. Sight (8)	254,486	1.3%
Stephen P. Connelly (9)	19,943	*
Trevor Harris (10)	5,000	*
Shlomo Ben-Haim (11)	1,806,263	9.6%
LSV Asset Management (12)	996,969	5.3%
All directors and officers as a group (eight persons) (13)	6,171,571	32.2%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 14, 2014, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 18,903,245 shares of common stock outstanding as of March 14, 2014.

(2)
Includes 1,175,319 shares of common stock and 600,000 shares held by trusts with respect to which Mr. Pell may be deemed to have beneficial ownership. Mr. Pell's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(3)
Includes 1,380,921 shares of common stock beneficially owned, of which 1,255,843 shares are owned directly by Dr. Ben-Dror and 125,078 shares are owned by Gohan Investments Ltd. of which Dr. Ben-Dror is the 100% owner. Dr. Ben-Dror's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(4)
Includes 541,703 shares of common, 501,000 shares held by trusts with respect to which Dr. Rafaeli may be deemed to have beneficial ownership and vested options to purchase 65,500 shares of common stock. Does not include unvested options to purchase up to 122,000 shares of common stock, which may vest more than 60 days after March 14, 2014.

(5)
Includes 46,136 shares of common stock, 100,000 additional shares of common stock subject to restriction agreements with us, warrants to purchase 35,688 shares of common stock and vested options to purchase 112,450 shares of common stock. Does not include options to purchase up to 82,000 shares of common stock, which may vest more than 60 days after March 14, 2014.

(6)	Includes 8,000 shares of common. Dr. Melumad's address was 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(7)
Includes 1,005,164 shares of common stock and 320,000 shares held by trusts with respect to which Mr. Oneda may be deemed to have beneficial ownership. Mr. Oneda’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(8)	Includes 196,208 shares of common stock and warrants to purchase 58,288 shares of common stock. Mr. Sight’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(9)
Includes 15,689 shares of common stock, 250 shares held by trusts with respect to which Mr. Connelly may be deemed to have beneficial ownership, warrants to purchase 3,422 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Connelly’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(10)	Includes 5,000 shares of common stock. Mr. Harris’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(11)
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

(12)
LSV Asset Management is, or may be deemed to be, the beneficial owner of 996,969 shares of common stock. The foregoing information has been derived in part from a Schedule 13G filed on February 10, 2014. LSV Asset Management’s address is 155 N. Wacker Drive, Suite 4600, Chicago, IL  60606.

(13)
Includes 4,374,140 unrestricted shares of common stock, including 1,421,250 held by trusts, and 100,000 restricted shares of common stock warrants to purchase 97,398 shares of common stock and vested options to purchase 178,783 shares of common stock. Does not include options to purchase up to 204,000 shares of common stock, which may vest more than 60 days after March 14, 2014.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Person Transactions

We have entered into an indemnification agreement with each of our directors pursuant to which we have agreed to indemnify each director against claims brought against them in their capacities as our directors. These indemnification agreements also require us to maintain directors’ and officers’ liability insurance for our directors.

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

We engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton Israel”) as our independent auditors for 2013 and 2012, effective January 26, 2012. Prior to the appointment, Grant Thornton Israel had been the independent auditor for Radiancy Inc.

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton Israel for 2013 and 2012:

	2013	2012
Audit Fees (1)	$327,000	$346,000
Audit-Related Fees (2)	18,000	18,000
Tax Fees (3)	126,000	150,000
All Other Fees (4)	116,000	221,000
Total	$587,000	$735,000

(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table, principally related to the 401(K) and due diligence services.

(3)	Consists of all tax related services.

(4)	Consists of all other products and services provided other than the services reported under audit fees, audit related fees and tax fees.

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

Auditor Selection for Fiscal 2014 The Audit Committee has selected Grant Thornton Israel to serve as our independent auditors for the year ending December 31, 2014. The Committee’s selection will be submitted to our stockholders for ratification at our 2014 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated balance sheets of PhotoMedex, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013.

(a)(2)	Financial Statement Schedules

(a)(3)	Exhibits

The exhibits listed under subsections (b) of this Item 15 are hereby incorporated by reference.

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(b)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
4.6	Credit Agreement, dated December 27,2013, between Radiancy, Inc and JP Morgan Chase Bank, N.A. (35)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)

10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 9, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Amendment to Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)
10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)
21.1	List of subsidiaries of the Company
23.1	Consent of Fahn Kanne & Co. Grant Thornton Israel
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on Form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014..

(35)	Filed as part of this Form 10-K.

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

PHOTOMEDEX, INC.

Date: March 17, 2014	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Lewis C. Pell	Chairman of the Board of Directors	March 17, 2014
Lewis C. Pell

/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	March 17, 2014
Dr. Yoav Ben-Dror

/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2014
Dr. Dolev Rafaeli

/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	March 17, 2014
Dennis M. McGrath

/s/ Christina L. Allgeier	Chief Accounting Officer (Principal Accounting Officer)	March 17, 2014
Christina L. Allgeier

/s/ James W. Sight	Director	March 17, 2014
James W. Sight

/s/ Stephen P. Connelly	Director	March 17, 2014
Stephen P. Connelly

/s/ Katsumi Oneda	Director	March 17, 2014
Katsumi Oneda

/s/ Trevor Harris	Director	March 17, 2014
Trevor Harris

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office
Board of Directors and Shareholders	Levinstein Tower
PhotoMedex, Inc.	23 Menachem Begin Road
Tel-Aviv 66184, ISRAEL
P.O.B. 36172, 61361

T +972 3 7106666
F +972 3 7106660
www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion.

/s/ Fahn Kanne & Co. Grant Thornton Israel

Tel-Aviv, Israel
March 17, 2014

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$45,388	$44,348
Short term bank deposit	14,113	18,000
Accounts receivable, net of allowance for doubtful accounts of $10,734 and $6,917, respectively	27,218	19,064
Inventories, net	27,547	22,467
Deferred tax asset	13,041	19,441
Prepaid expenses and other current assets	12,597	12,853
Total current assets	139,904	136,173

Property and equipment, net	10,489	6,759
Patents and licensed technologies, net	10,832	12,673
Other intangible assets, net	9,701	10,854
Goodwill, net	24,930	24,500
Deferred tax asset	24,039	20,186
Funds in respect of employee rights upon retirement and other assets	1,034	745
Total assets	$220,929	$211,890

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$838	$609
Short term debt	10,000	10
Accounts payable	14,785	10,025
Accrued compensation and related expenses	3,230	2,494
Other accrued liabilities	22,032	22,099
Deferred revenues	5,961	5,259
Total current liabilities	56,846	40,496

Long-term liabilities:
Notes payable, net of current maturities	82	-
Deferred revenues	2,758	3,313
Other liabilities	61	166
Liability for employee rights upon retirement	821	588
Total liabilities	60,568	44,563

Commitment and contingencies (Note 10)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2013 and 2012	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 18,903,245 and 21,043,947 shares issued and outstanding, respectively	189	210
Additional paid-in capital	104,954	130,954
Retained earnings	53,679	35,302
Accumulated other comprehensive income	1,539	861
Total stockholders' equity	160,361	167,327
Total liabilities and stockholders’ equity	$220,929	$211,890

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2013	2012	2011

Revenues	$224,664	$220,651		$132,082

Cost of revenues	45,035	46,642		26,296

Gross profit	179,629	174,009		105,786

Operating expenses:
Engineering and product development	3,306	2,914		1,057
Selling and marketing	127,528	116,487		62,185
General and administrative	26,750	27,330		45,192
	157,584	146,731		108,434

Operating profit (loss)	22,045	27,278		(2,648)

Other income (loss):
Interest and other financing income (expense), net	702	(351)		(68)

Income (loss) before income tax (expense) benefit	22,747	26,927		(2,716)

Income tax (expense) benefit	(4,370)	(4,438)		2,022

Net income (loss)	$18,377	$22,489		$(694)

Net income (loss) per share (Note 1):
Basic	$0.90	$1.10	$	(0.06)
Diluted	$0.89	$1.08	$	(0.06)

Shares used in computing net income (loss) per share:
Basic	20,454,970	20,355,520		11,602,049
Diluted	20,657,240	20,764,354		11,602,049

Other comprehensive income:
Foreign currency translation adjustments	$678	$859		$2

Comprehensive income	$19,055	$23,348		$(692)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Treasury	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	stock	Earnings	Income	Total
BALANCE, DECEMBER 31, 2010	10,256,364	$103	$15,290	$-	$13,507	$-	$28,900
Stock-based compensation related to stock options and restricted stock	-	-	7,774	-		-	7,774
Stock-based compensation - grant of Common stock	2,045,571	20	13,843	-	-	-	13,863
Exercise of stock options	2,783,303	28	382	-	-	-	410
Reverse merger acquisition	3,736,490	37	60,683	-	-	-	60,720
Repurchase of Company stock (16,056 shares)	-	-	-	(250)	-	-	(250)
Other comprehensive income	-	-	-	-	-	2	2
Net loss	-	-	-	-	(694)	-	(694)
BALANCE, DECEMBER 31, 2011	18,821,728	188	97,972	(250)	12,813	2	110,725
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation - grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	5,709	-	-	-	5,709
Stock options issued to consultants for services	-	-	83	-	-	-	83
Issuance of common stock, net	3,023,432	30	37,484	-	-	-	37,514
Repurchase and retirement of common stock	(842,961)	(9)	(10,747)	-	-	-	(10,756)
Exercise of stock options	10,048	-	67	-	-	-	67
Warrants exercised	17,756	1	133	-	-	-	134
Retirement of treasury stock (16,056 shares)	(16,056)	-	(250)	250	-	-	-
Other comprehensive income	-	-	-	-	-	859	859
Net income	-	-	-	-	22,489	-	22,489
BALANCE, DECEMBER 31, 2012	21,043,947	210	130,954	-	35,302	861	167,327
Stock-based compensation related to stock options and restricted stock	-	-	4,892	-	-	-	4,892
Stock options issued to consultants for services	-	-	93	-	-	-	93
Repurchase and retirement of common stock	(2,144,452)	(21)	(31,008)	-	-	-	(31,029)
Exercise of stock options	3,750	-	23	-	-	-	23
Other comprehensive income	-	-	-	-	-	678	678
Net income	-	-	-	-	18,377	-	18,377
BALANCE, DECEMBER 31, 2013	18,903,245	$189	$104,954	$-	$53,679	$1,539	$160,361

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$18,377	$22,489	$(694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,119	5,611	590
Provision for doubtful accounts	5,958	4,629	2,595
Deferred income taxes	2,589	(2,330)	(5,751)
Stock-based compensation	4,985	6,197	21,637
Changes in operating assets and liabilities:
Accounts receivable	(13,944)	(11,254)	(6,135)
Inventories	(4,967)	(3,195)	(993)
Prepaid expenses and other assets	843	(8,583)	(641)
Accounts payable	4,658	1,787	(3,413)
Accrued compensation and related expenses	733	(1,316)	976
Other accrued liabilities (see Note 8)	(444)	5,719	3,036
Other liabilities	233	68	76
Deferred revenues	130	5,243	2,176
Net cash provided by operating activities	25,270	25,065	13,459

Cash Flows From Investing Activities:
Purchases of property and equipment	(943)	(573)	(358)
Lasers placed into service	(5,476)	(3,221)	15
Proceeds from (investments in) short-term deposit	3,887	(18,000)	14,500
Increase in funds – employees retirement rights	(233)	(69)	(81)
Acquisition of business, net of cash acquired	84	-	(18,729)
Net cash used in investing activities	(2,681)	(21,863)	(4,653)

Cash Flows From Financing Activities:
Repurchase of common stock	(31,029)	(10,756)	(250)
Proceeds from issuance of common stock, net	-	37,514	-
Issuance of warrants	-	98	-
Proceeds from option exercises	23	67	410
Proceeds from warrant exercises	-	134	-
Proceeds from issuance of debt	10,000	-	-
Payments on notes payable	(623)	(465)	-
Repayment of long-term debt	(43)	(2,000)	-
Net cash (used in) provided by financing activities	(21,672)	24,592	160
Effect of exchange rate changes on cash	123	5	2
Net increase in cash and cash equivalents	1,040	27,799	8,968
Cash and cash equivalents, beginning of year	44,348	16,549	7,581

Cash and cash equivalents, end of year	$45,388	$44,348	$16,549

Supplemental information:
Cash paid for income taxes	$7,233	$12,976	$6,373
Cash paid for interest	$13	$79	$-

Fair value of assets, excluding cash, acquired in exchange for securities in a business combination	$-	$-	$69,592

Fair value of liabilities assumed in exchange for securities in a business combination	$-	$-	$11,035

Goodwill resulting from a business combination	$-	$-	$24,005

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

On July 1, 2013, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., completed the acquisition of 100% of the shares of LK Technology Importaçăo E Exportaçăo LTDA (“LK”), a privately-held distributor in Brazil based in Sao Paulo, and has begun to market and sell its no!no!® products in Brazil in the third quarter through its acquisition of LK. (See Note 2).

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements include the results from the entities defined as Pre-merged PhotoMedex from December 14, 2011 (the day following the closing date of the reverse acquisition) forward. There are, therefore, no corresponding activities up to and including December 13, 2011.

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2013, the more significant estimates include (1) revenue recognition, including provision for sales return and valuation allowances of accounts receivable; (2) valuation allowance of deferred tax assets and uncertainty in tax positions; and (3) stock based compensation.

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

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated from its respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable and long-term debt which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. The fair value of the amounts funded in insurance policies in respect of employee liability for employee rights upon retirement is usually identical or close to their carrying value. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Derivative financial instruments are measured at fair value, on a recurring basis. The fair value of derivatives generally reflects the estimated amounts that the Group would receive or pay to terminate the contracts at the reporting dates, based on the prevailing currency prices and the relevant interest rates. Such measurement is classified within Level 2. The fair value of contingent consideration in connection with the acquisition of LK (see Note 2) is based on management estimate of the entity prices of remaining inventories of LK at acquisition date (level 3 measurement).

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

Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2013 and 2012.

Short-term Deposits
Short-term deposits are deposits with original maturities of more than three months but less than one year. Short-term deposits are presented at their costs including accrued interest.

Accounts Receivable
The majority of the Company’s accounts receivable are due from consumers, distributors (domestic and international), physicians and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not recognize interest accruing on accounts receivable past due.

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

Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of comprehensive income. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2013, no such write-down was required (see Impairment of Long-Lived Assets below).

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2013, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2013 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).

Accounting for the Impairment of Goodwill
The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. As of December 31, 2013, no impairment of goodwill has been recorded.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the expected cost of estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2013 and 2012 is summarized as follows:

	December 31,
	2013	2012
Accrual at beginning of year	$1,440	$1,661
Additions charged to warranty expense	1,206	1,497
Expiring warranties	(410)	(442)
Claims satisfied	(1,085)	(1,276)
Total	1,151	1,440
Less: current portion	(1,094)	(1,274)
Long term accrued warranty	$57	$166

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

The liability is partly funded by insurance policies, as the Company makes monthly deposits for such policies. The amounts funded are included under Funds in respect of employee rights upon retirement and other assets. The deposited funds include profits accumulated up to the balance sheet date. The deposited funds may be withdrawn upon the fulfillment of the obligation pursuant to Israeli severance pay laws or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies, and includes immaterial profits.

Severance pay expenses amounted to approximately $201, $179 and $185 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

When the Company places a laser in a physician’s office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are performed, this obligation has been satisfied.

The Company defers substantially all revenue from sales of treatment codes ordered by and performed to its customers within the last two weeks of the period in determining the amount of treatments performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

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

Advertising expenses amounted to approximately $71,992, $60,651 and $32,303 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

At December 31, 2013, the balance of such derivative instruments amounted to approximately $255 in assets and approximately $699 were recognized as financing income in the Statement of Comprehensive Income during the year ended that date. At December 31, 2012, the balance of such derivative instruments amounted to approximately $402 in assets and approximately $289 were recognized as financing income in the Statement of Comprehensive Income during the year ended that date.

The nominal amounts of foreign currency derivatives as of December 31, 2013 consist of forward transactions for the exchange of $6,725 into NIS and $8,400 as of December 31, 2012.

Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences reverse. Any resulting net deferred tax assets are evaluated for recoverability and, accordingly, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

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

In the year ended December 31, 2013, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2013 that has been duly provided for.

Concentration of credit risks
Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative (assets), accounts receivable and short-term bank deposits. The carrying amounts of these instruments approximate fair value due to their short-term nature. The Company deposits cash and cash equivalents and short term deposits in major financial institutions in the US, UK, Brazil and in Israel. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performs an ongoing credit evaluation and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers (see also Accounts receivable above).

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

Contingencies
The Company and its subsidiaries are involved in certain legal proceedings that arise from time to time in the ordinary course of its business. Except for income tax contingencies, the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related amounts of loss can be reasonably estimated. Legal expenses associated with the contingency are expensed as incurred.

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

Due to the reverse merger on December 13, 2011, the earnings per share for the period before the acquisition date presented in these financial statements were computed based on Radiancy’s historical weighted-average number of shares outstanding, multiplied by the exchange ratio that was established in the reverse merger. Therefore, unless otherwise noted, all share and per-share amounts for prior period to the acquisition date presented have been retroactively adjusted to give effect to the exchange ratio.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the years ended December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,454,970	20,355,520	11,602,049
Dilutive effect of stock options and warrants	202,270	408,834	-
Diluted number of common and common stock equivalent shares outstanding	20,657,240	20,764,354	11,602,049

Diluted earnings (loss) per share for each of the years ended December 31, 2013, 2012 and 2011 exclude the impact of common stock options, warrants and unvested restricted stock totaling 2,172,745, 1,920,442 and 1,791,788 shares, respectively, as the effect of their inclusion would be anti-dilutive.

Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2013, no such impairment exists. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Treasury Stock and Repurchase of Common Stock
Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock.

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

The amendments in ASU 2013-11 state that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows: To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be presented net of deferred tax assets.

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

Management believes that the adoption of the amendments is not expected to have material impact on the Company's consolidated results of operations and financial condition.

In March 2013, the FASB issued Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in this Update will be effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. The amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity’s fiscal year of adoption. Management believes that the adoption of the standard is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

Note 2
Acquisition:

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

The total consideration was $181, consisting of $100 consideration and $81 (a contingent consideration component) liability for an estimated amount to be due for the profit to be earned on the remaining inventory at acquisition date. Such contingent amount is expected to be paid during the year 2014. Of the $100 consideration, $41 was a cash down payment and the balance of $59 is to be paid in 2014.

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

The consolidated results of operations do not include any revenues or expenses related to the LK business on or prior to July 1, 2013, the consummation date of the acquisition. The amounts of revenue and earnings of LK since the acquisition date through December 31, 2013 included in the consolidated statement of comprehensive income were immaterial. Assuming the acquisition of LK had occurred on January 1, 2012, the impact on the Company’s results for the years ended December 31, 2013 and 2012 would have been immaterial. However this determination does not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2012, nor to be indicative of future results of operations.

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

The consolidated results of operations did not include any revenues or expenses related to the pre-merged PhotoMedex business on or prior to December 13, 2011, the consummation date of the reverse acquisition. The Company’s unaudited pro-forma results for the years ended December 31, 2011 summarize the combined results of the Radiancy and PhotoMedex in the following table, assuming the reverse acquisition had occurred on January 1, 2011 and after giving effect to the reverse acquisition adjustments, including amortization of the tangible and intangible assets that were acquired in the transaction:

Year Ended December 31, 2011
(unaudited)

Net revenues	$162,341
Net income (loss)	(13,077)
Net income (loss) per share:
Basic	$(0.91)
Diluted	$(0.91)
Shares used in calculating net income (loss) per share:
Basic	14,445,184
Diluted	14,445,184

These unaudited pro-forma information have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the reverse acquisition occurred on January 1, 2011, nor to be indicative of future results of operations.

Note 3
Inventories:

	December 31,
	2013	2012
Raw materials and work-in-process	$12,631	$9,012
Finished goods	14,916	13,455
Total inventories	$27,547	$22,467

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

	December 31,
	2013	2012
Lasers-in-service	$12,599	$7,301
Equipment, computer hardware and software	4,730	4,015
Furniture and fixtures	705	617
Leasehold improvements	534	396
	18,568	12,329
Accumulated depreciation and amortization	(8,079)	(5,570)
Total property and equipment, net	$10,489	$6,759

Related depreciation and amortization expense was $2,875 in 2013, $2,367 in 2012 and $356 in 2011.

Note 5
Patents and Licensed Technologies, net:

	December 31,
	2013	2012

Gross Amount beginning of period	$15,411	$15,124
Additions	171	181
Translation differences	66	106
Gross Amount end of period	15,648	15,411

Accumulated amortization	(4,816)	(2,738)

Net Book Value	$10,832	$12,673

Related amortization expense was $2,043, $2,049 and $184 for the years ended December 31, 2013, 2012 and 2011, respectively. An amount of $13,500, included in Patents represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition of the Pre-merged PhotoMedex.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

2014	$2,052
2015	2,045
2016	2,040
2017	905
2018	905
Thereafter	2,885
Total	$10,832

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc, a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post merger and now having access to capital markets and stockholder liquidity.

Balance at January 1, 2012	$24,500
Additions to goodwill	121
Translation differences	309
Balance at December 31, 2013	$24,930

The Company has no accumulated impairment losses as of December 31, 2013.

The goodwill was allocated among the reportable segments as of December 31, 2013 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:

December 31, 2013

Consumer segment	$20,850
Physician Recurring segment	4,080
Total goodwill	$24,930

Set forth below is a detailed listing of other definite-lived intangible assets:

	December 31, 2013			December 31, 2012
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,744	$6,372	$12,116	$5,700	$6,300	$12,000
Translation differences	28	45	73	44	72	116
Gross Amount end of period	5,772	6,417	12,189	5,744	6,372	12,116

Accumulated amortization	(1,178)	(1,310)	(2,488)	(598)	(664)	(1,262)

Net Book Value	$4,594	$5,107	$9,701	$5,146	$5,708	$10,854

Related amortization expense was $1,200, $1,212 and $50 for the years ended December 31, 2013, 2012 and 2011. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

2014	$1,200
2015	1,200
2016	1,200
2017	1,200
2018	1,200
Thereafter	3,701
Total	$9,701

Note 7
Accrued Compensation and related expenses:

	December 31,
	2013	2012
Accrued payroll and related taxes	$707	$1,010
Accrued vacation	290	262
Accrued commissions and bonuses	2,233	1,222
Total accrued compensation and related expense	$3,230	$2,494

Note 8
Other Accrued Liabilities:

	December 31,
	2013	2012
Accrued warranty, current, see Note 1	$1,094	$1,274
Accrued taxes, including liability for unrecognized tax benefit, see Note 12	1,023	4,304
Accrued sales return (1)	16,046	11,901
Other accrued liabilities	3,869	4,620
Total other accrued liabilities	$22,032	$22,099

(1)	The activity in the sales returns liability account was as follows:

	December 31,
	2013	2012

Balance at beginning of year	$11,901	$6,143
Additions that reduce net sales	47,916	43,284
Actual returns	(43,771)	(37,526)
Balance at end of year	$16,046	$11,901

Note 9
Short-term Debt:

Term-Note Credit Facility
In December 2013, the Company, through its subsidiary, Radiancy, Inc., entered into a term-note facility with JP Morgan Chase (“Chase”). The facility has maximum principal amount of $15 million and is for a term of one year. As of December 31, 2013, the Company had total borrowings of $10,000 under this facility. The stated interest rate for any draw under the credit facility was set as the greater of (i) prime rate, (ii) federal funds effective rate plus .5% or (iii) LIBOR plus 2.5%. Each draw has a repayment period of one year with principal due at maturity, although any draw may be paid early with penalty. On February 3, 2014, the Company repaid the entire balance of $10,000.

Note 10
Commitments and Contingencies:

Leases
The Company has entered into various non-cancelable operating lease agreements for real property and one minor operating lease for personal property. These arrangements expire at various dates through 2016. Rent expense was $1,002, $908 and $458 for the years ended December 31, 2013, 2012 and 2011, respectively. The future annual minimum payments under these leases are as follows:

Year Ending December 31,
2014	$535
2015	336
2016	56
Thereafter	-
Total	$927

Litigation
During the year ended December 31, 2013, Radiancy, Inc., a wholly-owned subsidiary of PhotoMedex, commenced legal action against Viatek Consumer Products Group, Inc., over Viatek’s Pearl and Samba hair removal products which Radiancy believes infringe the intellectual property covering its no!no! hair removal devices. The first suit, which was filed in the United States Federal Court, Southern District of New York, includes claims against Viatek for patent infringement, trademark and trade dress infringement, and false and misleading advertising. A second suit against Viatek was filed in Canada, where the Pearl is offered on that country’s The Shopping Channel, alleging trademark and trade dress infringement, and false and misleading advertising. Viatek’s response contains a variety of counterclaims and affirmative defenses against both Radiancy and its parent company PhotoMedex, including, among other counts, claims regarding the invalidity of Radiancy’s patents and antitrust allegations regarding Radiancy’s conduct.

As of March 17, 2014, the case has proceeded into the discovery phase of the litigation. Radiancy, and PhotoMedex, have moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. Radiancy has also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests. No decision has yet been rendered on these motions. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company’s business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Four putative class-action lawsuits have been filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. Two of those suits have been filed in the Court of Chancery of the State of Delaware and two have been filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., its chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints allege that the proposed acquisition undervalues LCA and deprives LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” provisions of the Merger Agreement are intended to prevent LCA from soliciting or receiving competing offers, that LCA’s Board has breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade have aided and abetted the LCA defendants’ alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. As of March 17, 2014, defendants have not responded to the complaints in any of the actions. Defendants intend to vigorously defend themselves in the lawsuits. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company and certain of the Company’s subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which arise from time to time in the ordinary course of its business. Management believes, based on discussions with legal counsel, that these other litigation matters and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation. Although the Company believes that it has substantial defenses in these matters, the Company may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period. As of December 31, 2013, management believes that there are not any contingencies that might cause a significant loss or that the occurrence is considered to be probable.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment by the company without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $1,427 as of December 31, 2013, based on 2013 salary levels. Should all covered executives and certain key employees be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2013 was approximately $1,174, based on 2013 salary levels.

Note 11
Stockholders’ Equity:

Preferred Stock
The Company has authorized preferred stock consisting of 5,000,000 shares with a $.01 par value, which shall be designated as blank check preferred. The Board of Directors may authorize the issuance from time to time of one or more classes of preferred stock with one or more series within any class thereof, with such voting powers, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or special rights and qualifications, limitations or restrictions thereon as shall be set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such preferred shares. At December 31, 2013 and 2012, no shares of preferred stock were outstanding.

Common Stock
On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. To date, the Company has repurchased 2,987,413 shares at an average price of $13.98 per share for a total of $41,757.

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

Common Stock Options

Pre-Reverse Merger
In 1999, Radiancy established a stock option plan (the "Plan") whereby 6,033,748 shares of the Company's common stock were reserved for issuance to eligible employees, directors and consultants. Stock options granted under the Plan generally vested ratably over a three-year period and expired 10 years from the date of the grant.

As of the closing of the reverse acquisition, the Plan was discontinued and all outstanding option grants, not exercised, under the Plan were cancelled.

Post-Reverse Merger
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 17,077 shares were reserved for outstanding stock options. The directors, who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company’s common stock in January 2012.

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,115,601 shares were reserved for outstanding options.

A summary of option transactions for all of the Company’s stock options during the years ended December 31, 2013, 2012 and 2011:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2010	1,950,936	$0.69
Granted	1,476,279	0.04
Exercised	(2,782,435)	0.15
Assumed in reverse merger	180,718	19.54
Expired/cancelled	(644,780)	1.32
Outstanding at December 31, 2011	180,718	19.54
Granted	739,000	15.87
Exercised	(10,048)	6.67
Expired/cancelled	(11,129)	20.25
Outstanding at December 31, 2012	898,541	16.65
Granted	259,625	16.59
Exercised	(3,750)	6.24
Expired/cancelled	(21,738)	31.36
Outstanding at December 31, 2013	1,132,678	$16.51
Exercisable at December 31, 2013	320,053	$17.35

The outstanding and exercisable options at December 31, 2013, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $15.00	691,831	8.33	$13.92	145,706	$12.45
$15.01 - $30.00	427,900	8.32	$19.02	161,400	$17.41
$30.01 - $45.00	2,169	4.02	$39.41	2,169	$39.41
$45.01 - $60.00	3,563	2.97	$47.07	3,563	$47.07
$60.01 - up	7,215	1.03	$93.69	7,215	$93.69
Total	1,132,678	8.25	$16.51	320,053	$17.35

The outstanding options will expire, as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2014	2,499	$102.48	$102.48
2015	2,499	$102.90	$102.90
2016	2,634	$69.48	$48.72 - $93.66
2017	3,146	$46.85	$46.62 - $47.88
2018 and later	1,121,900	$15.91	$5.70 - $20.00
	1,132,678	$16.51	$5.70 - $102.90

As the share price as of December 31, 2013 was $12.95, the aggregate intrinsic value for options outstanding and exercisable was immaterial.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.3%	1.2%	N/A
Volatility	85.25%	85.53%	N/A
Expected dividend yield	0%	0%	N/A
Expected life	5.5 years	5.5 years	N/A
Estimated forfeiture rate	0%	0%	N/A

Prior to the reverse acquisition, Radiancy calculated the expected volatility based on the historic volatility of comparable public companies which operate in the same industry sector. Currently, the Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the years ended December 31, 2013 and 2012, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

On December 13, 2011, as part of the reverse merger, the Company issued 380,000 shares of restricted common stock to two executives of pre-merged PhotoMedex. These restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a three-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award, accordingly the fair value of this grant was $5,928.

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

Out of the total options exercised into shares of common stock during 2011, the Company shall have the right to repurchase 66,912 shares of common stock (the remaining balance as of December 31, 2013) at a price equal to the par value of such shares ($0.005 per share) in the event of either the resignation or the termination for cause according to the employment agreement of the employees with the Company or its subsidiary. The repurchase right will be subject to the same vesting periods as the option grants themselves. The Company accounted for the replacement of the options, with similar vesting terms, as a modification of an award and determined that the fair value of the replaced award equals the new award and therefore no incremental costs should be recorded. As a result, the stock based compensation of $50 will continue to be expensed over the original vesting period.

Total compensation expense was as $4,985, $6,197 and $34,001 for the years ended December 31, 2013, 2012 and 2011.

At December 31, 2013, there was $8,569 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2.75 years.

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

A summary of warrant transactions for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2011	-	$-
Issued	-	-
Assumed in reverse merger	1,067,240	19.98
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2011	1,067,240	19.98
Issued	25,000	20.00
Exercised	(17,756)	7.50
Expired/cancelled	(11,216)	47.04
Outstanding at December 31, 2012	1,063,268	19.91
Issued	-	-
Exercised	-	-
Expired/cancelled	(4,589)	18.48
Outstanding at December 31, 2013	1,058,679	$19.91

At December 31, 2013, all outstanding warrants were exercisable. As the share price as of December 31, 2013 was $12.95, the aggregate intrinsic value for warrants outstanding and exercisable was immaterial.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2014	1,026,429	$20.00
2015	32,250	17.19
	1,058,679	$19.91

As all of the warrants were fully vested at the date of the consummation of the reverse merger, the fair value of the warrants at that date was included as part of the calculation of the consideration transferred, as the consideration was determined based on the equity interests Radiancy would have had to issue to the stockholders of Pre-merged PhotoMedex to provide them the same equity interests in the combined company.

Note 12
Income Taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company's income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

For the years ended December 31, 2013, 2012, and 2011, the following table summarizes the components of income before income taxes and the provision for income taxes:

	Year Ended December 31,
	2013		2012	2011
Income (loss) before income tax:
U.S.		$7,698	$3,152	$	(16,309)
Israel		14,279	20,414		13,980
Other Foreign		768	3,365		-
Income before income taxes		$22,745	$26,931	$	(2,329)

Income tax expense (benefit):
United States - Federal tax:
Current	$	(1,253)	$2,752		$246
Deferred		1,795	(1,572)		(5,495)

United States - State tax:
Current		180	315		-
Deferred:		850	(2,074)		(243)

Israel:
Current		2,781	4,034		3,487
Deferred		(237)	(50)		(17)

Other foreign:
Current		54	1371		-
Deferred:		200	(338)		-

Income tax expense (benefit)		$4,370	$4,438		$(2,022)

For the years ended December 31, 2013, 2012 and 2011, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2013	2012	2011
Federal Tax rate	35%	35%		35%

Federal tax expense (benefit) at 35%	$7,961	$9,426	$	(815)
State and local income tax	958	286		(320)
Foreign rate differential	(2,656)	(4,213)		(3,654)
Increase in taxes from permanent differences in stock-based compensation	433	637		2,674
US taxation of foreign earnings – Subpart F	367	403		-
Increase (decrease) in uncertain tax positions	269	(2,325)		-
Return to provision and other adjustments	(1,964)	-		-
Impact of tax rate change on deferred taxes	(942)	-		-
Foreign tax credits	(341)	-		-
Change in valuation allowance	116	-		-
Other	169	224		93

Income tax expense (benefit)	$4,370	$4,438	$	(2,022)

As of December 31, 2013, the Company had approximately $48 million of Federal net operating loss carryforwards in the United States. Approximately $18.4 million of the loss carryforward has been recognized in the deferred tax account without a valuation allowance. Such recognized carryforward has sufficient expected income and sufficient Section 382 limitation to be used in future years. The balance of the loss carryforward has been placed under a valuation allowance.

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $11 million of net operating loss carryforwards. Additionally, an NOL of $0.3 million was recorded by the Company’s Brazilian subsidiary.

As of December 31, 2013, the Company’s gross deferred tax asset pertaining to State net operating loss carryforwards approximated $1.971 million and expire generally through 2017 to 2033, depending on the particular State’s rules. A large portion of the State loss carryforwards have been placed under a valuation allowance, approximating $1.548 million.

In addition, the Company has approximately $0.1 million of AMT credits. The Company is currently expected to utilize foreign tax credits on a current basis. None of the Federal research tax credit carryforwards from Pre-merged PhotoMedex are deemed utilizable due to the constraints of Section 382.

The balance of the deferred tax asset at December 31, 2013 has a valuation allowance of $11,910, which offsets the gross valuation of Federal and State NOL carryforwards.

The following table summarizes the components of deferred income tax assets and liabilities:

	December 31,
	2013	2012

Loss carryforwards	$21,092	$20,122
AMT credits	112	1,495
Foreign tax credits	-	446
Accrued employment expenses	1,256	718
Amortization and write-offs	8,883	10,557
Capitalized R&D costs	2,933	3,670
Deferred revenues	84	301
Depreciation	4,360	5,537
Doubtful accounts	3,499	2,121
Inventory reserves	822	-
Other accruals and reserves	228	617
Return allowances	5,660	4,118
Translation adjustments	61	-
Gross deferred tax asset	48,990	49,702

Less: valuation allowance	(11,910)	(10,075)

Net deferred tax asset	$37,080	$39,627

Among current assets	$13,041	$19,441
Among other non-current assets	24,039	20,186

PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2010 through 2013 and is also generally subject to various State income tax examinations for calendar years 2005 through 2013. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2010 through 2013.

The Israeli subsidiary is entitled to reduced tax rates regarding income that is subject to tax pursuant to the "approved enterprise" until end of year 2012 and "preferred enterprise" from year 2013. Other income is subject to the regular corporate income tax rate.

Change in Israel rates. Effective for tax periods beginning 1 January 2014, the standard corporate income tax rate was increased from 25% to 26.5% and preferred income tax rate (for preferred enterprise located in an area which is not development zone A) was increased to 16%.

Income derived from the approved enterprise was tax-exempt for the first two years. In the succeeding five to eight years (depending on the classification of the Company as a foreign-invested company) the income was taxed at a reduced rate. In the event of cash dividends from income which was tax-exempt as above, the Israeli subsidiary would have to pay 15% tax in respect of the amount distributed. The Israeli subsidiary intends to reinvest the amount of such tax-exempt income and not to distribute it as dividends.

The entitlement to the above benefits is contingent upon fulfillment of the conditions stipulated by the law, the regulations published thereunder (and the letters of approval for the specific investments in the approved enterprise) in the preferred enterprise. Management of the Israeli subsidiary believes that as of December 31, 2013 the subsidiary was in compliance with the above-mentioned conditions.

Change in U.K. rates.  In addition, effective for tax periods beginning on April 1, 2013, the United Kingdom tax rate was reduced from 24% to 23%. Further enacted decreases in the tax rate to 21% and 20% will take effect on April 1, 2014 and 2015 respectively. These changes in rate will affect the tax provision with regard to the tax attributes of Photo Therapeutics Limited, the United Kingdom subsidiary.

Unrecognized Tax Benefits. The Company is subject to income taxation in the U.S., Israel, the U.K., and Brazil. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation could take years to complete. It is difficult predict the timing of resolution for tax positions since such timing is not entirely within the control of the Company. It is reasonably possible that the total amount of unrecognized tax benefits could both increase and decrease in the next 12 months, with no material impact on earnings.

The Company and its subsidiaries file income tax returns in the United States, Israel and the United Kingdom.

In 2012, Management conducted an analysis of the facts and law surrounding the then existing income tax uncertainties, and found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks,

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2011	$2,700
Additions / Settlements during 2011	-
Balance December 31, 2011	2,700
Additions/ Settlements due 2012	(2,325)
Balance at December 31, 2012	375
Additions / Settlements due 2013	269
Balance at December 31, 2013	$644

Note 13
Significant Customer Concentration:

No customer was more than 10% of total company revenues for the years ended December 31, 2013 and 2012. There was one customer, Ya-Man, that was 20% of total company revenues for the year ended December 31, 2011.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

	Year ended December 31, 2013
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL		TOTAL
Revenues	$188,259	$28,548		$7,857	$224,664
Costs of revenues	26,794	13,022		5,219	45,035
Gross profit	161,465	15,526		2,638	179,629
Gross profit %	85.8%	54.4%		33.6%	80.0%

Allocated operating expenses:
Engineering and product development	1,100	1,371		835	3,306
Selling and marketing expenses	112,898	12,681		1,949	127,528

Unallocated operating expenses	-	-		-	26,750
	113,998	14,052		2,784	157,584
Income (loss) from operations	47,467	1,474		(146)	22,045

Interest and other financing income (expense), net	-	-		-	702

Net income (loss) before taxes	$47,467	$1,474	$	(146)	$22,747

	Year ended December 31, 2012
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$188,425		$21,284	$10,942	$220,651
Costs of revenues	28,965		11,512	6,165	46,642
Gross profit	159,460		9,772	4,777	174,009
Gross profit %	84.6%		45.9%	43.7%	78.9%

Allocated operating expenses:
Engineering and product development	876		1,201	837	2,914
Selling and marketing expenses	102,736		10,203	3,548	116,487

Unallocated operating expenses	-		-	-	27,330
	103,612		11,404	4,385	146,731
Income (loss) from operations	55,848		(1,632)	392	27,278

Interest and other financing income (expense), net	-		-	-	(351)

Net income (loss) before taxes	$55,848	$	(1,632)	$392	$26,927

	Year ended December 31, 2011
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$125,581	$829	$5,672	$132,082
Costs of revenues	23,309	456	2,531	26,296
Gross profit	102,272	373	3,141	105,786
Gross profit %	81.4%	45.0%	55.4%	80.1%

Allocated operating expenses:
Engineering and product development	837	27	193	1,057
Selling and marketing expenses	59,424	319	2,442	62,185

Unallocated operating expenses	-	-	-	45,192
	60,261	346	2,635	108,434
Income (loss) from operations	42,011	27	506	(2,648)

Interest and other financing income (expense), net	-	-	-	(68)

Net income (loss) before taxes	$42,011	$27	$506	$(2,716)

For the years ended December 31, 2013, 2012 and 2011, net revenues by geographic area were as follows:

	Year Ended December 31,
	2013	2012	2011
North America 1	$174,850	$163,973	$91,821
Asia Pacific 2	19,081	28,031	28,213
Europe (including Israel)	27,849	25,521	9,994
South America	2,884	3,126	2,054
	$224,664	$220,651	$132,082

1 United States	$112,635	$135,950	$75,341
1 Canada	$62,215	$28,023	$16,480
2 Japan	$11,556	$21,134	$25,924

For the years ended December 31, 2013, 2012 and 2011, long-lived assets by geographic area were as follows:

	Year Ended December 31,
	2013	2012	2011
North America	$9,119	$5,772	$4,496
Asia Pacific	-	-	-
Europe (including Israel)	1,370	987	828
South America	-	-	-
	$10,489	$6,759	$5,324

Note 15
Quarterly Financial Data (Unaudited):

	For the Quarter Ended
2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$57,216	$58,065	$45,893	$63,490
Gross profit	45,350	46,675	36,827	50,777
Net income	7,212	7,094	886	3,185
Net income per share:
Basic	$0.35	$0.34	$0.04	$0.16
Diluted	$0.34	$0.34	$0.04	$0.16
Shares used in computing net income per share:
Basic	20,678,023	20,573,048	19,982,967	19,400,341
Diluted	21,147,583	21,033,349	20,441,262	19,602,611

2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$50,273	$58,906	$56,681	$54,791
Gross profit	39,039	46,551	45,400	43,019
Net income	4,857	4,213	7,525	5,894
Net income per share:
Basic	$0.26	$0.20	$0.35	$0.28
Diluted	$0.26	$0.20	$0.35	$0.27
Shares used in computing net income per share:
Basic	18,339,977	20,547,244	21,205,675	20,947,985
Diluted	18,876,163	21,034,814	21,752,845	21,356,819

2011	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$34,741	$33,847	$34,745	$28,749
Gross profit	28,519	28,157	26,603	22,507
Net income (loss)	8,085	(10,045)	4,249	(2,983)
Net income (loss) per share:
Basic	$0.79	$(0.98)	$0.34	$(0.22)
Diluted	$0.68	$(0.98)	$0.32	$(0.22)
Shares used in computing net income (loss) per share:
Basic	10,256,364	10,256,364	12,341,723	13,509,866
Diluted	11,819,587	10,256,364	13,182,818	13,509,866

Note 16
Valuation and Qualifying Accounts:

		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts (1)	Deductions (2)		Balance at End of Period
For The Year Ended December 31, 2013:
Reserve for Doubtful Accounts	$6,917	$5,958	$-		$(2,141)	$10,734
Reserve for Sales Returns	$11,901	$47,914	$-	$	(43,770)	$16,045
For The Year Ended December 31, 2012:
Reserve for Doubtful Accounts	$3,196	$4,629	$-	$	(908)	$6,917
Reserve for Sales Returns	$6,143	$43,284	$-	$	(37,526)	$11,901
For The Year Ended December 31, 2011:
Reserve for Doubtful Accounts	$1,824	$2,595	$70		$(1,293)	$3,196
Reserve for Sales Returns	$3,406	$26,610	$-	$	(23,873)	$6,143

(1)	Represents additions due to the reverse merger on December 13, 2011.
(2)	Represents write-offs of specific accounts receivable and actual returns.

Note 17
Subsequent Events:

On February 13, 2014, the Company, LCA-Vision Inc. (NasdaqGS: LCAV), a Delaware corporation (“LCA”), and Gatorade Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Company has agreed to acquire LCA. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into LCA (the “Merger”), with LCA surviving as a wholly-owned subsidiary of the Company.

At the effective time of the merger, each outstanding share of LCA common stock (other than dissenting shares, treasury shares, any shares owned by the Company and its subsidiaries, and shares owned by a subsidiary of LCA) will be cancelled, and the shareholders will receive $5.37 in cash, without interest. Immediately prior to the effective time of the Merger, each outstanding option to acquire common stock granted under any LCA equity incentive plan, whether vested or exercisable, that is outstanding will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the excess, if any, of $5.37 over the per share exercise price of the option multiplied by (ii) the total number of shares of common stock subject to the option. Also immediately prior to the effective time of the Merger, each outstanding share of restricted stock unit award or other right to receive common stock granted under any LCA equity incentive plan, whether vested or exercisable, will be cancelled and converted into the right to receive $5.37 per share in cash, without interest. The $5.37 per ownership interest price represents a premium of 34% over the closing price of LCA common stock on February 12, 2014, or an approximate purchase price of $106.4 million for all LCA stock and equity instruments described above.

The Company intends to fund this transaction through a new $85 million senior secured credit facility including a $10 million revolving credit facility and a $75 million four-year term loan, as well as through existing cash balances. However, the Merger is not conditioned upon the Company receiving such financing.

The Merger Agreement contains customary representations, warranties and covenants by both the Company and LCA. The parties’ obligations to complete the Merger are contingent upon customary closing conditions, including the approval of the Merger and the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of LCA common stock, and the expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period. The boards of directors of both the Comapny and LCA have voted unanimously in favor of the transaction, which is expected to close in the second quarter of 2014.

The Merger Agreement also contains a 30-day “go-shop” period, which runs from the date of the Merger Agreement through March 15, 2014 (the “Go-Shop Period”). During this period, LCA may initiate or solicit alternative proposals from third parties for the sale of LCA (“Alternative Proposals”). However, starting on March 16, 2014, LCA will become subject to customary “window-shop” restrictions on its ability to solicit and act with regard to Alternative Proposals, although LCA may continue to engage in negotiations with third parties that submitted Alternative Proposals during the Go-Shop Period or respond to an unsolicited Alternative Proposal under certain circumstances.

The Merger Agreement includes defined termination rights for both the Company and LCA. Under certain specified circumstances, LCA is entitled to terminate the Merger Agreement to accept an Alternative Proposal. The Merger Agreement includes a termination fee of approximately $3.2 million, plus up to $1 million in expenses, payable under certain specified circumstances, including if LCA terminates the Merger Agreement in order to enter into a definitive agreement with an alternative buyer, if the Company terminates the Merger Agreement for LCA’s board of directors' failure to reaffirm its recommendation of the transaction with the Company, or as a result of LCA’s uncured breach of representations, warranties and covenants in the Merger Agreement.