Form 10-Q
period 2014-03-31
PHOTOMEDEX INC
filed 2014-05-12
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 12, 2014 was 18,908,245 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,724	$45,388
Short term bank deposit	18,348	14,113
Accounts receivable, net of allowance for doubtful accounts of $10,751 and $10,734, respectively	22,077	27,218
Inventories, net	27,008	27,547
Deferred tax asset	12,955	13,041
Prepaid expenses and other current assets	12,833	12,597
Total current assets	122,945	139,904

Property and equipment, net	11,458	10,489
Patents and licensed technologies, net	10,389	10,832
Other intangible assets	9,421	9,701
Goodwill	25,067	24,930
Deferred tax asset	23,290	24,039
Funds in respect of employee rights upon retirement and other assets	1,078	1,034
Total assets	$203,648	$220,929

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$628	$838
Short-term debt	5,000	10,000
Accounts payable	8,964	14,785
Accrued compensation and related expenses	2,592	3,230
Other accrued liabilities	15,662	22,032
Deferred revenues	5,696	5,961
Total current liabilities	38,542	56,846
Long-term liabilities:
Long-term note payable, net of current maturities	68	82
Deferred revenues	2,307	2,758
Other liabilities	253	61
Liability for employee rights upon retirement	863	821
Total liabilities	42,033	60,568

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 18,903,245 shares issued and outstanding at March 31, 2014 and December 31, 2013	189	189
Additional paid-in capital	106,216	104,954
Retained earnings	53,334	53,679
Accumulated other comprehensive income	1,876	1,539
Total stockholders’ equity	161,615	160,361
Total liabilities and stockholders’ equity	$203,648	$220,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014		2013

Revenues		$50,075	$57,216

Cost of revenues		10,345	11,866

Gross profit		39,730	45,350

Operating expenses:
Engineering and product development		795	773
Selling and marketing		31,625	29,326
General and administrative		7,587	5,659
		40,007	35,758

Operating (loss) profit		(277)	9,592

Other income (loss):
Interest and other financing income (expense), net		(147)	131

(Loss) Income before income tax expense		(424)	9,723

Income tax benefit (expense)		79	(2,511)

Net (loss) income		$(345)	$7,212

Net income (loss) per share:
Basic	$	(0.02)	$0.35
Diluted	$	(0.02)	$0.34

Shares used in computing net income (loss) per share:
Basic		18,719,419	20,678,023
Diluted		18,719,419	21,147,583

Other comprehensive income (loss):
Foreign currency translation adjustments		337	(1,813)

Comprehensive (loss) income		$(8)	$5,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, JANUARY 1, 2014	18,903,245	$189	$104,954	$53,679	$1,539	$160,361
Stock-based compensation related to stock options and restricted stock	-	-	1,192	-	-	1,192
Stock options issued to consultants for services	-	-	70	-	-	70
Other comprehensive income	-	-	-	-	337	337
Net loss for the three months ended March 31, 2014		-	-	(345)	-	(345)
BALANCE, MARCH 31, 2014	18,903,245	$189	$106,216	$53,334	$1,876	$161,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(345)	$7,212
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,636	1,443
Provision for doubtful accounts	813	1,046
Deferred income taxes	857	523
Stock-based compensation	1,262	1,290
Gains on disposal of property and equipment	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	4,367	(6,403)
Inventories	571	794
Prepaid expenses and other assets	(280)	4,013
Accounts payable	(5,837)	(2,707)
Accrued compensation and related expenses	(641)	30
Other accrued liabilities	(6,383)	(5,372)
Other liabilities	42	58
Deferred revenues	(538)	1,137
Net cash (used in) provided by operating activities	(4,486)	3,064

Cash Flows From Investing Activities:
Purchases of property and equipment	(85)	(211)
Investment in short term bank deposits	(4,235)	-
Lasers placed in service	(1,717)	(1,220)
Proceeds from sales of property and equipment	20	-
Increase in funds – employees retirement rights	(42)	(58)
Net cash used in investing activities	(6,059)	(1,489)

Cash Flows From Financing Activities:
Payments on notes payable	(224)	(203)
Repayments of short term debt, net	(5,000)	(10)
Proceeds from option exercises	-	13
Net cash used in financing activities	(5,224)	(200)
Effect of exchange rate changes on cash	105	(214)
Net (decrease) increase in cash and cash equivalents	(15,664)	1,161
Cash and cash equivalents, beginning of period	45,388	44,348

Cash and cash equivalents, end of period	$29,724	$45,509

Supplemental information:
Cash paid for income taxes	$405	$3,941

Cash paid for interest	$47	$7

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

As a result of the acquisition, the Company implemented a revised business plan focused on three key components – skilled direct sales force to target Physician and Professional Segments expertise in global consumer marketing; and a full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory, physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product-life-cycle evolution. The Company reorganized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

On July 1, 2013, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., completed the acquisition of 100% of the shares of LK Technology Importaçăo E Exportaçăo LTDA (“LK”), a privately-held distributor in Brazil based in Sao Paulo, and has begun to market and sell its no!no!® products in Brazil in the third quarter through its acquisition of LK. (See Note 2, Acquisition).

On March 3, 2014, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., formed a wholly-owned subsidiary in Hong Kong, Radiancy (HK) Limited, through which the Company plans to directly market certain products and services to patients and consumers in selected markets in that country.

On March 5, 2014, PhotoMedex formed a wholly-owned subsidiary in India, PhotoMedex India Private Limited, through which the Company plans to directly market certain products and services to patients and consumers in selected markets in that country.

On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. (“LCA”), a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its Lasik Plus® vision centers. Through this acquisition, the Company intends to add an additional operating segment to its organization. The Company plans to begin to directly market certain of its existing products from these centers. The results of operations of LCA will be included from May 12, 2014 and thereafter into the PhotoMedex consolidated financial statements. (See Note 14, Subsequent Events).

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Basis of Presentation:
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (“fiscal 2013”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any future period.

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

Functional Currency
The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the US dollar ("$" or "dollars"), except for the operations of Photo Therapeutics, Ltd. which are conducted in the Great Britain Pounds (GBP) and LK Technologies which are conducted in Brazilian Real (BRL). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar. Thus, the functional (and reporting currency) of the Company and its subsidiaries (other than Photo Therapeutics, Ltd. and LK Technologies) is the dollar.

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

Assets and liabilities of foreign subsidiaries, whose functional currency is their local currency, are translated from their respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.

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

•
Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors

This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.

The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

At March 31, 2014, the balance of such derivative instruments amounted to approximately $175 in assets and approximately $90 were recognized as financing income in the Statement of Comprehensive Income during the quarter ended that date.

The nominal amounts of foreign currency derivatives as of March 31, 2014 consist of forward transactions for the exchange of $4,250 into NIS as of March 31, 2014.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2014 and 2013 is summarized as follows:

	March 31,
	2014	2013
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,151	$1,440
Additions charged to warranty expense	256	337
Expiring warranties	(69)	(152)
Claims satisfied	(247)	(314)
Total	1,091	1,311
Less: current portion	(1,021)	(1,190)
Accrued extended warranty	$70	$121

For extended warranty on the consumer products, see Revenue Recognition above.

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended March 31,
	2014	2013
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	18,719,419	20,678,023
Dilutive effect of stock options and warrants	-	469,560
Diluted number of common and common stock equivalent shares outstanding	18,719,419	21,147,583

Diluted earnings per share for the three months ended March 31, 2014, exclude the impact of common stock options and warrants, totaling 2,444,016 shares, as the effect of their inclusion would be anti-dilutive. Diluted earnings per share for the three months ended March 31, 2013, excluded the impact of common stock options and warrants, totaling 1,081,226 shares, as the effect of their inclusion would be anti-dilutive.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Adoption of New Accounting Standards
Effective January 1, 2013, the Company adopted Accounting Standard Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11").

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

ASU 2013-11 applies to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. For public companies the amendments in this ASU became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments were applied prospectively to all unrecognized tax benefits that existed at the effective date.

The adoption of the standard did not have a material impact on the Company's consolidated results of operations and financial condition.

Effective January 1, 2013, the Company adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

For public companies, the amendments in this Update became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. In accordance with the transition requirements, the amendments should be applied prospectively to derecognition events occurring after the effective date. Prior periods should not be adjusted.

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

LK brings to PhotoMedex all required licenses, authorizations and permits to immediately begin its consumer business operating locally. LK was founded in 2003 and is based in Sao Paulo. LK has been operating for several years selling Radiancy’s professional line of products in Brazil. The local manager of LK remains in his position.

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

The consolidated results of operations do not include any revenues or expenses related to the LK business on or prior to July 1, 2013, the consummation date of the acquisition. The amounts of revenue and earnings of LK since the acquisition date through December 31, 2013 included in the consolidated statement of comprehensive income were immaterial. Assuming the acquisition of LK had occurred on January 1, 2013, the impact on the Company’s results for the quarter ended March 31, 2013 would have been immaterial. However this determination does not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2013, nor to be indicative of future results of operations.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 3
Inventories:

	March 31, 2014	December 31, 2013
	(unaudited)
Raw materials and work in progress	$11,326	$12,631
Finished goods	15,682	14,916
Total inventories	$27,008	$27,547

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment:

	March 31, 2014	December 31, 2013
	(unaudited)
Lasers-in-service	$14,277	$12,599
Equipment, computer hardware and software	4,715	4,730
Furniture and fixtures	759	705
Leasehold improvements	488	534
	20,239	18,568
Accumulated depreciation and amortization	(8,781)	(8,079)
Property and equipment, net	$11,458	$10,489

Depreciation and related amortization expense was $824 and $634 for the three months ended March 31, 2014 and 2013, respectively.

Note 5
Patents and Licensed Technologies, net:

	March 31, 2014	December 31, 2013
	(unaudited)
Gross Amount beginning of period	$15,648	$15,411
Additions	56	171
Translation differences	29	66
Gross Amount end of period	15,733	15,648

Accumulated amortization	(5,344)	(4,816)

Patents and licensed technologies, net	$10,389	$10,832

Related amortization expense was $512 and $509 for the three months ended March 31, 2014 and 2013, respectively.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last nine months of 2014	$1,542
2015	2,049
2016	2,047
2017	909
2018	899
Thereafter	2,943
Total	$10,389

Note 6
Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc., a private company includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post-merger and now having access to capital markets and stockholder liquidity.

Balance at January 1, 2014	$24,930
Translation differences	137
Balance at March 31, 2014	$25,067

The Company has no impairment loss as of March 31, 2014.

Set forth below is a detailed listing of other definite-lived intangible assets:

	March 31, 2014			December 31, 2013
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,772	$6,417	$12,189	$5,744	$6,372	$12,116
Translation differences	12	20	32	28	45	73
Gross Amount end of period	5,784	6,437	12,221	5,772	6,417	12,189

Accumulated amortization	(1,326)	(1,474)	(2,800)	(1,178)	(1,310)	(2,488)

Net Book Value	$4,458	$4,963	$9,421	$4,594	$5,107	$9,701

Related amortization expense was $300 and $300 for the periods ended March 31, 2014 and 2013, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”).

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last nine months of 2014	$900
2015	1,200
2016	1,200
2017	1,200
2018	1,200
Thereafter	3,721
Total	$9,421

Note 7
Accrued Compensation and related expenses:

	March 31, 2014	December 31, 2013
	(unaudited)
Accrued payroll and related taxes	$830	$707
Accrued vacation	339	290
Accrued commissions and bonus	1,423	2,233
Total accrued compensation and related expense	$2,592	$3,230

Note 8
Other Accrued Liabilities:

	March 31, 2014	December 31, 2013
	(unaudited)
Accrued warranty, current, see Note 1	$1,021	$1,094
Accrued taxes, net	1,371	1,023
Accrued sales returns (1)	9,773	16,046
Other accrued liabilities	3,497	3,869
Total other accrued liabilities	$15,662	$22,032

(1)	The activity in the sales returns liability account was as follows:

	Three Months Ended March 31,
	2014	2013
	(unaudited)	(unaudited)
Balance at beginning of year	$16,046	$11,781
Additions that reduce net sales	9,899	10,008
Deductions from reserves	(16,172)	(10,241)
Balance at end of period	$9,773	$11,548

Note 9
Short-term Debt:

Term-Note Credit Facility
In December 2013, the Company, through its subsidiary, Radiancy, Inc., entered into a term-note facility with JP Morgan Chase (“Chase”). The facility has maximum principal amount of $15 million and is for a term of one year. As of March 31, 2014 and December 31, 2013, the Company had total borrowings of $5 million and $10 million, respectively, under this facility. The stated interest rate for any draw under the credit facility was set as the greater of (i) prime rate, (ii) federal funds effective rate plus .5% or (iii) LIBOR plus 2.5%. Each draw has a repayment period of one year with principal due at maturity, although any draw may be paid early with penalty.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 10
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for the three month period ended March 31, 2014 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elected to file a U.S. consolidated income tax return. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the federal statutory rate (Israel 16% preferred income tax rate, 26.5% standard corporation tax rate and in the UK 20%).

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

Note 11
Contingencies:

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

On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted Radiancy’s motion for sanctions against Viatek, which has appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff. As of May 12, 2014, the case remains in the discovery phase of the litigation. Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company’s business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. An amended complaint was filed by the plaintiffs on April 15, 2014. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Six putative class-action lawsuits were filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. Two of those suits were filed in the Court of Chancery of the State of Delaware and four were filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., and a mix of other defendants, including LCA’s chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” and “deal-protection” provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA’s Board breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants’ alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. The Ohio plaintiffs agreed to consolidate their suits and take the lead on this matter, although the Ohio Court did not formally consolidate the suits until April 24, 2014. The Delaware suits were consolidated on March 25, 2014; on or around that same date, the parties reached an agreement by which LCA and the other defendants agreed to produce certain discovery to the plaintiffs on an expedited basis. On April 30, 2014, the Ohio plaintiffs (with the Delaware plaintiffs’ concurrence) agreed to withdraw their motion for a preliminary injunction and not seek to enjoin the stockholder vote or the consummation of the merger in return for LCA’s agreement to make certain supplemental disclosures related to the merger. Those supplemental disclosures were filed by LCA under a Form 8-K on April 30, 2014. This agreement did not affect the terms of the Merger Agreement or the amount of consideration LCA stockholders will be entitled to receive in the merger. Defendants intend to continue to vigorously defend themselves in the lawsuits if the parties cannot enter into a formal stipulation of settlement. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated, as the cases have only been recently initiated and little discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters if the cases cannot be resolved.

On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company’s subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy’s President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class,

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

From time to time in the ordinary course of our business, we and certain of our subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, and claims regarding false advertising and product efficacy which were already raised and reviewed in the Tria litigation. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation. Although we believe we have substantial defenses in these matters, we may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period.

Note 12
Employee Stock Benefit Plans:

Post-Reverse Merger
Following the closing of the reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 14,578 shares were reserved for outstanding stock options.

In addition, following the closing of the reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 753,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,187,101 shares were reserved for outstanding options.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2014	1,132,678	$16.51
Granted	71,500	14.80
Exercised	-	-
Cancelled	(2,499)	102.48
Outstanding, March 31, 2014	1,201,679	$16.23
Options exercisable at March 31, 2014	517,179	$16.45

At March 31, 2014, there was $8,057 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.6 years. The intrinsic value of options outstanding and exercisable at March 31, 2014 was not significant.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company calculates expected volatility for a share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the three months ended March 31, 2014, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

Three Months Ended March 31, 2014
Risk-free interest rate	2.11%
Volatility	81.16%
Expected dividend yield	0%
Expected life	5.5 years
Estimated forfeiture rate	0%

With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On February 27, 2014, the Company granted an aggregate of 71,500 options to purchase common stock to a number of employees and consultants with a strike price of $14.80, which was higher than the quoted market value of our stock at the date of grants. The options vest over five years and expire ten years from the date of grant. The aggregate fair value of the options granted was $718.

Total stock based compensation expense was $1,262 and $1,290 for the three months ended March 31, 2014 and 2013, including amounts relating to consultants.

Note 13
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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended March 31, 2014 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$40,870	$7,219	$1,986		$50,075
Costs of revenues	6,250	2,830	1,265		10,345
Gross profit	34,620	4,389	721		39,730
Gross profit %	84.7%	60.8%	36.3%		79.3%

Allocated operating expenses:
Engineering and product development	287	310	198		795
Selling and marketing expenses	27,157	4,011	457		31,625

Unallocated operating expenses	-	-	-		7,587
	27,444	4,321	655		40,007
Income (loss) from operations	7,176	68	66		(277)

Interest and other financing income (expense), net	-	-	-		147

Net income (loss) before taxes	$7,176	$68	$66	$	(424)

Three Months Ended March 31, 2013 (unaudited)
	CONSUMER	PHYSICIAN RECURRING		PROFESSIONAL	TOTAL
Revenues	$49,060		$5,955	$2,201	$57,216
Costs of revenues	7,517		2,931	1,418	11,866
Gross profit	41,543		3,024	783	45,350
Gross profit %	84.7%		50.8%	35.6%	79.3%

Allocated operating expenses:
Engineering and product development	218		324	231	773
Selling and marketing expenses	25,631		3,174	521	29,326

Unallocated operating expenses	-		-	-	5,659
	25,849		3,498	752	35,758
Income (loss) from operations	15,694		(474)	31	9,592

Interest and other financing income, net	-		-	-	131

Net income (loss) before taxes	$15,694	$	(474)	$31	$9,723

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the three months ended March 31, 2014 and 2013, net revenues by geographic area were as follows:

	Three Months Ended March 31,
	2014	2013
	(unadudited)	(unadudited)
North America 1	$39,972	$44,899
Asia Pacific 2	2,377	5,762
Europe (including Israel)	7,408	5,633
South America	318	922
	$50,075	$57,216

1 United States	$34,766	$38,007
1 Canada	$5,206	$6,892
2 Japan	$698	$4,262

As of March 31, 2014 and December 31, 2013, long-lived assets by geographic area were as follows:

	March 31, 2014	December 31, 2013
	(unaudited)
North America	$10,157	$9,119
Europe (including Israel)	1,297	1,370
South America	4	-
	$11,458	$10,489

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 14
Significant Customer Concentration:

	Three Months Ended March 31,
	2014	2013
Customer A	0%	10%

No other customer was more than 10% of total company revenues for the three months ended March 31, 2014 and 2013.

Note 15
Subsequent Events:

On May 7, 2014, the LCA shareholders approved the proposed acquisition by PhotoMedex, Inc. with 11,943,611 proxies in favor of the acquisition, or 61.7% of the total outstanding shares of LCA. On May 8, 2014, the PhotoMedex board of directors voted unanimously in favor of consummating the acquisition effective May 12, 2014.

LCA is a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its Lasik Plus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA’s revenues is derived from the delivery of laser vision correction procedures performed in the vision centers.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On February 13, 2014, the Company, LCA-Vision Inc. (NasdaqGS: LCAV), and Gatorade Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), had entered into an Agreement and Plan of Merger (the “Merger Agreement”) under which the Company agreed to acquire the entire holdings of LCA. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into LCA (the “Merger”), with LCA surviving as a wholly-owned subsidiary of the Company.

At the effective time of the merger, each outstanding share of LCA common stock (other than dissenting shares, treasury shares, any shares owned by the Company and its subsidiaries, and shares owned by a subsidiary of LCA) will be cancelled, and the shareholders will receive $5.37 in cash, without interest. Immediately prior to the effective time of the Merger, each outstanding option to acquire common stock granted under any LCA equity incentive plan, whether vested or exercisable, that is outstanding will be cancelled and converted into the right to receive an amount in cash, without interest, equal to the product of (i) the excess, if any, of $5.37 over the per share exercise price of the option multiplied by (ii) the total number of shares of common stock subject to the option. Also immediately prior to the effective time of the Merger, each outstanding share of restricted stock unit award or other right to receive common stock granted under any LCA equity incentive plan, whether vested or exercisable, will be cancelled and converted into the right to receive $5.37 per share in cash, without interest. The $5.37 per ownership interest price approximates a purchase price of $106.4 million for all LCA stock and equity instruments described above.

The Company is funding this transaction through the $85 million senior secured credit facilities as well as through existing cash balances.

On May 12, 2014, the Company entered into an $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase (“Chase”) which includes a $10 million revolving credit facility and a $75 million four-year term loan. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities. There are financial covenants, a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling twelve months of financial data.

The facilities will be utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our,” “PhotoMedex,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

Key Technology Platforms

•
Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin’s surface. It conducts heat pulses, which enable longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions including the recently launched no!no! Hair Removal PRO which introduces patented pulsed Thermicon technology producing 35% more energy aimed at removing more hair in less time.

•
LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours. The technology is also used in the no!no! Glow™, which is a 510(k)-cleared device and is a miniaturized LHE device also delivering ant-aging benefits for the at-home consumer in a hand-held size.

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

Even at this level of sales, we believe we have ample opportunity for further expansion given the cumulative number of the no!no! brand products we’ve sold (more than 5 million) versus the size of the major markets where we have presence and/or substantive marketing initiatives, including:, the United States with approximately 318 million people; Japan with a population of approximately 127 million people; Brazil (pop.187 million); Germany (pop. 81 million); United Kingdom (pop. 64 million); Columbia (pop. 47 million); Canada (pop. 35 million); Australia (pop. 23 million) and Hong Kong (pop. 7 million).

Our consumer marketing platform is built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness, in addition to presence in select retail and live Home Shopping Channels.

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

Direct to Consumer. Our direct-to-consumer channel consists of sales generated through infomercials, commercials, websites and call centers. We utilize several forms of advertising to drive our direct-to-consumer sales and brand awareness, including print, online, television and radio.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $33 million and $39 million for the three months ended March 31, 2014 and 2013, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Nordstrom, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $8 million and $10 million for the three months ended March 31, 2014 and 2013, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom and Australia with the recent additions of Germany, Brazil, Columbia and Hong Kong.

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

XTRAC®

The XTRAC business is considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then pay us based on the number of treatments administered with the device. We have historically employed a direct sales force marketing primarily to dermatologists to create awareness of the XTRAC therapy. Beginning in 2012 we initiated direct to patient XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.

NEOVA®

Sales of the NEOVA skin care products historically have been driven by physicians, who act as spokespersons to their patients in support of the NEOVA line. We have marketed to physicians in the dermatology and plastic surgery field, through a direct sales force but have begun to supplement these efforts with a direct-to-consumer approach to lead patients into those practices. NEOVA addresses a sizeable global market for anti-aging skin care products. In addition, we have increased marketing exposure to NEOVA by offering an introduction to the product line as an added-value purchase to consumers responding to our no!no! brand advertising.

Professional

Sales under the professional business segment are mainly generated from capital equipment, such as our XTRAC-Velocity and VTRAC equipment, our LHE® brand products and our Omnilux and Lumière Light Therapy systems.

We view this segment as an area of opportunity for us since the reverse acquisition with Radiancy, Inc., or Radiancy, completed on December 13, 2011. We now possess a greatly expanded product offering for the physician community. In addition, following the December 2011 reverse acquisition, we inherited from Pre-merged PhotoMedex a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We are now also distributing through this direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a significant opportunity, as well as a resource in expanding the Professional segment of our revenues.

Sales and Marketing

As of March 31, 2014, our sales and marketing personnel consisted of 72 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended March 31,
	2014	2013
Consumer	$40,870	$49,060
Physician Recurring	7,219	5,955
Professional	1,986	2,201

Total Revenues	$50,075	$57,216

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended March 31,
	2014	2013
Direct-to-consumer	$30,787	$31,722
Distributors	627	5,291
Retailers and home shopping channels	9,456	12,047

Total Consumer Revenues	$40,870	$49,060

For the three months ended March 31, 2014, consumer products revenues were $40,870 compared to $49,060 in the three months ended March 31, 2013. The decrease of 16.7% during the periods was mainly due to the following reasons:

•	Direct to Consumer. Revenues for the three months ended March 31 2014 were $30,787 compared to $31,722 for the same period in 2013. The revenues were consistent for the periods.
•
Retailers and Home Shopping Channels. Revenues for the three months ended March 31, 2014 were $9,456 compared to $12,047 for the same period in 2013. The decrease of 22% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the UK.

•
Distributors Channels. Revenues for the three months ended March 31, 2014 were $627 compared to $5,291 for the same period in 2013. The decrease in revenues of 88% was due to our distributor in Japan who modified its business model during 2013, affecting its role in the supply chain between its manufacturers and the Japan retailers they supply and causing revenues from our Japan distributor to decrease to $150 from $3,885. During the fourth quarter of 2013, we terminated our distribution agreement with the Japan distributor.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2014	2013
North America	$33,180	$39,225
International	7,690	9,835

Total Consumer Revenues	$40,870	$49,060

•	International revenues, excluding the decrease in Japan, increased by $1,590 which was partially due to our expansion in new international markets including Brazil, Hong Kong and Columbia.

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended March 31,
	2014	2013
XTRAC Treatments	$4,410	$2,569
Neova skincare	1,927	2,226
Surgical products	397	467
Other	485	693

Total Physician Recurring Revenues	$7,219	$5,955

XTRAC Treatments

Recognized treatment revenue for the three months ended March 31, 2014 was $4,410, which approximates 63,000 treatments, with prices between $65 to $95 per treatment, compared to recognized treatment revenues for the three months ended March 31, 2013 was $2,569, which approximates 37,000 treatments with prices between $65 to $85 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have historically employed a direct sales force marketing primarily to dermatologists to create awareness of the XTRAC therapy. Beginning in 2012 we initiated direct to patient XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2014, we deferred net revenues of $81 under this approach compared to deferred net revenues of $590 for the three months ended March 31, 2013.

NEOVA skincare

For the three months ended March 31, 2014, revenues were $1,927 compared to $2,226 for the three months ended March 31, 2013. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.

Surgical products

For the three months ended March 31, 2014 and 2013, revenues were $397 and $467, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2014	2013
North America	$6,389	$5,162
International	830	793

Total Physicians Recurring Revenues	$7,219	$5,955

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended March 31,
	2014	2013
Dermatology equipment	$1,215	$1,077
LHE equipment	470	778
Omnilux/Lumiere equipment	271	253
Surgical lasers	30	93

Total Professional Revenues	$1,986	$2,201

Dermatology equipment

For the three months ended March 31, 2014 and 2013, dermatology equipment revenues were $1,215 and $1,077, respectively. There were no domestic XTRAC laser sales for the three months ended March 31, 2014 and 2013. We sell the laser directly to the customer only for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold thirty-three systems for the three months ended March 31, 2014, twenty of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. The international sales of our XTRAC and VTRAC systems were $1,077 for the three months ended March 31, 2013. We sold thirty-three systems for the three months ended March 31, 2013, twenty of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser.

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended March 31, 2014 and 2013, LHE® brand products revenues were $470 and $778, respectively.

Omnilux/Lumiere equipment

For the three months ended March 31, 2014 and 2013, Omnilux/Lumiere equipment revenues were $271 and $253, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended March 31, 2014 and 2013, surgical laser revenues were $30, representing one laser system and $93, representing three laser systems, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2014	2013
North America	$393	$520
International	1,593	1,681

Total Professional Revenues	$1,986	$2,201

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended March 31,
	2014	2013
Consumer	$6,250	$7,517
Physician Recurring	2,830	2,931
Professional	1,265	1,418

Total Cost of Revenues	$10,345	$11,866

Overall, cost of revenues has decreased in the segments due to the related decreases in the consumer and professional revenues.

Gross Profit Analysis

Gross profit decreased to $39,730 for the three months ended March 31, 2014 from $45,350 during the same period in 2013. As a percentage of revenues, the gross margin was 79.3% for both the three months ended March 31, 2014 and 2013.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2014	2013
Revenues	$50,075	$57,216
Percent decrease	(12.5%)
Cost of revenues	10,345	11,866
Percent decrease	(12.8%)
Gross profit	$39,730	$45,350
Gross margin percentage	79.3%	79.3%

The primary reasons for the changes in gross profit for the three months ended March 31, 2014, compared to the same period in 2013, were due mainly to decreases in home shopping channel and retailers and distributors within the Consumer segment. Offsetting this, the Physician Recurring segment had 21% greater revenues than the prior year period with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended March 31,
	2014	2013
Revenues	$40,870	$49,060
Percent decrease	(16.7%)
Cost of revenues	6,250	7,517
Percent decrease	(16.9%)
Gross profit	$34,620	$41,543
Gross margin percentage	84.7%	84.7%

Gross profit for the three months ended March 31, 2014 decreased by $6,923 from the comparable period in 2013. The key factor for this decrease was due to the decrease in all channels of consumer revenues.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended March 31,
	2014	2013
Revenues	$7,219	$5,955
Percent increase	21.2%
Cost of revenues	2,830	2,931
Percent decrease	(3.4%)
Gross profit	$4,389	$3,024
Gross margin percentage	60.8%	50.8%

Gross profit for the three months ended March 31, 2014 increased by $1,365 from the comparable period in 2013. The primary reason for the increased gross margin is the increase in number of XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended March 31,
	2014	2013
Revenues	$1,986	$2,201
Percent decrease	(9.7%)
Cost of revenues	1,265	1,418
Percent decrease	(10.7%)
Gross profit	$721	$783
Gross margin percentage	36.3%	35.6%

Gross profit for the three months ended March 31, 2014 was consistent with the comparable period in 2013.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2014 increased to $795 from $773 for the three months ended March 31, 2013. The majority of this expense relates to the salaries of our worldwide engineering and product development team and are in line with the prior year.

Selling and Marketing Expenses

For the three months ended March 31, 2014, selling and marketing expenses increased to $31,625 from $29,326 for the three months ended March 31, 2013. The increase was primarily for the following reasons:

•
We increased no!no! Hair Removal, Neova, no!no! skin and Kyrobak direct to consumer activities in North America, the UK, Brazil and Germany via commercials, infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. Additionally we have increased the marketing activities of the XTRAC laser system in the US market.

•
Media buying and advertising expenses in the three months ended March 31, 2014 were 37.4% of total revenues compared to 25.7% of total revenues in the three months ended March 31, 2013. The factors listed above as well as the change in mix of revenues particularly as a result of the decrease in revenues from our Japan distributor. These distributor revenues require substantially less sales and marketing costs than what is required in the direct channel. Direct to consumer revenues are 61.5% of total revenues for the three months ended March 31, 2014 compared to 55.5% of total revenues for the three months ended March 31, 2013. In addition, we added new initiatives to support Neova, Kyrobak, no!no! skin and our XTRAC therapy for psoriasis and vitiligo spending approximately $1,113.

General and Administrative Expenses

For the three months ended March 31, 2014, general and administrative expenses increased to $7,587 from $5,659 for the three months ended March 31, 2013. The increase was due to the following reasons:

•	We have recorded $979 in costs related to the upcoming acquisition of LCA Vision.
•	We have recorded $775 in costs related to the various litigations.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended March 31, 2014 increased to $147, as compared to net interest and other financing income of $131 for the three months ended March 31, 2013. The decrease of $278 is mainly due to an increase in interest expense of $42. The interest expense related to the term note that began in December 2013. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all members of the group is the U.S. Dollar, except for Photo Therapeutics, Ltd, which has a functional currency of GBP and LK Technology, which has a functional currency of the Brazilian Real.

Taxes on Income, Net

For the three months ended March 31, 2014, the net taxes on income amounted to a benefit of $79 as compared to $2,511 for the three months ended March 31, 2013.

Net Income

The factors described above resulted in net loss of $345 during the three months ended March 31, 2014, as compared to net income of $7,212 during the three months ended March 31, 2013, a decrease of 105%.

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

	For the Three Months ended March 31,
	2014	2013	Change

Net income	$(345)	$7,212		$(7,557)

Adjustments:
Depreciation and amortization	1,636	1,443		193
Interest expense, net	47	5		42
Income tax expense	(79)	2,511		(2,590)

EBITDA	1,259	11,171		(9,912)

Stock-based compensation expense	1,262	1,290		(28)

Non-GAAP adjusted income	$2,521	$12,461	$	(9,940)

Liquidity and Capital Resources

At March 31, 2014, our current ratio was 3.19 compared to 2.46 at December 31, 2013. As of March 31, 2014 we had $84,403 of working capital compared to $83,058 as of December 31, 2013. Cash and cash equivalents were $29,724 as of March 31, 2014, as compared to $45,388 as of December 31, 2013. In addition, we had $18,348 and $14,113 in short term bank deposits as of March 31, 2014 and December 31, 2013, respectively.

On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. To date, we have repurchased 2,987,413 shares at an average price of $13.98 per share for a total of $41,757. The shares will be purchased with cash on hand, subject to certain limitations and covenants in connection with the acquisition debt financing provided for the LCA Vision, Inc. acquisition on May 12, 2014.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the second quarter of 2015.

Net cash and cash equivalents used in operating activities was $4,486 for the three months ended March 31, 2014 compared to cash provided by of $3,064 for the three months ended March 31, 2013.

Net cash and cash equivalents used in investing activities was $6,041 for the three months ended March 31, 2014 compared to $1,489 for the three months ended March 31, 2013. This was primarily due to the purchase of short term investments of $4,235 and the increase in the placement of lasers into service for the three months ended March 31, 2014.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents used by financing activities was $5,224 for the three months ended March 31, 2014 compared to $200 for the three months ended March 31, 2013. In the three months ended March 31, 2014, we had repayments of $5,000 on term debt and $224 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2013 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2013, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three months ended March 31, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2013.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

As of May 12, 2014, the case remains in the discovery phase of the litigation. Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted Radiancy’s motion for sanctions against Viatek, which has appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company’s business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. An amended complaint was filed by the plaintiffs on April 15, 2014. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Six putative class-action lawsuits were filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. Two of those suits were filed in the Court of Chancery of the State of Delaware and four were filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., and a mix of other defendants, including LCA’s chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” and “deal-protection” provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA’s Board breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants’ alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. The Ohio plaintiffs agreed to consolidate their suits and take the lead on this matter, although the Ohio Court did not formally consolidate the suits until April 24, 2014. The Delaware suits were consolidated on March 25, 2014; on or around that same date, the parties reached an agreement by which LCA and the other defendants agreed to produce certain discovery to the plaintiffs on an expedited basis. On April 30, 2014, the Ohio plaintiffs (with the Delaware plaintiffs’ concurrence) agreed to withdraw their motion for a preliminary injunction and not seek to enjoin the stockholder vote or the consummation of the merger in return for LCA’s agreement to make certain supplemental disclosures related to the merger. Those supplemental disclosures were filed by LCA under a Form 8-K on April 30, 2014. This agreement did not affect the terms of the Merger Agreement or the amount of consideration LCA stockholders will be entitled to receive in the merger. Defendants intend to continue to vigorously defend themselves in the lawsuits if the parties cannot enter into a formal stipulation of settlement. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated, as the cases have only been recently initiated and little discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters if the cases cannot be resolved.

On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company’s subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy’s President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

From time to time in the ordinary course of our business, we and certain of our subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, and claims regarding false advertising and product efficacy which were already raised and reviewed in the Tria litigation. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation.  Although we believe we have substantial defenses in these matters, we may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period.

ITEM 1A. Risk Factors

As of March 31, 2014, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6.  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
4.6	Credit Agreement, dated December 27, 2013, between Radiancy, Inc. and JP Morgan Chase Bank, N.A. (35)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.14	Amended and Restated Employment Agreement with Dennis M. McGrath, dated September 1, 2007 (12)
10.15	Amended and Restated Employment Agreement of Michael R. Stewart, dated September 1, 2007 (12)

10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.19	Restricted Stock Purchase Agreement of Michael R. Stewart, dated May 1, 2007 (10)
10.20	Restricted Stock Purchase Agreement of Michael R. Stewart, dated August 13, 2007 (11)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.25	Restricted Stock Purchase Agreement of Michael R. Stewart, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc. and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)

10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

PHOTOMEDEX, INC.

Date May 12, 2014	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date May 12, 2014	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer