Form 10-Q
period 2014-06-30
PHOTOMEDEX INC
filed 2014-08-11
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 11, 2014 was 19,049,582 shares.

PHOTOMEDEX, INC.

a.	INDEX TO FORM 10-Q

PART I – Financial Information
ITEM 1. Financial Statements
PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$36,662	$45,388
Short term bank deposit	-	14,113
Accounts receivable, net of allowance for doubtful accounts of $12,020 and $10,734, respectively	21,374	27,218
Inventories, net	25,618	27,547
Deferred tax asset	14,085	13,041
Prepaid expenses and other current assets	15,296	12,597
Total current assets	113,035	139,904

Property and equipment, net	29,138	10,489
Patents and licensed technologies, net	9,960	10,832
Other intangible assets, net	48,085	9,701
Goodwill	75,010	24,930
Deferred tax asset	24,008	24,039
Other assets	3,322	213
Total assets	$302,558	$220,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$416	$838
Current portion of debt	85,185	10,000
Accounts payable	17,461	14,785
Accrued compensation and related expenses	3,974	3,230
Other accrued liabilities	15,967	22,032
Deferred revenues	5,460	5,961
Total current liabilities	128,463	56,846
Long-term liabilities:
Long-term note payable, net of current maturities	53	82
Long-term debt, net of current portion	681	-
Deferred revenues	2,031	2,758
Deferred tax liability	8,909	-
Other liabilities	7,279	61
Total liabilities	147,416	59,747

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 19,049,582 and 18,903,245 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	190	189
Additional paid-in capital	106,529	104,954
Retained earnings	45,854	53,679
Accumulated other comprehensive income	2,569	1,539
Total stockholders’ equity	155,142	160,361
Total liabilities and stockholders’ equity	$302,558	$220,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

(Unaudited)

	For the Three Months Ended June 30,
	2014		2013

Revenues:
Product sales		$33,476	$54,041
Services		5,501	4,024
Clinic services		13,143	-
		52,120	58,065

Cost of revenues:
Product sales		6,874	9,933
Services		1,895	1,457
Clinic services		8,883	-
		17,652	11,390

Gross profit		34,468	46,675

Operating expenses:
Engineering and product development		723	814
Selling and marketing		30,420	30,468
General and administrative		11,452	6,268
		42,595	37,550

Operating (loss) profit		(8,127)	9,125

Other loss:
Interest and other financing expense, net		(175)	(134)

(Loss) Income before income tax benefit (expense)		(8,302)	8,991

Income tax benefit (expense)		822	(1,897)

Net (loss) income		$(7,480)	$7,094

Net (loss) income per share:
Basic	$	(0.40)	$0.34
Diluted	$	(0.40)	$0.34

Shares used in computing net (loss) income per share:
Basic		18,723,484	20,573,048
Diluted		18,723,484	21,033,349

Other comprehensive income :
Foreign currency translation adjustments		693	21

Comprehensive (loss) income		$(6,787)	$7,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2014		2013

Revenues
Product sales		$79,141	$108,688
Services		9,911	6,593
Clinic services		13,143	-
		102,195	115,281

Cost of revenues
Product sales		15,482	20,168
Services		3,632	3,088
Clinic services		8,883	-
		27,997	23,256

Gross profit		74,198	92,025

Operating expenses:
Engineering and product development		1,518	1,587
Selling and marketing		62,046	59,794
General and administrative		19,039	11,927
		82,603	73,308

Operating (loss) profit		(8,405)	18,717

Other loss
Interest and other financing expense, net		(321)	(3)

(Loss) income before income tax benefit (expense)		(8,726)	18,714

Income tax benefit (expense)		901	(4,408)

Net (loss) income		$(7,825)	$14,306

Net (loss) income per share:
Basic	$	(0.42)	$0.69
Diluted	$	(0.42)	$0.68

Shares used in computing net (loss) income per share:
Basic		18,721,463	20,624,588
Diluted		18,721,463	21,084,889

Other comprehensive income (loss):
Foreign currency translation adjustments		1,030	(1,792)

Comprehensive (loss) income		$(6,795)	$12,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, JANUARY 1, 2014	18,903,245	$189	$104,954	$53,679	$1,539	$160,361
Stock-based compensation related to stock options and restricted stock	-	-	2,486	-	-	2,486
Stock options issued to consultants for services	-	-	70	-	-	70
Restricted stock issued, net of payroll taxes paid	146,337	1	(981)	-	-	(980)
Other comprehensive income	-	-	-	-	1,030	1,030
Net loss for the six months ended June 30, 2014		-	-	(7,825)	-	(7,825)
BALANCE, June 30, 2014	19,049,582	$190	$106,529	$45,854	$2,569	$155,142

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(7,825)	$14,306
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,186	2,959
Provision for doubtful accounts	3,442	2,125
Deferred income taxes	(31)	1,982
Stock-based compensation	2,556	2,584
Insurance reserves	(240)	-
Loss on disposal of property and equipment	(10)	-
Changes in operating assets and liabilities:
Accounts receivable	6,012	(11,773)
Inventories	2,050	(457)
Prepaid expenses and other assets	(2,329)	3,873
Accounts payable	(7,650)	311
Accrued compensation and related expenses	(1,329)	473
Other accrued liabilities	(12,620)	(7,555)
Deferred revenues	(1,371)	592
Net cash (used in) provided by operating activities	(15,159)	9,420

Cash Flows From Investing Activities:
Purchases of property and equipment	(154)	(474)
Investment in (sales of) short term bank deposits	14,113	(3,185)
Acquisition, net of cash received	(77,510)	-
Lasers placed in service	(3,624)	(2,780)
Proceeds from sales of property and equipment	20	-
Net cash used in investing activities	(67,155)	(6,439)

Cash Flows From Financing Activities:
Payments on notes payable	(451)	(418)
Repayments of term debt	(131)	(14)
Proceeds from credit facilities, net	75,000	-
Proceeds from option exercises	-	23
Repurchase of company stock	-	(5,381)
Issuance of restricted stock, net of payroll taxes paid	(980)	-
Net cash provided by (used in) financing activities	73,438	(5,790)
Effect of exchange rate changes on cash	150	(239)
Net decrease increase in cash and cash equivalents	(8,726)	(3,048)
Cash and cash equivalents, beginning of period	45,388	44,348

Cash and cash equivalents, end of period	$36,662	$41,300

Supplemental information:
Cash paid for income taxes	$812	$4,381

Cash paid for interest	$108	$11

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1
The Company:

Background
PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Health products and services company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians, ophthalmologists, optometrists, consumers and patients. The Company provides proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne, actinic keratosis photo damage, unwanted hair as well as fixed-site laser vision correction services at our LasikPlus® vision centers.

On May 12, 2014, PhotoMedex, Inc. (the “Company”) entered into an $85 million senior secured credit facilities (“the Facilities”) with the lenders that are parties thereto (collectively, the “Lenders”) and JP Morgan Chase (“Chase”) as Administrative Agent for the Lenders.  The Facilities included a $10 million revolving credit facility and a $75 million four-year term loan. The Facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA-Vision, Inc. and for working capital and other general corporate purposes.

Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The Facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the Facilities.

There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of June 30, 2014, the Company failed to meet both financial covenants and is in default of the Facilities. On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and is engaging a third-party independent advisor to assist the Company in negotiating a longer term solution to the current default.  As a result of the default, the Lenders may accelerate the $85 million outstanding under the Facilities.  The Lenders also may increase the applicable interest on loans under the Facilities by 2%.  As of the date of this report, the Lenders have neither accelerated the outstanding amount nor increased the applicable interest but may do so in the future.

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

The Company has a business plan focused on four key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing; a full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory, physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product-life-cycle evolution and establishing XTRAC centers of excellence in key markets by acquiring a fully paid infrastructure of existing clinics with established high customer service standards and culture. The Company reorganized its business into four operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On March 3, 2014, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., formed a wholly-owned subsidiary in Hong Kong, Radiancy (HK) Limited, through which the Company has started to directly market certain products and services to patients and consumers in selected markets in that region.

On March 5, 2014, PhotoMedex formed a wholly-owned subsidiary in India, PhotoMedex India Private Limited, through which the Company plans to directly market certain products and services to patients and consumers in selected markets in that country.

On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. (“LCA-Vision” or “LCA”), a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. Through this acquisition, the Company added an additional operating segment to its organization. The Company plans to begin to directly market certain of its existing products from these centers. The results of operations of LCA-Vision have been included from May 13, 2014 through June 30, 2014 in the PhotoMedex consolidated financial statements. (See Note 2, Acquisition).

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

The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any future period.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The LCA-Vision results have been included in the financial statements from May 13, 2014, the day following the closing date of the acquisition.

Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company’s equity, net assets, results of operations or cash flows.

Revenue Recognition
The Company recognizes revenues from product sales when the following four criteria have been met: (i) the product has been delivered or the services have been performed and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

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

The Company defers substantially all revenue from sales of laser-access treatment codes ordered by its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Patient Receivables and Allowance for Doubtful Accounts
The Company, through its subsidiary LCA-Vision, provides financing to some of its patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of the variable costs, and then generally the remainder of the payments are automatically deducted from the patient’s bank account over a period of 12 to 36 months. The Company has recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from the patient financing program. Each month, management reviews and adjusts the allowance based upon past experience with patient financing. The Company charges-off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. The Company’s policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient collectability rates, recent default activity and the current credit environment. Bad debt expense, on patient receivables, was $111 or less than 1% of the clinics revenues for the period of May 13, 2014 through June 30, 2014.

For patients that the Company internally finance, the Company charges interest at market rates. Finance and interest charges on patient receivables were $113 for the periods ended June 30, 2014.

Insurance Reserves
The Company, through its subsidiary LCA-Vision, maintains a captive insurance company to provide professional liability insurance coverage for claims brought against the Company and its optometrists. In addition, the captive insurance company’s charter allows it to provide professional liability insurance for the Company’s ophthalmologists, none of whom are currently insured by the captive. The Company uses the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company. Since the captive insurance company is wholly-owned enterprise so it is included in the Company’s consolidated financial statements. As of June 30, 2014, the insurance reserves were $6,111, which represented an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The actuaries determine loss reserves by comparing the Company’s historical claim experience to comparable insurance industry experience.

Functional Currency
The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar ("$" or "dollars"). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP), Brazilian Real (BRL), Hong Kong Dollar (HKD), Columbian Peso (COP) and Indian Rupee (INR). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.

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

The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets (including long term receivables which bear interest) and liabilities is estimated to be equal to their fair value due to the short-term nature or commercial terms of these instruments.

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

At June 30, 2014, the balance of such derivative instruments amounted to approximately $118 in assets and approximately $93 and $183 were recognized as financing income in the Statement of Comprehensive Income during the three and six months ended June 30, 2014, respectively.

The nominal amounts of foreign currency derivatives as of June 30, 2014 consist of forward transactions for the exchange of $5,200 into NIS as of June 30, 2014.

Accrued Enhancement Expense
The Company, through its subsidiary LCA-Vision, includes participation in its LasikPlus Advantage Plan® (acuity program) in the base surgical price for substantially all of its patients. Under the acuity program, if determined to be medically appropriate, the Company provides post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under this pricing structure, the Company accounts for the acuity program similar to a warranty obligation. Accordingly, the Company accrues the costs expected to be incurred to satisfy the obligation as a liability and cost of revenue at the point of sale given its ability to estimate reasonably such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

This estimate is reviewed throughout the year with consideration to factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2014 and 2013 is summarized as follows:

	June 30,
	2014	2013
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,151	$1,440
Additions charged to warranty expense	398	691
Expiring warranties	(116)	(281)
Claims satisfied	(497)	(655)
Total	936	1,195
Less: current portion	(864)	(1,117)
Accrued extended warranty	$72	$78

For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	18,723,484	20,573,048	18,721,463	20,624,588
Dilutive effect of stock options and warrants	-	460,301	-	460,301
Diluted number of common and common stock equivalent shares outstanding	18,723,484	21,033,349	18,721,463	21,084,889

Diluted earnings per share for the three and six months ended June 30, 2014, exclude the impact of common stock options and warrants, totaling 2,550,516 shares, as the effect of their inclusion would be anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2013, excluded the impact of common stock options and warrants, totaling 2,200,350 shares, as the effect of their inclusion would be anti-dilutive.

Adoption of New Accounting Standards
Effective January 1, 2014, the Company adopted Accounting Standard Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force) ("ASU 2013-11").

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

Effective January 1, 2014, the Company adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830) Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").

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

Note 2
Acquisition of LCA-Vision Inc.:

On May 12, 2014, PhotoMedex Inc., completed the acquisition of 100% of the shares of LCA-Vision, a previously publicly-traded Delaware corporation.

LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA’s revenues are derived from the delivery of laser vision correction procedures performed in the vision centers.

The purchase price of LCA-Vision was $106,552 in aggregate consideration, paid in cash (including the full use of the credit facility), consisting of:

Fair value LCA-Vision stock (A)	$103,896
Fair value of LCA-Vision restricted stock units, including payroll taxes (B)	2,656
Total purchase price	$106,552

A.	Based on 19,347,554 outstanding shares of LCA-Vision common stock at May 12, 2014.
B.	Based on 476,436 outstanding or deemed to be outstanding restricted stock units of LCA-Vision common stock at May 12, 2014.

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

Cash and cash equivalents	$29,042
Current assets, excluding cash and cash equivalents	6,114
Deferred tax asset, current	1,124
Property, plant and equipment	17,269
Identifiable intangible assets	39,050
Other assets	1,518
Total assets acquired at fair value	94,117

Current liabilities	(19,009)
Long-term debt	(1,603)
Deferred tax liability, long-term	(9,138)
Other long-term liabilities	(7,397)
Total liabilities assumed	(37,147)

Net assets acquired	$56,970

The purchase price exceeded the fair value of the net assets acquired by $49,582, which was recorded as goodwill.

The consolidated results of operations do not include any revenues or expenses related to the LCA-Vision business on or prior to May 13, 2014, the consummation date of the acquisition. The Company’s unaudited pro-forma results for the three and six months ended June 30, 2014 and 2014 summarize the combined results of PhotoMedex and LCA-Vision in the following table, assuming the acquisition had occurred on January 1, 2013 and after giving effect to the acquisition adjustments, including amortization of the tangible and definite-lived intangible assets were acquired in the transaction:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net revenues	$61,170	$80,674	$136,776	$166,194
Net income (loss)	(14,734)	5,762	(16,747)	12,579
Net income (loss) per share:
Basic	$(0.79)	$0.28	$(0.89)	$0.61
Diluted	$(0.79)	$0.27	$(0.89)	$0.60
Shares used in calculating net income (loss) per share:
Basic	18,723,484	20,573,048	18,721,463	20,624,588
Diluted	18,723,484	21,033,349	18,721,463	21,084,889

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2013, nor to be indicative of future results of operations.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 3
Inventories, net:

	June 30, 2014	December 31, 2013
	(unaudited)
Raw materials and work in progress	$10,252	$12,631
Finished goods	15,366	14,916
Total inventories, net	$25,618	$27,547

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 4
Property and Equipment, net:

	June 30, 2014	December 31, 2013
	(unaudited)
Lasers-in-service	$23,540	$12,599
Equipment, computer hardware and software	5,725	4,730
Furniture and fixtures	1,343	705
Land and building	2,905	-
Leasehold improvements	5,725	534
	39,238	18,568
Accumulated depreciation and amortization	(10,100)	(8,079)
Property and equipment, net	$29,138	$10,489

Depreciation and related amortization expense was $2,390 and $1,343 for the six months ended June 30, 2014 and 2013, respectively.

Note 5
Patents and Licensed Technologies, net:

	June 30, 2014	December 31, 2013
	(unaudited)
Gross Amount beginning of period	$15,648	$15,411
Additions	98	171
Translation differences	107	66
Gross Amount end of period	15,853	15,648

Accumulated amortization	(5,893)	(4,816)

Patents and licensed technologies, net	$9,960	$10,832

Related amortization expense was $1,040 and $1,020 for the six months ended June 30, 2014 and 2013, respectively.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

Last six months of 2014	$1,062
2015	2,049
2016	2,059
2017	909
2018	899
Thereafter	2,982
Total	$9,960

Note 6
Goodwill and Other Intangible Assets, net:

As part of the purchase price allocation for the reverse acquisition in December 2011, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. As part of the provisional purchase price allocation for the LCA-Vision acquisition in May 2014, the Company recorded goodwill in the amount of $49,582, indefinite-lived intangibles in the amount of $29,850 and definite-lived intangibles in the amount of $9,200. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. The goodwill which was allocated to the activities of LCA-Vision was recognized as a new reportable segment (“Clinics”). Goodwill and the LCA-Vision trademark name have an indefinite useful life and therefore are not amortized as an expense, but is reviewed at least annually for impairment. The goodwill and other identifiable assets of LCA-Vision are subject to change based upon the final allocation of the purchase price. The purchase price intrinsically recognizes the benefits of leveraging under-utilized clinics by establishing XTRAC centers of excellence in key markets.

	Goodwill	Trademarks
Balance at January 1, 2014	$24,930	$-
Additions for LCA-Vision acquisition	49,582	29,850
Translation differences	498	-
Balance at June 30, 2014	$75,010	$29,850

The Company has no impairment loss on goodwill or indefinite-lived assets as of June 30, 2014.

Set forth below is a detailed listing of other definite-lived intangible assets:
	June 30, 2014
	(unaudited)
	Trademarks	Customer Relationships	Managed Care Network	Total
Gross Amount beginning of period	$5,772	$6,417	$-	$12,189
Additions	-	-	9,200	9,200
Translation differences	46	72	-	118
Gross Amount end of period	5,818	6,489	9,200	21,507

Accumulated amortization	(1,479)	(1,649)	(144)	(3,272)

Net Book Value	$4,339	$4,840	$9,056	$18,235

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	December 31, 2013

	Trademarks	Customer Relationships	Managed Care Network	Total
Gross Amount beginning of period	$5,744	$6,372	$-	$12,116
Translation differences	28	45	-	73
Gross Amount end of period	5772	6,417	-	12,189

Accumulated amortization	(1,178)	(1,310)	-	(2,488)

Net Book Value	$4,594	$5,107	$-	$9,701

Related amortization expense was $756 and $600 for the periods ended June 30, 2014 and 2013, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. “XTRAC”, “Neova” “Omnilux” and “Lumiere”). Additions to Trademarks include the tradename/trademark associated with LCA-Vision services. This tradename is considered to have an indefinite live. Managed Care Network relates to relationships with leading managed care providers (i.e. employee vision plans) that refers business to LCA-Vision. The Managed Care Network is to be amortized over a ten-year life.

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

Last six months of 2014	$1,175
2015	2,350
2016	2,350
2017	2,350
2018	2,350
Thereafter	7,660
Total	$18,235

Note 7
Accrued Compensation and related expenses:

	June 30, 2014	December 31, 2013
	(unaudited)
Accrued payroll and related taxes	$1,932	$707
Accrued vacation	442	290
Accrued commissions and bonus	1,600	2,233
Total accrued compensation and related expense	$3,974	$3,230

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8
Other Accrued Liabilities:

	June 30, 2014	December 31, 2013
	(unaudited)
Accrued warranty, current, see Note 1	$864	$1,094
Accrued taxes, net	1,753	1,023
Accrued sales returns (1)	6,547	16,046
Insurance liability reserves, current	805	-
Accrued enhancement expenses, current	836	-
Other accrued liabilities	5,162	3,869
Total other accrued liabilities	$15,967	$22,032

(1)	The activity in the sales returns liability account was as follows:

	Six Months Ended June 30,
	2014	2013
	(unaudited)	(unaudited)
Balance at beginning of year	$16,046	$11,901
Additions that reduce net sales	18,636	17,156
Deductions from reserves	(28,135)	(21,117)
Balance at end of period	$6,547	$7,940

Note 9
Long-Term Other Liabilities:

	June 30, 2014	December 31, 2013
	(unaudited)
Long-term insurance liability reserves, net of current portion	$5,305	$-
Accrued enhancement expenses, net of current portion	1,140	-
Other liabilities	834	61

Total long-term liabilities	$7,279	$61

Note 10
Long-term Debt:

In the following table is a summary of the Company’s long-term debt:

	June 30, 2014	December 31, 2013
	(unaudited)
Senior-secured credit facilities, net of unamortized debt discount of $606	$84,394	$-
Term note	-	10,000
Third-party debt	1,472	-
Sub-total	85,866	10,000
Less: current portion	85,185	10,000
Long-term debt	$681	$-

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Senior Secured Credit Facilities
On May 12, 2014, PhotoMedex, Inc. (the “Company”) entered into an $85 million senior secured credit facilities (“the Facilities”) with the lenders that are parties thereto (collectively, the “Lenders”) and JP Morgan Chase (“Chase”) as Administrative Agent for the Lenders.  The Facilities included a $10 million revolving credit facility and a $75 million four-year term loan. The Facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA-Vision, Inc. and for working capital and other general corporate purposes.

Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The Facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the Facilities.

There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of June 30, 2014, the Company failed to meet both financial covenants and is in default of the Facilities. On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and is engaging a third-party independent advisor to assist the Company in negotiating a longer term solution to the current default.  As a result of the default, the Lenders may accelerate the $85 million outstanding under the Facilities.  The Lenders also may increase the applicable interest on loans under the Facilities by 2%.  As of the date of this report, the Lenders have neither accelerated the outstanding amount nor increased the applicable interest but may do so in the future.

Term-Note Credit Facility
In December 2013, the Company, through its subsidiary, Radiancy, Inc., entered into a term-note facility with JP Morgan Chase (“Chase”). The facility has maximum principal amount of $15 million and is for a term of one year. As of December 31, 2013, the Company had total borrowings of $10 million under this facility. The stated interest rate for any draw under the credit facility was set as the greater of (i) prime rate, (ii) federal funds effective rate plus .5% or (iii) LIBOR plus 2.5%. Each draw has a repayment period of one year with principal due at maturity, although any draw may be paid early with penalty. This term-note was cancelled at the time the senior secured credit facilities were entered into.

Third-party debt
Through the acquisition of LCA-Vision, the Company assumed debt to a third party for purchases of equipment. LCA-Vision had outstanding debt related to the 2013 purchases of excimer lasers for all of the full-service vision centers. The terms of the financing are over an original 36-month term at a fixed interest rate of 3.5%. The financing agreement does not contain any financial covenants and is secured by the excimer lasers.

The following table summarizes the future minimum payments that the Company expects to make for long-term debt:

Last six months of 2014	$7,892
2015	17,405
2016	19,025
2017	20,900
2018	21,250
Total minimum payments	86,472

Less: unamortized discount	(606)

Present value of total minimum obligations	$85,866

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 11
Income Taxes:

The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).

The difference between the Company's effective tax rates for the three and six month periods ended June 30, 2014 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elected to file a U.S. consolidated income tax return. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the federal statutory rate (Israel 16% preferred income tax rate, 26.5% standard corporation tax rate and in the UK 20%).

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

Note 12
Commitments and contingencies:

With the acquisition of LCA-Vision, the Company has additional operating lease obligations. The total value of these lease obligations are $19,456, with $5,910 due less than 1 year; $9,149 due between 1 to 3 years; $3,693 due 3 to 5 years and $704 due more than 5 years from now.

The Company’s subsidiary, LCA-Vision, is in a business that results in malpractice lawsuits. LCA-Vison is insured through the captive insurance company to provide coverage for current claims brought against LCA-Vision. The captive insurance company is used for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company.

The loss reserves are based on the Company’s historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through June 30, 2014 could differ from the amounts recorded. At June 30, 2014, the Company maintained insurance reserves of $6,111 of which $805 is considered to be current. Although the insurance reserve reflects management’s best estimate of the amount of probable loss, management believes the range of loss that is reasonably possible to have been incurred to be approximately $4,383 to $12,758 at June 30, 2104. Any adjustments to these estimates are recorded in the period determined.

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

On March 28, 2014, the Court granted the Company’s motion and dismissed our parent company, PhotoMedex, from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted Radiancy’s motion for sanctions against Viatek. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex’s dismissal as a plaintiff; the Court has denied those appeals in their entirety. The Court also appointed a Special Master to oversee discovery. As of August 9, 2014, the case remains in the discovery phase of the litigation. Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company’s business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. An amended complaint was filed by the plaintiffs on April 15, 2014. The Company filed a motion to dismiss the case in its entirety; briefing continues on that motion. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Six putative class-action lawsuits were filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. Two of those suits were filed in the Court of Chancery of the State of Delaware and four were filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., and a mix of other defendants, including LCA’s chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” and “deal-protection” provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA’s Board breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants’ alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. The Ohio plaintiffs agreed to consolidate their suits and take the lead on this matter, although the Ohio Court did not formally consolidate the suits until April 24, 2014. The Delaware suits were consolidated on March 25, 2014; on or around that same date, the parties reached an agreement by which LCA and the other defendants agreed to produce certain discovery to the plaintiffs on an expedited basis. On April 30, 2014, the Ohio plaintiffs (with the Delaware plaintiffs’ concurrence) agreed to withdraw their motion for a preliminary injunction and not seek to enjoin the stockholder vote or the consummation of the merger in return for LCA’s agreement to make certain supplemental disclosures related to the merger. Those supplemental disclosures were filed by LCA under a Form 8-K on April 30, 2014. This agreement did not affect the terms of the Merger Agreement or the amount of consideration LCA stockholders will be entitled to receive in the merger. The Company intends to continue to vigorously defend itself in the lawsuits if the parties cannot enter into a formal stipulation of settlement. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated, as the cases have only been recently initiated and little discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters if the cases cannot be resolved.

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

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a putative class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Legal Remedies Act. The complaint seeks certification of the putative class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. Under Israeli procedures, an application is filed with the Court, the Company has 90 days to submit its response, and then the Court reviews the application and the response and determines whether to certify the application as a class action. The application, served by a shareholder of the Company, alleges various violations of the Israeli Securities Law 5728-1968, including that the Company and its officers made false and/or misleading statements or failed to disclose material facts in its public reports concerning the Company’s business, and therefore influenced the Company's share price. The plaintiff seeks class action status to include all purchasers of the Company’s stock between May 3, 2012 and November 6, 2013, specifying an amount in monetary damages of 145 Million New Israeli Shekels or $42,050,000. The plaintiff also seeks pre-and post-judgment interest and attorneys’ fees and other costs. The Company and its officers are already parties to a lawsuit containing similar allegations filed in the United States District Court for the Eastern District of Pennsylvania on December 20, 2013, and intend to vigorously defend themselves against both actions.  At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made and any damages stated by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters. From time to time in the ordinary course of our business, we and certain of our subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, and claims regarding false advertising and product efficacy which were already raised and reviewed in the Tria litigation. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation. Although we believe we have substantial defenses in these matters, we may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period.

Note 13
Employee Stock Benefit Plans:

Post-Reverse Merger
Following the closing of the December 2011 reverse acquisition, the previous Non-Employee Director Stock Option Plan of PhotoMedex (the acquired entity) was adopted by the group. This plan has authorized 120,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 14,578 shares were reserved for outstanding stock options. On July 31, 2014, the shareholders approved an increase in the authorized shares to 370,000 shares under the stock based benefit plan.

In addition, following the closing of the December 2011 reverse acquisition, the previous 2005 Equity Compensation Plan (“2005 Equity Plan”) of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 867,432 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,293,601 shares were reserved for outstanding options. On July 31, 2014, the shareholders approved an increase in the authorized shares to 6,000,000 shares under the stock based benefit plan.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2014 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2014	1,132,678	$16.51
Granted	180,500	14.11
Exercised	-	-
Cancelled	(4,999)	58.63
Outstanding, June 30, 2014	1,308,179	$16.02
Options exercisable at June 30, 2014	517,179	$16.45

At June 30, 2014, there was $9,693 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.8 years. The intrinsic value of options outstanding and exercisable at June 30, 2014 was not significant.

The Company calculates expected volatility for a share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the three and six months ended June 30, 2014, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Risk-free interest rate	2.21%	2.17%
Volatility	76.61%	78.41%
Expected dividend yield	0%	0%
Expected life	5.5 years	5.5 years
Estimated forfeiture rate	0%	0%

With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On April 17, 2014, the Company issued 5,000 shares of common stock to a non-employee director for an aggregate fair value of $75.

On May 12, 2014, the Company granted 141,337 restricted stock units to three LCA employees as part of their respective employment agreements related to the acquisition. These restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a three-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock on the date of issuance less the value paid for the award. The Company also granted an aggregate of 109,000 options to purchase common stock to a number of employees with a strike price of $13.70, which was higher than the quoted market value of our stock at the date of grants. The options vest over four years and expire ten years from the date of grant. The aggregate fair value of the options granted was $975.

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

Total stock based compensation expense was $2,556 and $2,584 for the six months ended June 30, 2014 and 2013, including amounts relating to consultants.

Note 14
Business Segments and Geographic Data:

Following the acquisition of LCA-Vision, the Company’s business was aligned into four operating segments based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat-based products and LED products. The Clinics segment generates revenues from services performed and products sold in our vision centers. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2014 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics	Total
Revenues	$28,453	$8,607	$1,917	$13,143		$52,120
Costs of revenues	3,983	3,425	1,361	8,883		17,652
Gross profit	24,470	5,182	556	4,260		34,468
Gross profit %	86.0%	60.2%	29.0%	32.4%		66.1%

Allocated operating expenses:
Engineering and product development	305	257	161	-		723
Selling and marketing expenses	23,223	4,268	274	2,655		30,420

Unallocated operating expenses	-	-	-	-		11,452
	23,528	4,525	435	2,655		42,595
Income (loss) from operations	942	657	121	1,605		(8,127)

Interest and other financing expense, net	-	-	-	-		(175)

Net income (loss) before taxes	$942	$657	$121	$1,605	$	(8,302)

Three Months Ended June 30, 2013 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics	Total
Revenues	$48,673	$7,376	$2,016	$-	$58,065
Costs of revenues	7,174	3,014	1,202	-	11,390
Gross profit	41,499	4,362	814	-	46,675
Gross profit %	85.3%	59.1%	40.4%	N/A	80.4%

Allocated operating expenses:
Engineering and product development	279	317	218	-	814
Selling and marketing expenses	26,703	3,233	532	-	30,468

Unallocated operating expenses	-	-	-	-	6,268
	26,982	3,550	750	-	37,550
Income from operations	14,517	812	64	-	9,125

Interest and other financing expense, net	-	-	-	-	(134)

Net income before taxes	$14,517	$812	$64	$-	$8,991

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Six Months Ended June 30, 2014 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics	Total
Revenues	$69,323	$15,826	$3,903	$13,143	$102,195
Costs of revenues	10,233	6,255	2,626	8,883	27,997
Gross profit	59,090	9,571	1,277	4,260	74,198
Gross profit %	85.2%	60.5%	32.7%	32.4%	72.6%

Allocated operating expenses:
Engineering and product development	592	567	359	-	1,518
Selling and marketing expenses	50,381	8,279	731	2,655	62,046

Unallocated operating expenses	-	-	-	-	19,039
	50,973	8,846	1,090	2,655	82,603
Income from operations	8,117	725	187	1,605	(8,405)

Interest and other financing expense, net	-	-	-	-	(321)

Net income (loss)before taxes	$8,117	$725	$187	$1,605	$(8,726)

Six Months Ended June 30, 2013 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics	Total
Revenues	$97,733	13,331	$4,217	$-	$115,281
Costs of revenues	14,691	5,945	2,620	-	23,256
Gross profit	83,042	7,386	1,597	-	92,025
Gross profit %	85.0%	55.4%	37.9%	N/A	79.8%

Allocated operating expenses:
Engineering and product development	497	641	449	-	1,587
Selling and marketing expenses	52,334	6,407	1,053	-	59,794

Unallocated operating expenses	-	-	-	-	11,927
	52,831	7,048	1,502	-	73,308
Income from operations	30,211	338	95	-	18,717

Interest and other financing expense, net	-	-	-	-	(3)

Net income before taxes	$30,211	$338	$95	$-	$18,714

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the three and six months ended June 30, 2014 and 2013 (unaudited), net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
North America 1	$41,803	$42,033	$81,776	$86,932
Asia Pacific 2	2,638	9,440	5,015	15,202
Europe (including Israel)	7,084	5,861	14,492	11,494
South America	595	731	912	1,653
	$52,120	$58,065	$102,195	$115,281

1 United States	$38,612	$37,329	$73,379	$75,336
1 Canada	$3,191	$4,704	$8,397	$11,596
2 Japan	$290	$7,452	$988	$11,715

As of June 30, 2014 and December 31, 2013, long-lived assets by geographic area were as follows:

	June 30, 2014	December 31, 2013
	(unaudited)
North America	$27,859	$9,119
Asia Pacific	4	-
Europe (including Israel)	1,270	1,370
South America	5	-
	$29,138	$10,489

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 15
Significant Customer Concentration:

No customer was more than 10% of total company revenues for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, there were two customers more than 10% of revenues.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Customer A	11%	11%
Customer B	12%	9%

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
•
A full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution; and

•
Gaining market share in the competitive laser vision correction space through adaptation of the Company’s established marketing methodologies as well as establishing XTRAC centers of excellence in key markets where our clinics exist and thereby leverage under-utilized capacity at these clinics.

We believe that we are one of only a few aesthetic companies to have succeeded in taking professional technologies geared toward physicians and med spas and adapting them for the home-use market. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.

Key Technology Platforms and Brands

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

•
LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours. The technology is also used in the no!no! Glow™, which is a 510(k)-cleared device and is a miniaturized LHE device also delivering anti-aging benefits for the at-home consumer in a hand-held size.

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

•
LASIK Plus®. We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis (“LASIK”), which we began performing in the United States in 1996.

As of June 30, 2014, we operated 60 LasikPlus fixed-site laser vision correction centers, generally located in metropolitan markets in the United States consisting of 51 full-service LasikPlus fixed-site laser vision correction centers and nine pre- and post-operative LasikPlus satellite vision centers. Included in the 51 full-service vision centers are four vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in 2011, we began offering refractive lens and cataract services in certain of our existing markets.

Our revenue generation is categorized as Consumer, Physician-Recurring, Professional or Clinics. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 5 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

We continue to develop and add to our marketing programs (in types of creative, languages, and media formats – print, online, radio, and TV) to effectively reach the large population groups where we have expanded our sales efforts, including: the United States with approximately 318 million people; Japan with a population of approximately 127 million people; Brazil (pop.187 million); Germany (pop. 81 million); United Kingdom (pop. 64 million); Columbia (pop. 47 million); Canada (pop. 35 million); Australia (pop. 23 million) and Hong Kong (pop. 7 million).

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $21 million and $35 million for the three months ended June 30, 2014 and 2013, respectively. Our consumer distribution segment in North America had sales of approximately $54 million and $74 million for the six months ended June 30, 2014 and 2013, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Nordstrom, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $8 million and $13 million for the three months ended June 30, 2014 and 2013, respectively. In the international consumer segment, sales were approximately $16 million and $23 million for the six months ended June 30, 2014 and 2013, respectively. We utilize various sales and marketing methods including those focused on direct-to-consumer sales, customers of retailers and home shopping channels as well as supporting our third-party distributor partners in certain countries. Our main international markets are Asia, Europe, Australia and South America.

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

We intend to expand this business model outside North America. We have initiated this activity by setting up subsidiaries in India and Korea with the intent of commencing operations to develop recurring revenue opportunities using our phototherapy technologies including XTRAC and VTRAC.

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

Clinics

Revenues generated in the Clinics segment is substantially derived from the delivery of laser vision correction procedures performed in our U.S. vision centers. With the acquisition of LCA-Vision, we operate 60 LasikPlus® vision centers in the U.S: 51 full-service LasikPlus® fixed-site laser vision corrections centers and nine LasikPlus® satellite centers. We included in the 60 vision centers four vision centers owned and operated by ophthalmologists who license our trademarks. The satellite vision centers perform pre-operative and post-operative exams, providing added convenience for patients who live considerable distances from our full-service LasikPlus® vision centers in that market. We have also been working to establish and expand a partner network of eye care professionals to share patients who desire to have laser vision correction and other refractive surgeries.

These revenues are dependent on the volume of procedures and the mix of procedures among the different types of laser technology. The procedures are impacted by a number of factors, including the following:

•	General economic conditions and consumer confidence and discretionary spending levels;
•	Our ability to generate customers through our arrangements with vision plans, direct-to-consumer advertising, word-of-mouth referrals, and our partner network relationships;
•	The availability of patient financing;
•	Government mandated limits on flexible spending accounts
•	Our ability to manage equipment and operating costs; and
•	The impact of competitors and discounting practices in our industry.

Sales and Marketing

As of June 30, 2014, our sales and marketing personnel consisted of 97 full-time positions.

Critical Accounting Policies and Estimates

LCA-Vision Patient Receivables and Allowance for Doubtful Accounts
We, through our subsidiary LCA-Vision, provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of the variable costs, and then generally the remainder of the payments are automatically deducted from the patient’s bank account over a period of 12 to 36 months. We record an allowance for doubtful accounts based on a best estimate of the amount of probable credit losses from the patient financing program. Each month, management reviews and adjusts the allowance based upon past experience with patient financing. We charges-off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient collectability rates, recent default activity and the current credit environment.

For our patients that we internally finance, we charges interest at market rates.

Accrued Enhancement Expense
We include participation in our LasikPlus Advantage Plan® (acuity program) in the base surgical price for substantially all of our patients. Under the acuity program, if determined to be medically appropriate, we provide post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under this pricing structure, we account for the acuity program as a warranty obligation. Accordingly, we accrue the costs expected to be incurred to satisfy the obligation as a liability and direct cost of service at the point of sale given our ability to estimate reasonably such costs based on historical trends and the satisfaction of all other revenue recognition criteria.

This estimate is reviewed throughout the year with consideration to factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.

Insurance Reserves
We, through our subsidiary LCA-Vision, maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists. In addition, the captive insurance company’s charter allows it to provide professional liability insurance for our ophthalmologists, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company. Since the captive insurance company is wholly-owned enterprise so it is included in our consolidated financial statements. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience.

Other than those noted above, there have been no additional changes to our critical accounting policies and estimates in the three and six months ended June 30, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our four business segments for the periods indicated below:

	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$28,453	$-	$-	$28,453	$48,673	$-	$-	$48,673
Physician Recurring	3,106	5,501	-	8,607	3,352	4,024	-	7,376
Professional	1,917	-	-	1,917	2,016	-	-	2,016
Clinics	-	-	13,143	13,143	-	-	-	-

Total Revenues	$33,476	$5,501	$13,143	$52,120	$54,041	$4,024	$-	$58,065

	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$69,323	$-	$-	$69,323	$97,733	$-	$-	$97,733
Physician Recurring	5,915	9,911	-	15,826	6,738	6,593	-	13,331
Professional	3,903	-	-	3,903	4,217	-	-	4,217
Clinics	-	-	13,143	13,143	-	-	-	-

Total Revenues	$79,141	$9,911	$13,143	$102,195	$108,688	$6,593	$-	$115,281

We completed the acquisition of LCA-Vision on May 12, 2014 and as such, these revenues are included only for the period of May 13, 2014 through June 30, 2014. There are no corresponding revenues for the three and six months ended June 30, 2013.

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Direct-to-consumer	$21,846	$30,320	$52,632	$62,042
Distributors	711	8,435	1,339	13,726
Retailers and home shopping channels	5,896	9,918	15,352	21,965

Total Consumer Revenues	$28,453	$48,673	$69,323	$97,733

For the three months ended June 30, 2014, consumer products revenues were $28,453 compared to $48,673 in the three months ended June 30, 2013. For the six months ended June 30, 2014, consumer products revenues were $69,323 compared to $97,733 in the six months ended June 30, 2013. The decreases of 41.5% and 29.1% during the periods, respectively was mainly due to the following reasons:

•
Direct to Consumer. Revenues for the three months ended June 30, 2014 were $21,846 compared to $30,320 for the same period in 2013. Revenues for the six months ended June 30, 2014 were $52,632 compared to $62,042 for the same period in 2013. The decreases in revenues of 28% and 15%, respectively, were due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 8 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•
Retailers and Home Shopping Channels. Revenues for the three months ended June 30, 2014 were $5,896 compared to $9,918 for the same period in 2013. Revenues for the six months ended June 30, 2014 were $15,352 compared to $21,965 for the same period in 2013. The decreases of 41% and 30%, respectively, were mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the UK.

•
Distributors Channels. Revenues for the three months ended June 30, 2014 were $711 compared to $8,435 for the same period in 2013. Revenues for the six months ended June 30, 2014 were $1,339 compared to $13,726 for the same period in 2013. The decreases in revenues of 92% and 90% were due to our distributor in Japan who modified its business model during 2013, affecting its role in the supply chain between its manufacturers and the Japan retailers they supply and causing revenues from our Japan distributor to decrease to $11 and $161 for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2013, the revenues from our Japan distributor were $6,983 and $10,868, respectively. During the fourth quarter of 2013, we terminated our distribution agreement with the Japan distributor.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
North America	$20,564	$35,042	$53,734	$74,267
International	7,889	13,631	15,589	23,466

Total Consumer Revenues	$28,453	$48,673	$69,323	$97,733

•
International revenues, excluding the decrease in Japan, increased by $1,241 and $2,991 for the three and six month periods, which was partially due to our expansion in new international markets including Brazil, Germany, Hong Kong and Columbia.

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
XTRAC Treatments	$5,501	$4,024	$9,911	$6,593
Neova skincare	1,888	2,142	3,815	4,368
Surgical products	489	482	885	1,002
Other	729	728	1,215	1,368

Total Physician Recurring Revenues	$8,607	$7,376	$15,826	$13,331

XTRAC Treatments

Recognized treatment revenue for the three months ended June 30, 2014 was $5,501, which approximates 79,000 treatments, with prices between $65 to $95 per treatment, compared to recognized treatment revenues for the three months ended June 30, 2013 was $4,024, which approximates 57,000 treatments with prices between $65 to $85 per treatment. Recognized treatment revenue for the six months ended June 30, 2014 was $9,911, which approximates 142,000 treatments, with prices between $65 to $95 per treatment, compared to recognized treatment revenues for the three months ended June 30, 2013 was $6,593, which approximates 94,000 treatments with prices between $65 to $85 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have historically employed a direct sales force marketing primarily to dermatologists to create awareness of the XTRAC therapy. Beginning in 2012 we initiated direct to patient XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.

We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended June 30, 2014, we recognized net revenues of $26 under this approach compared to deferred net revenues of $72 for the three months ended June 30, 2013. For the six months ended June 30, 2014, we deferred net revenues of $55 under this approach compared to deferred net revenues of $217 for the six months ended June 30, 2013.

NEOVA skincare

For the three months ended June 30, 2014, revenues were $1,888 compared to $2,142 for the three months ended June 30, 2013. For the six months ended June 30, 2014, revenues were $3,815 compared to 4,368 for the six months ended June 30, 2013. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
North America	$7,695	$6,599	$14,084	$11,761
International	912	777	1,742	1,570

Total Physicians Recurring Revenues	$8,607	$7,376	$15,826	$13,331

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Dermatology equipment	$978	$1,042	$2,193	$2,119
LHE equipment	486	624	956	1,402
Other equipment	453	350	754	696

Total Professional Revenues	$1,917	$2,016	$3,903	$4,217

Dermatology equipment

For the three months ended June 30, 2014 and 2013, dermatology equipment revenues were $978 and $1,042, respectively. For the six months ended June 30, 2014 and 2013, dermatology equipment revenues were $2,193 and $2,119, respectively. There were no domestic XTRAC laser sales for the three and six months ended June 30, 2014 and 2013. We sell the laser directly to the customer only for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold nineteen systems for the three months ended June 30, 2014, six of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors’ international dermatology equipment and below our XTRAC laser. We sold thirty-one systems for the three months ended June 30, 2013, eighteen of which were VTRAC systems. We sold fifty-two systems for the six months ended June 30, 2014, twenty-six of which were VTRAC systems. We sold sixty-four systems for the six months ended June 30, 2013, thirty-eight of which were VTRAC systems.

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended June 30, 2014 and 2013, LHE® brand products revenues were $486 and $624, respectively. For the six months ended June 30, 2014 and 2013, LHE® brand products revenues were $956 and $1,402, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
North America	$421	$465	$834	$985
International	1,496	1,551	3,069	3,232

Total Professional Revenues	$1,917	$2,016	$3,903	$4,217

Clinics Segment

The following table illustrates the key changes in the revenues of the Clinics segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Clinics revenues	$13,143	$-	$13,143	$-
Amortization of prior deferred revenues	-	-	-	-

Total Clinics Revenues	$13,143	$-	$13,143	$-

The procedure volume for the period ended June 30 2014 was 7,549. All revenues in this segment are generated through the LCA-Vision products and services. Since we completed the acquisition on May 12, 2014 and in accordance with generally accepted accounting principles these revenues are included only for the period of May 13, 2014 through June 30, 2014. There are no corresponding revenues for the three and six months ended June 30, 2013.

Cost of Revenues: all segments

The following table presents revenues from our four business segments for the periods indicated below:

	For the Three Months Ended June 30, 2014				For the Three Months Ended June 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$3,983	$-	$-	$3,983	$7,174	$-	$-	$7,174
Physician Recurring	1,530	1,895	-	3,425	1,557	1,457	-	3,014
Professional	1,361	-	-	1,361	1,202	-	-	1,202
Clinics	-	-	8,883	8,883	-	-	-	-

Total Revenues	$6,874	$1,895	$8,883	$17,652	$9,933	$1,457	$-	$11,390

	For the Six Months Ended June 30, 2014				For the Six Months Ended June 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$10,233	$-	$-	$10,233	$14,691	$-	$-	$14,691
Physician Recurring	2,623	3,632	-	6,255	2,857	3,088	-	5,945
Professional	2,626	-	-	2,626	2,620	-	-	2,620
Clinics	-	-	8,883	8,883	-	-	-	-

Total Revenues	$15,482	$3,632	$8,883	$27,997	$20,168	$3,088	$-	$23,256

Overall, excluding the clinics cost of revenues, cost of revenues has decreased due to the related decreases in the consumer and professional revenues. We completed the acquisition of LCA-Vision on May 12, 2014 and as such, these cost of revenues are included only for the period of May 13, 2014 through June 30, 2014. There are no corresponding cost of revenues for the three and six months ended June 30, 2013.

Gross Profit Analysis

Gross profit decreased to $34,468 for the three months ended June 30, 2014 from $46,675 during the same period in 2013. As a percentage of revenues, the gross margin was 66.1% for the three months ended June 30, 2014 and from 80.4% for the same period in 2013.

Gross profit decreased to $74,198 for the six months ended June 30, 2014 from 92,025 during the same period in 2013. As a percentage of revenues, the gross margin was 72.6% for the six months ended June 30, 2014 and from 79.8% for the same period in 2013.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$52,120	$58,065	$102,195	$115,281
Percent decrease	(10.2%)		(11.4%)
Cost of revenues	17,652	11,390	27,997	23,256
Percent increase	55.0%		20.4%
Gross profit	$34,468	$46,675	$74,198	$92,025
Gross margin percentage	66.1%	80.4%	72.6%	79.8%

The primary reasons for the changes in gross profit for the three and six months ended June 30, 2014, compared to the same period in 2013, were due mainly to decreases in consumer revenues. Offsetting this, the Physician Recurring segment, which has a lower margin than the Consumer segment, had 37% and 50% greater revenues than the prior year periods, respectively, with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment. In addition, with the completion of the acquisition of LCA-Vision, we now have the Clinics segment which has typically lower gross margin percentages than our other segments due to the fixed costs associated with operating 60 facilities. The activities of LCA-Vision are included for the period of May 13, 2014 through June 30, 2014. There is no corresponding activity in the three and six months ended June 30, 2013.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$28,453	$48,673	$69,323	$97,733
Percent decrease	(41.5%)		(29.1%)
Cost of revenues	3,983	7,174	10,233	14,691
Percent decrease	(44.5%)		(30.3%)
Gross profit	$24,470	$41,499	$59,090	$83,042
Gross margin percentage	86.0%	85.3%	85.2%	85.0%

Gross profit for the three and six months ended June 30, 2014 decreased by $17,029 and $23,952, respectively, from the comparable periods in 2013. The key factors for these decreases were due to the following:

•
The Consumer segment had decreases in revenues in the three and six months ended June 30, 2014 compared to the prior year periods. This segment provides the highest gross margin of our segments, so changes to these revenues significantly impact our overall gross margin.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$8,607	$7,376	$15,826	$13,331
Percent increase	16.7%		18.7%
Cost of revenues	3,425	3,014	6,255	5,945
Percent increase	13.6%		5.2%
Gross profit	$5,182	$4,362	$9,571	$7,386
Gross margin percentage	60.2%	59.1%	60.5%	55.4%

Gross profit for the three and six months ended June 30, 2014 increased by $820 and $2,185, respectively, from the comparable periods in 2013. The primary reason for the increased gross margins is the increase in number of XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$1,917	$2,016	$3,903	$4,217
Percent decrease	(4.9%)		(7.4%)
Cost of revenues	1,361	1,202	2,626	2,620
Percent increase	13.2%		(0.2%)
Gross profit	$556	$814	$1,277	$1,597
Gross margin percentage	29.0%	40.4%	32.7%	37.9%

Gross profit for the three and six months ended June 30, 2014 decreased by $258 and $320, respectively, from the comparable periods in 2013. The key factor for the decreases was the decreases in revenues for each product type.

The following table analyzes the gross profit for our Clinics segment for the periods presented below:

Clinics Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$13,143	$-	$13,143	$-
Percent decrease	100.0%		100.0%
Cost of revenues	8,883	-	8,883	-
Percent increase	100.0%		100.0%
Gross profit	$4,260	$-	$4,260	$-
Gross margin percentage	32.4%	N/A	32.4%	N/A

The Clinics segment consists of the activities of LCA-Vision which have been included after the completion of the acquisition on May 12, 2014, or the period of May 13, 2014 through June 30, 2014. There is no corresponding activities in the three and six months ended June 30, 2013.

The costs of revenues for the Clinics segment consist of:

•
Medical professional and license fees, including per procedure fees for the ophthalmologists performing laser vision correction and other services, and per procedure license fees paid to the equipment suppliers of our excimer and femtosecond lasers;

•
Direct costs of services, including the salary component of physician compensation for certain physicians employed by us, staff compensation, facility costs of operating laser vision correction centers, equipment lease and maintenance costs, medical malpractice insurance costs, surgical supplies, financing charges for third-party patient financing, and other costs related to revenues; and

•	Depreciation of equipment and leasehold improvements.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2014 decreased to $723 from $814 for the three months ended June 30, 2013. Engineering and product development expenses for the six months ended June 30, 2014 decreased to $1,518 from $1,587 for the six months ended June 30, 2013. The majority of this expense relates to the salaries of our worldwide engineering and product development team and is in line with the prior year.

Selling and Marketing Expenses

For the three months ended June 30, 2014, selling and marketing expenses decreased to $30,420 from $30,468 for the three months ended June 30, 2013. The decrease was primarily for the following reasons:

•
We decreased no!no! Hair Removal direct to consumer advertising by approximately $3,775 in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•
Offsetting the above decrease, media buying and advertising expenses in the three months ended June 30, 2014 were 36.3% of total revenues compared to 29.5% of total revenues in the three months ended June 30, 2013. There was change in mix of revenues particularly as a result of the decrease in revenues from our Japan distributor. These distributor revenues require substantially less sales and marketing costs than what is required in the direct channel. Direct to consumer revenues are 41.9% of total revenues for the three months ended June 30, 2014 compared to 52.2% of total revenues for the three months ended June 30, 2013. In addition, we added new initiatives to support Neova, Kyrobak, XTRAC therapy, as well as no!no! hair in Brazil and Germany spending approximately $2,930 compared to $1,131 for the three months ended June 30, 2013.

•
In addition, there was an increase of approximately $2,655 in costs from LCA-Vision reflecting activities from the acquisition date thru June 30, 2014. Consequently, there were no corresponding sales and marketing expenses related to LCA-Vision for the period ended June 30, 2013.

For the six months ended June 30, 2014, selling and marketing expenses increased to $62,046 from $59,794 for the six months ended June 30, 2013. The increase was primarily for the following reasons:

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

•
Media buying and advertising expenses in the six months ended June 30, 2014 were 36.9% of total revenues compared to 27.9% of total revenues in the six months ended June 30, 2013. The factors listed above as well as the change in mix of revenues particularly as a result of the decrease in revenues from our Japan distributor. These distributor revenues require substantially less sales and marketing costs than what is required in the direct channel. Direct to consumer revenues 51.5% of total revenues for the six months ended June 30, 2014 compared to 53.8% of total revenues for the six months ended June 30, 2013. In addition, we added new initiatives to support Neova, Kyrobak, XTRAC therapy, as well as no!no! hair in Brazil and Germany spending approximately $5,268 compared to $1,664 for the six months ended June 30, 2013.

•
In addition, there was an increase of approximately $2,655 in costs from LCA-Vision reflecting activities from the acquisition date thru June 30, 2014. Consequently, there were no corresponding sales and marketing expenses related to LCA-Vision for the period ended June 30, 2013.

General and Administrative Expenses

For the three months ended June 30, 2014, general and administrative expenses increased to $11,452 from $6,268 for the three months ended June 30, 2013. The increase was due to the following reasons:

•	We have recorded $1,959 in costs related to the acquisition of LCA Vision.
•	We have had an increase in bad debt expenses related to both the Canada and Germany markets of approximately $1,632.
•	We have recorded $501 in costs related to the various litigations.
•
There was an increase of $1,382 in costs related to LCA-Vision. As we completed the acquisition on May 12, 2014 these expenses were included only for the period of May 13, 2014 through June 30, 2014. There were no corresponding expenses in our financial statements for the three months ended June 30, 2104.

For the six months ended June 30, 2014, general and administrative expenses increased to $19,039 from $11,927 for the six months ended June 30, 2013. The increase was due to the following reasons:

•	We have recorded $2,865 in costs related to the acquisition of LCA Vision.
•	We have had an increase in bad debt expenses related to both the Canada and Germany markets of approximately $1,632.
•	We have recorded $1,394 in costs related to the various litigations.
•
There was an increase of $1,382 in costs related to LCA-Vision. As we completed the acquisition on May 12, 2014 these expenses were included only for the period of May 13, 2014 through June 30, 2014. There were no corresponding expenses in our financial statements for the three months ended June 30, 2104.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended June 30, 2014 increased to $175, as compared to $134 for the three months ended June 30, 2013. Net interest and other financing expense for the six months ended June 30, 2014 increased to $321, as compared to $3 for the six months ended June 30, 2013. The increase is partially due to an increase in interest expense of $505 and $547, respectively, for the three and six months ended June 30, 2014. The interest expense related to the long term debt and the amortization of the related debt costs that was entered into in May 2014. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is the each subsidiaries’ respective local currency.

Taxes on Income, Net

For the three months ended June 30, 2014, the net taxes on income amounted to a benefit of $822 as compared to an expense of $1,897 for the three months ended June 30, 2013. For the six months ended June 30, 2014, the net taxes on income amounted to a benefit of $901 as compared to an expense of $4,408 for the six months ended June 30, 2013.

Net Income

The factors described above resulted in net loss of $7,480 during the three months ended June 30, 2014, as compared to net income of $7,094 during the three months ended June 30, 2013, a decrease of 205%. The factors described above resulted in net loss of $7,825 during the six months ended June 30, 2014, as compared to net income of $14,306 during the six months ended June 30, 2013, a decrease of 155%.

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
	For the Three Months ended June 30,
	2014		2013	Change

Net income	$	(7,480)	$7,094		$(14,574)

Adjustments:
Depreciation and amortization		2,550	1,516		1,034
Interest expense, net		509	4		505
Income tax expense (benefit)		(822)	1,897		(2,719)

EBITDA		(5,243)	10,511		(15,754)

Stock-based compensation expense		1,294	1,294		-
Acquisition costs		1,959	-		1,959
Major litigation		501	-		501
Extraordinary items		1,632	-		1,632

Non-GAAP adjusted income		$143	$11,805	$	(11,662)

	For the Six Months ended June 30,
	2014		2013	Change

Net income	$	(7,825)	$14,306		$(22,131)

Adjustments:
Depreciation and amortization		4,186	2,959		1,227
Interest expense, net		556	9		547
Income tax expense (benefit)		(901)	4,408		(5,309)

EBITDA		(3,984)	21,682		(25,666)

Stock-based compensation expense		2,556	2,584		(28)
Acquisition costs		2.865	-		2,865
Major litigation		1,394	-		1,394

Non-GAAP adjusted income		$2,831	$24,266	$	(21,435)

Liquidity and Capital Resources

At June 30, 2014, our current ratio was 0.88 compared to 2.46 at December 31, 2013. As of June 30, 2014 we had ($15,428) of working capital compared to $83,058 as of December 31, 2013. Cash and cash equivalents were $36,662 as of June 30, 2014, as compared to $45,388 as of December 31, 2013. In addition, we had $14,113 in short term bank deposits as of December 31, 2013.

On May 12, 2014, PhotoMedex, Inc. (the “Company”) entered into an $85 million senior secured credit facilities (“the Facilities”) with the lenders that are parties thereto (collectively, the “Lenders”) and JP Morgan Chase (“Chase”) as Administrative Agent for the Lenders.  The Facilities included a $10 million revolving credit facility and a $75 million four-year term loan. The Facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA-Vision, Inc. and for working capital and other general corporate purposes.

Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The Facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the Facilities.

There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of June 30, 2014, the Company failed to meet both financial covenants and is in default of the Facilities. On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and is engaging a third-party independent advisor to assist the Company in negotiating a longer term solution to the current default.  As a result of the default, the Lenders may accelerate the $85 million outstanding under the Facilities.  The Lenders also may increase the applicable interest on loans under the Facilities by 2%.  As of the date of this report, the Lenders have neither accelerated the outstanding amount nor increased the applicable interest but may do so in the future.

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

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the third quarter of 2015.

Net cash and cash equivalents used in operating activities was $15,159 for the six months ended June 30, 2014 compared to cash provided by of $9,521 for the six months ended June 30, 2013.

Net cash and cash equivalents used in investing activities was $67,155 for the six months ended June 30, 2014 compared to $6,539 for the six months ended June 30, 2013. This was primarily due to the acquisition of LCA-Vision, net of cash received and the increase in the placement of lasers into service for the six months ended June 30, 2014. These decreases were partially offset by the sales of short-term investments.

When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.

Net cash and cash equivalents used by financing activities was $73,439 for the six months ended June 30, 2014 compared to $5,790 for the six months ended June 30, 2013. In the six months ended June 30, 2014, we had net receipts on credit facilities of $75,000 on term debt and $451 for certain notes payable.

Commitments and Contingencies

With the LCA-Vision acquisition, we have acquired additional operating lease obligations. See the following table:

	Total	Less than 1 year	1 -3 years	3 – 5 years	More than 5 years
Operating lease obligations	$19,456	$5,910	$9,149	$3,693	$704

There were no additional items, then noted above, that significantly impacted our commitments and contingencies as discussed in the notes to our 2013 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2014, we had no off-balance sheet arrangements.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and six months ended June 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2013.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

As of May 12, 2014, the case remains in the discovery phase of the litigation. Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted Radiancy’s motion for sanctions against Viatek. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex’s dismissal as a plaintiff; the Court has denied those appeals in their entirety. The Court also appointed a Special Master to oversee discovery. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company’s business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. An amended complaint was filed by the plaintiffs on April 15, 2014. The Company filed a motion to dismiss the case in its entirety; briefing continues on that motion. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Six putative class-action lawsuits were filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. Two of those suits were filed in the Court of Chancery of the State of Delaware and four were filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., and a mix of other defendants, including LCA’s chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” and “deal-protection” provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA’s Board breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants’ alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. The Ohio plaintiffs agreed to consolidate their suits and take the lead on this matter, although the Ohio Court did not formally consolidate the suits until April 24, 2014. The Delaware suits were consolidated on March 25, 2014; on or around that same date, the parties reached an agreement by which LCA and the other defendants agreed to produce certain discovery to the plaintiffs on an expedited basis. On April 30, 2014, the Ohio plaintiffs (with the Delaware plaintiffs’ concurrence) agreed to withdraw their motion for a preliminary injunction and not seek to enjoin the stockholder vote or the consummation of the merger in return for LCA’s agreement to make certain supplemental disclosures related to the merger. Those supplemental disclosures were filed by LCA under a Form 8-K on April 30, 2014. This agreement did not affect the terms of the Merger Agreement or the amount of consideration LCA stockholders will be entitled to receive in the merger. The Company intends to continue to vigorously defend itself in the lawsuits if the parties cannot enter into a formal stipulation of settlement. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated, as the cases have only been recently initiated and little discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters if the cases cannot be resolved.

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

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a putative class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! Hair products.  It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act.  The complaint seeks certification of the putative class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs.  Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. Under Israeli procedures, an application is filed with the Court, the Company has 90 days to submit its response, and then the Court reviews the application and the response and determines whether to certify the application as a class action. The application, served by a shareholder of the Company, alleges various violations of the Israeli Securities Law 5728-1968, including that the Company and its officers made false and/or misleading statements or failed to disclose material facts in its public reports concerning the Company’s business, and therefore influenced the Company's share price. The plaintiff seeks class action status to include all purchasers of the Company’s stock between May 3, 2012 and November 6, 2013, specifying an amount in monetary damages of 145 Million New Israeli Shekels or $42,050,000. The plaintiff also seeks pre-and post-judgment interest and attorneys’ fees and other costs. The Company and its officers are already parties to a lawsuit containing similar allegations filed in the United States District Court for the Eastern District of Pennsylvania on December 20, 2013, and intend to vigorously defend themselves against both actions.  At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made and any damages stated by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

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

ITEM 1A. Risk Factors

Due to the completion of our acquisition of LCA-Vision on May 12, 2014, the risk factors described in Item 1A of the Form 10-K filed by LCA-Vision on March 12, 2014 are incorporated into this 10-Q by reference.

As of June 30, 2014, our other risk factors have not changed materially from the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception identified in ITEM 3 below.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities.

On May 12, 2014, PhotoMedex, Inc. (the “Company”) entered into an $85 million senior secured credit facilities (“the Facilities”) with the lenders that are parties thereto (collectively, the “Lenders”) and JP Morgan Chase (“Chase”) as Administrative Agent for the Lenders.  The Facilities included a $10 million revolving credit facility and a $75 million four-year term loan. The Facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA-Vision, Inc. and for working capital and other general corporate purposes.

Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The Facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the Facilities.

There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of June 30, 2014, the Company failed to meet both financial covenants and is in default of the Facilities. On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and is engaging a third-party independent advisor to assist the Company in negotiating a longer term solution to the current default.  As a result of the default, the Lenders may accelerate the $85 million outstanding under the Facilities.  The Lenders also may increase the applicable interest on loans under the Facilities by 2%.  As of the date of this report, the Lenders have neither accelerated the outstanding amount nor increased the applicable interest but may do so in the future.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

On August 5, 2014, each of Dr. Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer, entered into Amended and Restated Employment Agreements with the Company. The previous amended and restated employment agreements for both executives were due to expire on December 13, 2014 and required the Board to provide notice to the executives on or before October 1, 2014 of its intent in dealing with the expiring contracts. The new Agreements, which are restatements of the 2011 employment agreements, take effect on the date of signing and expire December 31, 2018.

Under the new Agreements, the annual base salaries for Dr. Rafaeli and Mr. McGrath will be $495,000 and $395,000, respectively.

During his employment, Dr. Rafaeli will be eligible to receive a quarterly cash bonus (the “1st Tier Cash Bonus”) equal to 1% of the Company’s sales during that quarter, provided that the total 1st Tier Cash Bonuses payable to Dr. Rafaeli for any year may not exceed $1,000,000 less any other “applicable employee remuneration” within the meaning of Internal Revenue Section 162(m)(4)(C) payable to Dr. Rafaeli for such year.   Dr. Rafaeli will also continue to be eligible to receive a quarterly cash bonus (the “2nd Tier Cash Bonus”) equal to 1% of the Company’s U.S. GAAP sales for that quarter in excess of a target threshold amount set by the Compensation Committee of the Board. The 2nd Tier Cash Bonus program for Dr. Rafaeli was approved by the Company’s shareholders in 2011 at the December 12, 2011 annual meeting of stockholders.  Under the new Agreements, the Compensation Committee may elect to pay all or a portion of Dr. Rafaeli’s 2nd Tier Cash Bonus in the form of Company common stock.

During his employment, Mr. McGrath will be eligible to receive an annual bonus for each fiscal year of the Company up to eighty percent (80%) of his base salary, based on the attainment of certain individual and corporate performance goals and targets determined by the Board at the beginning of each fiscal year.

Both executives will also be eligible to participate in the Company’s annual and long-term equity incentive plans and programs as well as the Company’s (or Radiancy’s if applicable) benefits programs.

Pursuant to the terms of their employment agreements, should (1) the Company terminate Dr, Rafaeli’s or Mr. McGrath’s employment without cause (as defined in the respective agreement), including as a result of the failure to renew or extend the employment agreements upon the expiration of the scheduled term, or (2) Dr. Rafaeli or Mr. McGrath resigns for good reason (as defined in the respective agreement), then the executive will become entitled to the following benefits upon his timely execution and delivery (without revocation) of a release to the Company in the form attached to his respective employment agreement:

(i)
continued payment of his annual base salary in effect at the time of such termination for the remainder of the scheduled employment term, payable in installments in accordance with the Company’s payroll practices;

(ii)
for Dr. Rafaeli, continued payment of his quarterly bonuses based on actual sales, for the remainder of the scheduled employment term, and for Mr. McGrath, continued payment of bonuses for the remainder of the scheduled employment term based on the highest annual bonus paid during his employment;

(iii)	a pro-rated annual bonus for the year in which such termination occurs based on actual performance;

(iv)	payment or reimbursement of COBRA premiums for an 18-month period following such termination;

(v)
a monthly payment equal to the monthly premiums for long-term and short-term disability coverage and life insurance coverage in effect on the date of termination for the remainder of the scheduled employment term; and

(vi)
full acceleration of all outstanding equity awards held by the executive at the time of such termination, with any outstanding options remaining exercisable until the earlier of the 60-month anniversary of termination and the applicable option expiration date.

If the executive does not timely execute and deliver a release, then in lieu of the foregoing payments and benefits, he will only be entitled to any payments and benefits then available under the Company’s then current severance pay plan or arrangement for employees which are not conditioned upon his execution and delivery of a release.

In addition, the event the Agreement with Dr. Rafaeli is terminated for any reason other than cause, the Company will pay for certain expenses for Dr. Rafaeli’s relocation back to Israel.

Under the new employment agreements, the amount of payments or benefits that the executive has a right to receive that would constitute parachute payments subject to the excise tax under Internal Revenue Code Section 49999 will be reduced to the maximum amount that the executive could receive without being subject to the tax, unless the executive would be placed in a better after-tax position without such reduction. In that case, the executive would be permitted to retain all payments.

Each of the executives is subject to certain non-competition, non-solicitation and other restrictions during their employment and for a period of one year thereafter (or two years in the case of a termination by the Company for cause or by the executive without good reason).

Copies of the new employment agreements are attached as exhibits to this quarterly report.

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
10.59
Credit Agreement, dated as of May 12, 2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (36)

10.60	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 5, 2014. (37)
10.61	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on August 5, 2014. (37)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of this Form 10-Q filing.

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

PHOTOMEDEX, INC.

Date August 11, 2014	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date August 11, 2014	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer