Form 10-Q
period 2014-09-30
PHOTOMEDEX INC
filed 2014-11-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of November 10, 2014 was 19,049,582 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements
PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,866	$45,388
Short term bank deposit	7	14,113
Accounts receivable, net of allowance for doubtful accounts of $13,086 and $10,734, respectively	22,634	27,218
Inventories, net	24,857	27,547
Deferred tax asset	14,880	13,041
Prepaid expenses and other current assets	14,071	12,597
Total current assets	92,315	139,904

Property and equipment, net	28,849	10,489
Patents and licensed technologies, net	9,381	10,832
Other intangible assets, net	17,515	9,701
Indefinite-lived intangible asset	29,850	-
Goodwill	74,282	24,930
Deferred tax asset	23,709	24,039
Other assets, net	1,569	213
Total assets	$277,470	$220,108

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$202	$838
Current portion of debt	80,108	10,000
Accounts payable	13,302	14,785
Accrued compensation and related expenses	3,289	3,230
Other accrued liabilities	16,580	22,032
Deferred revenues	5,089	5,961
Total current liabilities	118,570	56,846
Long-term liabilities:
Long-term note payable, net of current maturities	40	82
Long-term debt, net of current portion	481	-
Deferred revenues	1,446	2,758
Deferred tax liability	9,809	-
Other liabilities	7,216	61
Total liabilities	137,562	59,747

Commitments and Contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	-	-
Common stock, $.01 par value, 50,000,000 shares authorized; 19,049,582 and 18,903,245 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	190	189
Additional paid-in capital	107,917	104,954
Retained earnings	30,911	53,679
Accumulated other comprehensive income	890	1,539
Total stockholders' equity	139,908	160,361
Total liabilities and stockholders' equity	$277,470	$220,108
The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	For the Three Months Ended September 30,
	2014	2013

Revenues:
Product sales	$29,542	$41,693
Services	6,069	4,200
Clinic services	18,092	-
	53,703	45,893

Cost of revenues:
Product sales	6,846	7,345
Services	1,869	1,721
Clinic services	14,246	-
	22,961	9,066

Gross profit	30,742	36,827

Operating expenses:
Engineering and product development	821	805
Selling and marketing	28,840	30,973
General and administrative	11,678	5,972
	41,339	37,750

Operating loss	(10,597)	(923)

Other (loss) income:
Interest and other financing (expense) income, net	(3,824)	473

Loss before income tax (expense) benefit	(14,421)	(450)

Income tax (expense) benefit	(522)	1,336

Net (loss) income	$(14,943)	$886

Net (loss) income per share:
Basic	$(0.80)	$0.04
Diluted	$(0.80)	$0.04

Shares used in computing net (loss) income per share:
Basic	18,724,419	19,982,967
Diluted	18,724,419	20,441,262

Other comprehensive (loss) income :
Foreign currency translation adjustments	(1,678)	1,884

Comprehensive (loss) income	$(16,621)	$2,770

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013

Revenues
Product sales	$108,683	$150,381
Services	15,980	10,793
Clinic services	31,235	-
	155,898	161,174

Cost of revenues
Product sales	22,328	27,513
Services	5,501	4,809
Clinic services	23,129	-
	50,958	32,322

Gross profit	104,940	128,852

Operating expenses:
Engineering and product development	2,339	2,392
Selling and marketing	90,886	90,767
General and administrative	30,717	17,899
	123,942	111,058

Operating (loss) profit	(19,002)	17,794

Other (loss) income:
Interest and other financing (expense) income, net	(4,145)	470

(Loss) income before income tax benefit (expense)	(23,147)	18,264

Income tax benefit (expense)	379	(3,072)

Net (loss) income	$(22,768)	$15,192

Net (loss) income per share:
Basic	$(1.22)	$0.74
Diluted	$(1.22)	$0.72

Shares used in computing net (loss) income per share:
Basic	18,722,459	20,518,493
Diluted	18,722,459	20,976,788

Other comprehensive income (loss):
Foreign currency translation adjustments	(649)	92

Comprehensive (loss) income	$(23,417)	$15,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
BALANCE, JANUARY 1, 2014	18,903,245	$189	$104,954	$53,679	$1,539	$160,361
Stock-based compensation related to stock options and restricted stock	-	-	3,874	-	-	3,874
Stock options issued to consultants for services	-	-	70	-	-	70
Restricted stock issued, net of payroll taxes paid	146,337	1	(981)	-	-	(980)
Other comprehensive loss	-	-	-	-	(649)	(649)
Net loss for the nine months ended September 30, 2014		-	-	(22,768)	-	(22,768)
BALANCE, September 30, 2014	19,049,582	$190	$107,917	$30,911	$890	$139,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share and per share amounts)

(Unaudited)
	For the Nine Months Ended September 30,
	2014	2013
Cash Flows From Operating Activities:
Net (loss) income	$(22,768)	$15,192
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,599	4,510
Provision for doubtful accounts	5,831	3,428
Deferred income taxes	250	3,438
Stock-based compensation	3,944	3,795
Insurance reserves	(256)	-
Loss on disposal of property and equipment	(10)	-
Amortization of bank debt issue costs and discount	2,358	-
Changes in operating assets and liabilities:
Accounts receivable	2,177	(5,761)
Inventories	2,665	(5,142)
Prepaid expenses and other assets	(1,218)	(994)
Accounts payable	(11,746)	1,456
Accrued compensation and related expenses	(2,003)	200
Other accrued liabilities	(11,953)	(9,158)
Deferred revenues	(2,274)	252
Net cash (used in) provided by operating activities	(27,404)	11,216

Cash Flows From Investing Activities:
Purchases of property and equipment	(438)	(710)
Sales of (investment in) short term bank deposits	14,106	(481)
Acquisition, net of cash received	(77,510)	84
Lasers placed in service	(5,387)	(4,430)
Proceeds from sales of property and equipment	20	-
Net cash used in investing activities	(69,209)	(5,537)

Cash Flows From Financing Activities:
Payments on notes payable	(679)	(624)
Repayments of term debt	(326)	(28)
Proceeds from credit facilities	75,000	-
Repayments of credit facilities	(5,687)	-
Proceeds from option exercises	-	23
Repurchase of company stock	-	(18,982)
Issuance of restricted stock, net of payroll taxes paid	(980)	-
Net cash (used in) provided by financing activities	67,328	(19,611)
Effect of exchange rate changes on cash	(237)	54
Net decrease in cash and cash equivalents	(29,522)	(13,878)
Cash and cash equivalents, beginning of period	45,388	44,348

Cash and cash equivalents, end of period	$15,866	$30,470

Supplemental information:
Cash paid for income taxes	$1,036	$6,582

Cash paid for interest	$936	$13
The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 1
The Company:
Background
PhotoMedex, Inc. (and its subsidiaries) (the "Company") is a Global Health products and services company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians, ophthalmologists, optometrists, consumers and patients. The Company provides proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne, actinic keratosis photo damage, unwanted hair as well as fixed-site laser vision correction services at our LasikPlus® vision centers.
On December 13, 2011, the Company closed the reverse merger with Radiancy, Inc. Immediately following the reverse merger, the pre-reverse merger shareholders of PhotoMedex, Inc. ("Pre-merged PhotoMedex") collectively owned approximately 20% of the Company's outstanding common stock, and the former Radiancy, Inc. stockholders owned approximately 80% of the Company's outstanding common stock.
The merger was accounted for as a reverse acquisition with Radiancy treated for accounting purposes as the acquirer. As such, the financial statements of Radiancy, Inc. were treated as the historical financial statements of the Company, with the results of Pre-merged PhotoMedex, Inc. being included from December 14, 2011 and thereafter.
On March 3, 2014, PhotoMedex' wholly-owned subsidiary, Radiancy, Inc., formed a wholly-owned subsidiary in Hong Kong, Radiancy (HK) Limited, through which the Company has started to directly market certain products and services to patients and consumers in selected markets in that region.
On March 5, 2014, PhotoMedex formed a wholly-owned subsidiary in India, PhotoMedex India Private Limited, through which the Company plans to directly market certain products and services to patients and consumers in selected markets in that country.
On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"), which was a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. Through this acquisition, the Company added an additional operating segment to its organization. The Company plans to begin to directly market certain of its existing products from these centers. The results of operations of LCA-Vision have been included from May 13, 2014 through September 30, 2014 in the Company's consolidated financial statements. (See Note 2, Acquisition of LCA-Vision Inc.).
On August 18, 2014, the Company formed a wholly-owned subsidiary in Korea, PhotoMedex Korea Limited, through which the Company plans to directly market certain products and services to patients and consumers in selected markets in that country.
The Company has a business plan focused on four key components – skilled direct sales force to target Physician and Professional Segments; expertise in global consumer marketing; a full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory, physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product-life-cycle evolution and gaining market share in the competitive laser vision correction space through adaptation of the Company's established marketing methodologies as well as establishing XTRAC centers of excellence in key markets where our clinics exist and thereby leverage under-utilized capacity at these clinics. The Company reorganized its business into four operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers.
On May 12, 2014, the Company entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.

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
There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of September 30, 2014, the Company continued to fail to meet both financial covenants and remains in default of the credit facilities.
On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until February 28, 2015, or earlier if an event of default occurs (the "Forbearance Period"). The Company agreed to make prepayments on the term loan of $938 each on November 1 and December 1, 2014, and on January 1 and February 1, 2015, which will be applied in direct order of maturity. The Company also agreed that on or before the second business day after certain dates set forth in the Amended Forbearance Agreement, the Company would pay against the revolving loans an amount equal to 75% of cash-on-hand that exceeded $18 million. In addition, the Company will make a payment of $1.5 million toward the revolving loans on or before February 16, 2015. The interest rates on the Loans under the Credit Agreement is increased beginning November 1, 2014 to the CB Floating Rate plus 4.00%; an additional 2.00% will be added to that rate upon the occurrence and continuance of any Default or Event of Default (other than a specified event of default).
The Company has retained the services of both Getzler Henrich, a third-party independent business advisor, as well as Canaccord Genuity, a banking and financial services company. During the Forbearance Period, the Company and these advisors will prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to seeking a new credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full the Company's obligations under the Credit Agreement. The closing of such a proposed Refinancing would occur no later than the end of the Forbearance Period. Furthermore, the Company will evaluate all strategic alternatives as part of its engagement with its investment advisors.
The Company agreed to limit certain capital expenditures to $575, except for those involving the Company's XTRAC or VTRAC medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders. The Company also agreed to execute certain documents pledging 64,896 shares of Radiancy (Israel) Ltd. and 13,000 shares of PhotoMedex Korea Ltd., as well as a Subordination Agreement in favor of the Administrative Agent and the Lenders with respect to the Company's secured loan to its subsidiary, PhotoMedex Technology, Inc.
The Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
If, by the end of the Forbearance Period, the Company and its Lenders have not entered into another Forbearance Agreement or otherwise reached an agreement regarding the Credit Agreement and the Facilities, the Lenders have

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, as authorized by the Credit Agreement, and to enforce additional obligations under the Forbearance Agreement. Such a result would have a material adverse effect on the Company and its financial condition.
As consideration for the Lender's entry into the Forbearance Agreement, the Company paid the Lender a fee of $196.
Basis of Presentation:
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 ("fiscal 2013"). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company's financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.
The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014 or for any other interim period or for any future period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly- -owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The LCA-Vision results have been included in the financial statements from May 13, 2014, the day following the closing date of the acquisition.
Reclassification
Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company's equity, net assets, results of operations or cash flows.
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
The Company has two distribution channels for its phototherapy treatment equipment. The Company either (i) sells its lasers through a distributor or directly to a physician or (ii) places its lasers in a physician's office (at no charge to the physician) and generally charges the physician a fee for an agreed upon number of treatments. In some cases, the Company and the customer stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.
When the Company places a laser in a physician's office, it generally recognizes service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Amounts collected with respect to treatments to be performed through laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on Company-owned equipment. Once the treatments are performed, this obligation has been satisfied.
The Company defers substantially all revenue from sales of laser-access treatment codes ordered by its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period.
Patient Receivables and Allowance for Doubtful Accounts
The Company, through its subsidiary LCA-Vision, provides financing to some of its patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of the variable costs, and then generally the remainder of the payments are automatically deducted from the patient's bank account over a period of 12 to 36 months. The Company has recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from the patient financing program. Each month, management reviews and adjusts the allowance based upon past experience with patient financing. The Company charges-off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. The Company's policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient collectability rates, recent default activity and the current credit environment. Bad debt expense, on patient receivables, was $133 and $244 or less than 1% of the clinics revenues for the three months ended September 30, 2014 and the period of May 13, 2014 through September 30, 2014, respectively.
For patients that the Company internally finances, the Company charges interest at market rates. Finance and interest charges on patient receivables were $205 and $318 for the periods ended September 30, 2014.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Insurance Reserves
The Company, through its subsidiary LCA-Vision, maintains a captive insurance company to provide professional liability insurance coverage for claims brought against the Company and its optometrists. In addition, the captive insurance company's charter allows it to provide professional liability insurance for the Company's ophthalmologists, none of whom are currently insured by the captive. The Company uses the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company. Since the captive insurance company is wholly-owned enterprise, it is included in the Company's consolidated financial statements. As of September 30, 2014, the insurance reserves were $6,094, which represented an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The actuaries determine loss reserves by comparing the Company's historical claim experience to comparable insurance industry experience.
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
Balances denominated in, or linked to, foreign currencies are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statement of comprehensive income (loss), the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.
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
Fair Value Measurements
The Company measures and discloses fair value in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification 820, Fair Value Measurements and Disclosures ("ASC Topic 820"). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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
The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets (including long term receivables which bear interest) and liabilities (including the secured credit facilities) is estimated to be equal to their fair value due to the short-term nature or commercial terms of these instruments.
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
Such derivatives were not designated as hedging instruments, and accordingly they were recognized in the balance sheet at their fair value, with changes in the fair value carried to the Statement of Comprehensive Income (Loss) and included in financing income (expenses), net.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

At September 30, 2014, the balance of such derivative instruments amounted to approximately $632 in liabilities and approximately $449 and $266 were recognized as financing expense in the Statement of Comprehensive Income during the three and nine months ended September 30, 2014, respectively.
The nominal amounts of foreign currency derivatives as of September 30, 2014 consist of forward transactions for the exchange of $17,807 into NIS as of September 30, 2014.
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
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2014 and 2013 is summarized as follows:
	September 30,
	2014	2013
	(unaudited)	(unaudited)
Accrual at beginning of year	$1,151	$1,440
Additions charged to warranty expense	545	1,123
Expiring warranties	(209)	(344)
Claims satisfied	(667)	(1,077)
Total	820	1,142
Less: current portion	(755)	(1,071)
Accrued extended warranty	$65	$71
For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	18,724,419	19,982,967	18,722,459	20,518,493
Dilutive effect of stock options and warrants	-	458,295	-	458,295
Diluted number of common and common stock equivalent shares outstanding	18,724,419	20,441,262	18,722,459	20,976,788
Diluted earnings per share for the three and nine months ended September 30, 2014, exclude the impact of unvested restricted stock, common stock options and warrants, totaling 2,623,682 shares, as the effect of their inclusion would be anti-dilutive. Diluted earnings per share for the three and nine months ended September 30, 2013, excluded the impact of unvested restricted stock, common stock options and warrants, totaling 2,101,873 shares, as the effect of their inclusion would be anti-dilutive.
Recently Issued Accounting Standards
In May 2014, The FASB issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").
ASU 2014-09 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 also requires entities to disclose sufficient information, both quantitative and qualitative, to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
An entity should apply the amendments in this ASU using one of the following two methods: 1. Retrospectively to each prior reporting period presented with a possibility to elect certain practical expedients, or, 2. Retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. If an entity elects the latter transition method, it also should provide certain additional disclosures.
For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early application is not permitted. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.
In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provide guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.
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
Effective January 1, 2014, the Company adopted Accounting Standards Update 2013-5, Foreign Currency Matters (Topic 830) Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-5").
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
LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA's revenues are derived from the delivery of laser vision correction procedures performed in the vision centers.
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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The consolidated results of operations do not include any revenues or expenses related to the LCA-Vision business on or prior to May 13, 2014, the consummation date of the acquisition. The Company's unaudited pro-forma results for the three and nine months ended September 30, 2013 and for the nine months ended September 30, 2014 summarize the combined results of PhotoMedex and LCA-Vision in the following table, assuming the acquisition had occurred on January 1, 2013 and after giving effect to the acquisition adjustments, including amortization of the tangible and definite-lived intangible assets were acquired in the transaction:
	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)

Net revenues	$66,549	$190,479	$232,743
Net income (loss)	(2,234)	(31,690)	10,347
Net income (loss) per share:
Basic	$(0.11)	$(1.69)	$0.50
Diluted	$(0.11)	$(1.69)	$0.49
Shares used in calculating net income (loss) per share:
Basic	19,982,967	18,722,459	20,518,493
Diluted	20,441,262	18,722,459	20,976,788
These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition occurred on January 1, 2013, nor to be indicative of future results of operations.
Note 3
Inventories, net:
	September 30, 2014	December 31, 2013
	(unaudited)
Raw materials and work in progress	$9,364	$12,631
Finished goods	15,493	14,916
Total inventories, net	$24,857	$27,547
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 4
Property and Equipment, net:
	September 30, 2014	December 31, 2013
	(unaudited)
Lasers-in-service	$25,261	$12,599
Equipment, computer hardware and software	5,853	4,730
Furniture and fixtures	1,353	705
Land and building	2,906	-
Leasehold improvements	5,831	534
	41,204	18,568
Accumulated depreciation and amortization	(12,355)	(8,079)
Property and equipment, net	$28,849	$10,489
Depreciation and related amortization expense was $4,727 and $2,085 for the nine months ended September 30, 2014 and 2013, respectively.
Note 5
Patents and Licensed Technologies, net:
	September 30, 2014	December 31, 2013
	(unaudited)
Gross Amount beginning of period	$15,648	$15,411
Additions	139	171
Translation differences	(49)	66
Gross Amount end of period	15,738	15,648

Accumulated amortization	(6,357)	(4,816)

Patents and licensed technologies, net	$9,381	$10,832
Related amortization expense was $1,541 and $1,532 for the nine months ended September 30, 2014 and 2013, respectively.
Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:
Last three months of 2014	$515
2015	2,048
2016	2,024
2017	909
2018	899
Thereafter	2,986
Total	$9,381

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 6
Goodwill and Other Intangible Assets, net:
As part of the purchase price allocation for the reverse acquisition in December 2011, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. As part of the provisional purchase price allocation for the LCA-Vision acquisition in May 2014, the Company recorded goodwill in the amount of $49,582, indefinite-lived intangibles in the amount of $29,850 and definite-lived intangibles in the amount of $9,200. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. The goodwill resulting from the acquisition of LCA-Vision was allocated to the activities of LCA-Vision, which was recognized as a new reportable segment ("Clinics"). Goodwill and the LCA-Vision trademark name have an indefinite useful life and therefore are not amortized as an expense, but are reviewed at least annually for impairment. The goodwill and other identifiable assets of LCA-Vision are subject to change based upon the final allocation of the purchase price. The purchase price intrinsically recognizes the benefits of leveraging under-utilized clinics by establishing XTRAC centers of excellence in key markets.

	Goodwill	Indefinite -lived Trademarks
Balance at January 1, 2014	$24,930	$-
Additions for LCA-Vision acquisition	49,582	29,850
Translation differences	(230)	-
Balance at September 30, 2014	$74,282	$29,850
The Company has no impairment loss on goodwill or indefinite-lived assets as of September 30, 2014.
Set forth below is a detailed listing of other definite-lived intangible assets:
	September 30, 2014
	(unaudited)
	Trademarks	Customer Relationships	Managed Care Network	Total
Gross Amount beginning of period	$5,772	$6,417	$-	$12,189
Additions	-	-	9,200	9,200
Translation differences	(22)	(33)	-	(55)
Gross Amount end of period	5,750	6,384	9,200	21,334

Accumulated amortization	(1,606)	(1,782)	(431)	(3,819)

Net Book Value	$4,144	$4,602	$8,769	$17,515

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
Related amortization expense was $1,331 and $900 for the periods ended September30, 2014 and 2013, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Definite useful life trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. "XTRAC", "Neova" "Omnilux" and "Lumiere"). Additions to Trademarks include the tradename/trademark associated with LCA-Vision services. This tradename is considered to have an indefinite live. Managed Care Network relates to relationships with leading managed care providers (i.e. employee vision plans) that refers business to LCA-Vision. The Managed Care Network is to be amortized over a ten-year life.
Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:
Last three months of 2014	$587
2015	2,350
2016	2,350
2017	2,350
2018	2,350
Thereafter	7,528
Total	$17,515
Note 7
Accrued Compensation and related expenses:
	September 30, 2014	December 31, 2013
	(unaudited)
Accrued payroll and related taxes	$1,569	$707
Accrued vacation	401	290
Accrued commissions and bonus	1,319	2,233
Total accrued compensation and related expense	$3,289	$3,230

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8
Other Accrued Liabilities:
	September 30, 2014	December 31, 2013
	(unaudited)
Accrued warranty, current, see Note 1	$755	$1,094
Accrued taxes, net	1,812	1,023
Accrued sales returns (1)	7,061	16,046
Insurance liability reserves, current	803	-
Accrued enhancement expenses, current	900	-
Other accrued liabilities	5,249	3,869
Total other accrued liabilities	$16,580	$22,032
(1)	The activity in the sales returns liability account was as follows:
	Nine Months Ended September 30,
	2014	2013
	(unaudited)	(unaudited)
Balance at beginning of year	$16,046	$11,901
Additions that reduce net sales	28,321	29,246
Deductions from reserves	(37,306)	(32,714)
Balance at end of period	$7,061	$8,433
Note 9
Long-Term Other Liabilities:
	September 30, 2014	December 31, 2013
	(unaudited)
Long-term insurance liability reserves, net of current portion	$5,291	$-
Accrued enhancement expenses, net of current portion	1,124	-
Other liabilities	801	61

Total long-term liabilities	$7,216	$61
Note 10
Long-term Debt:
In the following table is a summary of the Company's long-term debt:
	September 30, 2014	December 31, 2013
	(unaudited)
Senior-secured credit facilities	$79,313	$-
Term note	-	10,000
Third-party debt	1,276	-
Sub-total	80,589	10,000
Less: current portion	80,108	10,000
Long-term debt	$481	$-

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Senior Secured Credit Facilities
On May 12, 2014, the Company entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities. There are financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of September 30, 2014, the Company continued to fail to meet both financial covenants and is in default of the credit facilities
On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until February 28, 2015, or earlier if an event of default occurs (the "Forbearance Period"). The Company agreed to make prepayments on the term loan of $938 each on November 1 and December 1, 2014, and on January 1 and February 1, 2015, which will be applied in direct order of maturity. The Company also agreed that on or before the second business day after certain dates set forth in the Amended Forbearance Agreement, the Company would pay against the revolving loans an amount equal to 75% of cash-on-hand that exceeded $18 million. In addition, the Company will make a payment of $1.5 million toward the revolving loans on or before February 16, 2015. The interest rates on the Loans under the Credit Agreement is increased beginning November 1, 2014 to the CB Floating Rate plus 4.00%; an additional 2.00% will be added to that rate upon the occurrence and continuance of any Default or Event of Default (other than a specified event of default).
The Company has retained the services of both Getzler Henrich, a third-party independent business advisor, as well as Canaccord Genuity, a banking and financial services company. During the Forbearance Period, the Company and these advisors will prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to seeking a new credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full the Company's obligations under the Credit Agreement. The closing of such a proposed Refinancing would occur no later than the end of the Forbearance Period. Furthermore, the Company will evaluate all strategic alternatives as part of its engagement with its investment banking advisors.
The Company agreed to limit certain capital expenditures to $575, except for those involving the Company's XTRAC or VTRAC medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders. The Company also agreed to execute certain documents pledging 64,896 shares of Radiancy (Israel) Ltd. and 13,000 shares of PhotoMedex Korea Ltd., as well as a Subordination Agreement in favor of the Administrative Agent and the Lenders with respect to the Company's secured loan to its subsidiary, PhotoMedex Technology, Inc.
The Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

If, by the end of the Forbearance Period, the Company and its Lenders have not entered into another Forbearance Agreement or otherwise reached an agreement regarding the Credit Agreement and the Facilities, the Lenders have the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, as authorized by the Credit Agreement, and to enforce additional obligations under the Forbearance Agreement. Such a result would have a material adverse effect on the Company and its financial condition.
As consideration for the Lender's entry into the Forbearance Agreement, the Company paid the Lender a fee of $196.
As the Amended Forbearance Agreement restructures the secured credit facilities and the related payment terms, the debt is no longer considered to be long term payment terms. As such the Company has classified the debt as current. In addition, due to the intention to refinance the credit facility with other creditors, the unamortized related debt issue costs and debt discount of $2,021 have been expensed in the three months ended September 30, 2014.
Term-Note Credit Facility
In December 2013, the Company, through its subsidiary, Radiancy, Inc., entered into a term-note facility with JP Morgan Chase ("Chase"). The facility has maximum principal amount of $15 million and is for a term of one year. As of December 31, 2013, the Company had total borrowings of $10 million under this facility. The stated interest rate for any draw under the credit facility was set as the greater of (i) prime rate, (ii) federal funds effective rate plus .5% or (iii) LIBOR plus 2.5%. Each draw has a repayment period of one year with principal due at maturity, although any draw may be paid early with penalty. This term-note was cancelled at the time the senior secured credit facilities were entered into.
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
The following table summarizes the future minimum payments that the Company expects to make for long-term debt:
Last three months of 2014	$3,009
2015	77,305
2016	275
Total minimum payments	$80,589

Note 11
Income Taxes:
The Company's effective tax rate is dependent upon the geographic distribution of its earnings or losses (mainly between US and Israel).
The difference between the Company's effective tax rates for the three and nine month periods ended September 30, 2014 and the U.S. Federal statutory rate (34%) resulted primarily from Pre-merged PhotoMedex current operations which have generated losses, which reduced the overall corporate tax expense and which will have effect on current tax expense when the Company elected to file a U.S. consolidated income tax return. In addition, the Israeli and UK subsidiaries' earnings are taxed at rates lower than the federal statutory rate (Israel 16% preferred income tax rate, 26.5% standard corporation tax rate and in the UK 20%).

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
Note 12
Commitments and contingencies:
With the acquisition of LCA-Vision, the Company has additional operating lease obligations. The total value of these lease obligations are $19,630, with $5,322 due less than 1 year; $8,653 due between 1 to 3 years; $4,728 due 3 to 5 years and $927 due more than 5 years from now.
The Company's subsidiary, LCA-Vision, is in a business that results in malpractice lawsuits. LCA-Vison is insured through the captive insurance company to provide coverage for current claims brought against LCA-Vision. The captive insurance company is used for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company.
The loss reserves are based on the LCA-Vision's historical claim experience, comparable industry experience and recent trends that would impact the ultimate settlement of claims. However, due to the uncertainties inherent in the determination of these liabilities, the ultimate settlement of claims incurred through September 30, 2014 could differ from the amounts recorded. At September 30, 2014, the Company maintained insurance reserves of $6,094 of which $803 is considered to be current. Although the insurance reserve reflects management's best estimate of the amount of probable loss, management believes the range of loss that is reasonably possible to have been incurred to be approximately $4,327 to $12,935 at September 30, 2104. Any adjustments required with respect to the recorded insurance reserve as a result of changes of these estimates are recorded in the period determined.
During the year ended December 31, 2013, Radiancy, Inc., a wholly-owned subsidiary of PhotoMedex, commenced legal action against Viatek Consumer Products Group, Inc., over Viatek's Pearl and Samba hair removal products which Radiancy believes infringe the intellectual property covering its no!no! hair removal devices. The first suit, which was filed in the United States Federal Court, Southern District of New York, includes claims against Viatek for patent infringement, trademark and trade dress infringement, and false and misleading advertising. A second suit against Viatek was filed in Canada, where the Pearl is offered on that country's The Shopping Channel, alleging trademark and trade dress infringement, and false and misleading advertising. Viatek's response contains a variety of counterclaims and affirmative defenses against both Radiancy and its parent company PhotoMedex, including, among other counts, claims regarding the invalidity of Radiancy's patents and antitrust allegations regarding Radiancy's conduct.
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed our parent company, PhotoMedex, from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted Radiancy's motion for sanctions against Viatek. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex's dismissal as a plaintiff; the Court has denied those appeals in their entirety. The Court also appointed a Special Master to oversee discovery Viatek has requested a Markman hearing as well as the opportunity to supplement its patent invalidity contentions in the US case; the Company and Radiancy are opposing both requests to the Court. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As of October 30, 2014, discovery continues in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.
On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company's business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. An amended complaint was filed by the plaintiffs on April 15, 2014. The Company filed a motion to dismiss the case in its entirety; briefing continues on that motion. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. A mediation on possible settlement of this action has been scheduled for November 10, 2014. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
Six putative class-action lawsuits were filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. Two of those suits were filed in the Court of Chancery of the State of Delaware and four were filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. The Ohio plaintiffs agreed to consolidate their suits and take the lead on this matter, although the Ohio Court did not formally consolidate the suits until April 24, 2014. The Delaware suits were consolidated on March 25, 2014; on or around that same date, the parties reached an agreement by which LCA and the other defendants agreed to produce certain discovery to the plaintiffs on an expedited basis. On April 30, 2014, the Ohio plaintiffs (with the Delaware plaintiffs' concurrence) agreed to withdraw their motion for a preliminary injunction and not seek to enjoin the stockholder vote or the consummation of the merger in return for LCA's agreement to make certain supplemental disclosures related to the merger. Those supplemental disclosures were filed by LCA under a Form 8-K on April 30, 2014. This agreement did not affect the terms of the Merger Agreement or the amount of consideration LCA stockholders would be entitled to receive in the merger. The Company intends to continue to vigorously defend itself in the lawsuits if the parties cannot enter into a formal stipulation of settlement. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated, as the cases have only been recently initiated and little discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters if the cases cannot be resolved.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company's subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy's President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. The Company has filed a motion to dismiss this case; that motion is pending before the Court. A mediation has been scheduled in this matter for November 24, 2014. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
On June 30, 2014, the Company's subsidiary, Radiancy, Inc., was served with a putative class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the putative class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. Under Israeli procedures, an application is filed with the Court, the Company had 90 days to submit its response, and then the Court reviews the application and the response and determines whether to certify the application as a class action. The application, served by a shareholder of the Company, alleges various violations of the Israeli Securities Law 5728-1968, including that the Company and its officers made false and/or misleading statements or failed to disclose material facts in its public reports concerning the Company's business, and therefore influenced the Company's share price. The plaintiff seeks class action status to include all purchasers of the Company's stock between May 3, 2012 and November 6, 2013, specifying an amount in monetary damages of 145 Million New Israeli Shekels or $42,050,000. The plaintiff also seeks pre-and post-judgment interest and attorneys' fees and other costs. The Israeli Court has rejected the service of process by plaintiffs, noting that the agency upon whom service was effected was not authorized to receive service for any of the defendants, and that both Dr. Rafaeli and Mr. McGrath were not residents of Israel for purposes of service of process. The Court also held that the plaintiffs were in violation of key procedural rules governing the filing and prosecution of such matters. Plaintiffs' counsel filed an appeal of the Court's decision on or about October 6, 2014.The Company and its officers are already parties to a lawsuit containing similar allegations filed in the United States District Court for the Eastern District of Pennsylvania on December 20, 2013, and intend to vigorously defend themselves against both actions.  At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made and any damages stated by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

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
In addition, following the closing of the December 2011 reverse acquisition, the previous 2005 Equity Compensation Plan ("2005 Equity Plan") of Pre-merged PhotoMedex (the acquired entity) was also adopted for use by the group. The 2005 Equity Plan has authorized 3,000,000 shares, of which 867,432 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,293,601 shares were reserved for outstanding options. On July 31, 2014, the shareholders approved an increase in the authorized shares to 6,000,000 shares under the stock based benefit plan.
Stock option activity under all of the Company's share-based compensation plans for the nine months ended September 30, 2014 was as follows:
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2014	1,132,678	$16.51
Granted	180,500	14.11
Exercised	-	-
Cancelled	(4,999)	58.63
Outstanding, September 30, 2014	1,308,179	$16.02
Options exercisable at September 30, 2014	517,179	$16.45
At September 30, 2014, there was $8,004 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.5 years. The intrinsic value of options outstanding and exercisable at September 30, 2014 was not significant.
The Company calculates expected volatility for a share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the three and nine months ended September 30, 2014, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted-average assumptions:
Nine Months Ended September 30, 2014
Risk-free interest rate	2.17%
Volatility	78.41%
Expected dividend yield	0%
Expected life	5.5 years
Estimated forfeiture rate	0%
With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.
On April 17, 2014, the Company issued 5,000 shares of common stock to a non-employee director for an aggregate fair value of $75.
On May 12, 2014, the Company granted 141,337 restricted stock units to three LCA employees as part of their respective employment agreements related to the acquisition. These restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company's right of repurchase, over a three-year period. The Company determined the fair value of the awards to be the fair value of the Company's common stock on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $1,936. The Company also granted an aggregate of 109,000 options to purchase common stock to a number of employees with a strike price of $13.70, which was higher than the quoted market value of our stock at the date of grants. The options vest over four years and expire ten years from the date of grant. The aggregate fair value of these options granted was $975.
On February 27, 2014, the Company granted an aggregate of 71,500 options to purchase common stock to a number of employees and consultants with a strike price of $14.80, which was higher than the quoted market value of our stock at the date of grants. The options vest over five years and expire ten years from the date of grant. The aggregate fair value of the options granted was $718.
Total stock based compensation expense was $3,944 and $3,795 for the nine months ended September 30, 2014 and 2013, including amounts relating to consultants.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 14
Business Segments and Geographic Data:
Following the acquisition of LCA-Vision, the Company's business was aligned into four operating segments based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat-based products and LED products. The Clinics segment generates revenues from services performed and products sold in our vision centers. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.
Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Unallocated assets include cash and cash equivalents, prepaid expenses and deposits.
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended September 30, 2014 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics	Total
Revenues	$24,938	$8,823	$1,850	$18,092	$53,703
Costs of revenues	4,363	3,094	1,258	14,246	22,961
Gross profit	20,575	5,729	592	3,846	30,742
Gross profit %	82.5%	64.9%	32.0%	21.3%	57.2%

Allocated operating expenses:
Engineering and product development	306	314	201	-	821
Selling and marketing expenses	20,001	3,843	204	4,792	28,840

Unallocated operating expenses	-	-	-	-	11,678
	20,307	4,157	405	4,792	41,339
Income (loss) from operations	268	1,572	187	(946)	(10,597)

Interest and other financing expense, net	-	-	-	-	(3,824)

Net income (loss) before taxes	$268	$1,572	$187	$(946)	$(14,421)

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Three Months Ended September 30, 2013 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics		Total
Revenues	$36,910	$7,359	$1,624	$-		$45,893
Costs of revenues	4,730	3,272	1,064	-		9,066
Gross profit	32,180	4,087	560	-		36,827
Gross profit %	87.2%	55.5%	34.5%	N/	A	80.2%

Allocated operating expenses:
Engineering and product development	279	341	185	-		805
Selling and marketing expenses	26,958	3,370	645	-		30,973

Unallocated operating expenses	-	-	-	-		5,972
	27,237	3,711	830	-		37,750
Income (loss) from operations	4,943	376	(270)	-		(923)

Interest and other financing expense, net	-	-	-	-		473

Net income (loss) before taxes	$4,943	$376	$(270)	$-		$(450)

Nine Months Ended September 30, 2014 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics	Total
Revenues	$94,261	$24,649	$5,753	$31,235	$155,898
Costs of revenues	14,596	9,349	3,884	23,129	50,958
Gross profit	79,665	15,300	1,869	8,106	104,940
Gross profit %	84.5%	62.1%	32.5%	26.0%	67.3%

Allocated operating expenses:
Engineering and product development	898	881	560	-	2,339
Selling and marketing expenses	70,382	12,122	935	7,447	90,886

Unallocated operating expenses	-	-	-	-	30,717
	71,280	13,003	1,495	7,447	123,942
Income (loss) from operations	8,385	2,297	374	659	(19,002)

Interest and other financing expense, net	-	-	-	-	(4,145)

Net income (loss) before taxes	$8,385	$2,297	$374	$659	$(23,147)

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Nine Months Ended September 30, 2013 (unaudited)
	Consumer	Physician Recurring	Professional	Clinics		Total
Revenues	$134,643	20,690	$5,841	$-		$161,174
Costs of revenues	19,422	9,217	3,683	-		32,322
Gross profit	115,221	11,473	2,158	-		128,852
Gross profit %	85.6%	55.5%	36.9%	N/	A	79.9%

Allocated operating expenses:
Engineering and product development	775	982	635	-		2,392
Selling and marketing expenses	79,293	9,777	1,697	-		90,767

Unallocated operating expenses	-	-	-	-		17,899
	80,068	10,759	2,332	-		111,058
Income (loss) from operations	35,153	714	(174)	-		17,794

Interest and other financing income, net	-	-	-	-		470

Net income before taxes	$35,153	$714	$(174)	$-		$18,264

For the three and nine months ended September 30, 2014 and 2013 (unaudited), net revenues by geographic area were as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
North America [1]	$43,792	$35,239	$125,568	$122,170
Asia Pacific [2]	2,248	1,778	7,263	16,980
Europe (including Israel)	7,423	8,083	21,915	19,577
South America	240	793	1,152	2,447
	$53,703	$45,893	$155,898	$161,174

[1] United States	$41,338	$30,287	$114,718	$98,832
[1] Canada	$2,454	$4,952	$10,850	$23,338
[2] Japan	$435	$205	$1,423	$11,455

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

As of September 30, 2014 and December 31, 2013, long-lived assets by geographic area were as follows:
	September 30, 2014	December 31, 2013
	(unaudited)
North America	$27,399	$9,119
Asia Pacific	249	-
Europe (including Israel)	1,197	1,370
South America	4	-
	$28,849	$10,489
The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.
Note 15
Significant Customer Concentration:
No customer was more than 10% of total company revenues for the three and nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

ITEM 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as "we," "us," "our," "PhotoMedex," or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
Our current strategic focus is built upon four key components:
•	Skilled direct sales force to target Physician and Professional Segments;
•	Expertise in global consumer marketing;
•
A full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution; and

•
Gaining market share in the competitive laser vision correction space through adaptation of the Company's established marketing methodologies as well as establishing XTRAC centers of excellence in key markets where our clinics exist and thereby leverage under-utilized capacity at these clinics.

We believe that we are one of only a few aesthetic companies to have succeeded in taking professional technologies geared toward physicians and med spas and adapting them for the home-use market. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.
Key Technology Platforms and Brands
•
Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin's surface. It conducts heat pulses, which enable longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions including the recently launched no!no! Hair Removal PRO which introduces patented pulsed Thermicon technology producing 35% more energy aimed at removing more hair in less time.

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

•
XTRAC® Excimer Laser. XTRAC received FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin conditions for which there are no cures. The machine delivers narrow ultraviolet B ("UVB") light to affected areas of skin, leading to psoriasis remission in an average of 8 to 12 treatments and of vitiligo after 48 treatments. XTRAC is endorsed by the National Psoriasis Foundation, and its use for psoriasis is covered by nearly all major insurance companies, including Medicare. More than half of all major insurance companies now offer reimbursement for vitiligo as well, a figure that is increasing.

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

•
LASIK Plus®. We are a provider of fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients currently receive a procedure called laser-assisted in situ keratomileusis ("LASIK"), which we began performing in the United States in 1996.

As of September 30, 2014, we operated 60 LasikPlus fixed-site laser vision correction centers, generally located in metropolitan markets in the United States consisting of 51 full-service LasikPlus fixed-site laser vision correction centers and nine pre- and post-operative LasikPlus satellite vision centers. Included in the 51 full-service vision centers are four vision centers owned and operated by ophthalmologists who license our trademarks. Beginning in 2011, we began offering refractive lens and cataract services in certain of our existing markets.

Our revenue generation is categorized as Consumer, Physician-Recurring, Professional or Clinics. Each segment benefits from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Consumer
The global consumer market is our largest business unit due to our ability of bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 5 million no!no!® products to consumers, the majority of whom have been in Japan and North America.
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
Markets
North America. Our consumer distribution segment in North America had sales of approximately $17 million and $28 million for the three months ended September 30, 2014 and 2013, respectively. Our consumer distribution segment in North America had sales of approximately $71 million and $102 million for the nine months ended September 30, 2014 and 2013, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Nordstrom, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

International (excluding North America). In the international consumer segment, sales were approximately $8 million and $9 million for the three months ended September 30, 2014 and 2013, respectively. In the international consumer segment, sales were approximately $24 million and $32 million for the nine months ended September 30, 2014 and 2013, respectively. We utilize various sales and marketing methods including those focused on direct-to-consumer sales, customers of retailers and home shopping channels as well as supporting our third-party distributor partners in certain countries. Our main international markets are Asia, Europe, Australia and South America.
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
Sales and Marketing
As of September 30, 2014, our sales and marketing personnel consisted of 102 full-time positions.
Critical Accounting Policies and Estimates
LCA-Vision Patient Receivables and Allowance for Doubtful Accounts
We, through our subsidiary LCA-Vision, provide financing to some of our patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of the variable costs, and then generally the remainder of the payments are automatically deducted from the patient's bank account over a period of 12 to 36 months. We record an allowance for doubtful accounts based on a best estimate of the amount of probable credit losses from the patient financing program. Each month, management reviews and adjusts the allowance based upon past experience with patient financing. We charges-off receivables against the allowance for doubtful accounts when it is probable that a receivable will not be recovered. Our policy is to reserve for all patient receivables that remain open past their financial maturity date and to provide reserves for patient collectability rates, recent default activity and the current credit environment.
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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Insurance Reserves
We, through our subsidiary LCA-Vision, maintain a captive insurance company to provide professional liability insurance coverage for claims brought against us and our optometrists. In addition, the captive insurance company's charter allows it to provide professional liability insurance for our ophthalmologists, none of whom are currently insured by the captive. We use the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company. Since the captive insurance company is wholly-owned enterprise so it is included in our consolidated financial statements. Our actuaries determine loss reserves by comparing our historical claim experience to comparable insurance industry experience.
Other than those noted above, there have been no additional changes to our critical accounting policies and estimates in the three and nine months ended September 30, 2014. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our four business segments for the periods indicated below:
	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$24,938	$-	$-	$24,938	$36,910	$-	$-	$36,910
Physician Recurring	2,754	6,069	-	8,823	3,159	4,200	-	7,359
Professional	1,850	-	-	1,850	1,624	-	-	1,624
Clinics	-	-	18,092	18,092	-	-	-	-

Total Revenues	$29,542	$6,069	$18,092	$53,703	$41,693	$4,200	$-	$45,893

	For the Nine Months Ended September 30, 2014				For the Nine Months Ended September 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$94,261	$-	$-	$94,261	134,643	$-	$-	$134,643
Physician Recurring	8,669	15,980	-	24,649	9,897	10,793	-	20,690
Professional	5,753	-	-	5,753	5,841	-	-	5,841
Clinics	-	-	31,235	31,235	-	-	-	-

Total Revenues	$108,683	$15,980	$31,235	$155,898	$150,381	$10,793	$-	$161,174
We completed the acquisition of LCA-Vision on May 12, 2014 and as such, these revenues are included only for the period of May 13, 2014 through September 30, 2014. There are no corresponding revenues for the three and nine months ended September 30, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Consumer Segment
The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Direct-to-consumer	$17,037	$29,351	$69,669	$91,393
Distributors	404	1,232	1,743	14,958
Retailers and home shopping channels	7,497	6,327	22,849	28,292

Total Consumer Revenues	$24,938	$36,910	$94,261	$134,643
For the three months ended September 30, 2014, consumer products revenues were $24,938 compared to $36,910 in the three months ended September 30, 2013. For the nine months ended September 30, 2014, consumer products revenues were $94,261 compared to $134,643 in the nine months ended September 30, 2013. The decreases of 32.4% and 30.0% during the periods, respectively was mainly due to the following reasons:
•
Direct to Consumer. Revenues for the three months ended September 30, 2014 were $17,037 compared to $29,351 for the same period in 2013. Revenues for the nine months ended September 30, 2014 were $69,669 compared to $91,393 for the same period in 2013. The decreases in revenues of 42% and 24%, respectively, were due to management's decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 8 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•
Retailers and Home Shopping Channels. Revenues for the three months ended September 30, 2014 were $7,497 compared to $6,327 for the same period in 2013, an increase of 18%. Revenues for the nine months ended September 30, 2014 were $22,849 compared to $28,292 for the same period in 2013, a decrease of 19%. The changes between the periods were mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States ("US") and the United Kingdom ("UK").

•
Distributors Channels. Revenues for the three months ended September 30, 2014 were $404 compared to $1,232 for the same period in 2013. Revenues for the nine months ended September 30, 2014 were $1,743 compared to $14,958 for the same period in 2013. The decreases in revenues of 67% and 88% were due to our distributor in Japan who modified its business model during 2013, affecting its role in the supply chain between its manufacturers and the Japan retailers they supply and causing revenues from our Japan distributor were $66 and $227 for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2013, the revenues from our Japan distributor were $52 and $10,920, respectively. During the fourth quarter of 2013, we terminated our distribution agreement with the Japan distributor.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
North America	$17,020	$28,404	$70,754	$102,671
International	7,918	8,506	23,507	31,972

Total Consumer Revenues	$24,938	$36,910	$94,261	$134,643

•
International revenues, excluding the decrease in Japan, increased by $2,228 for the nine month period, which was partially due to our expansion in new international markets including Brazil, Germany, Hong Kong and Columbia.

Physician Recurring Segment
The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
XTRAC Treatments	$6,069	$4,200	$15,980	$10,793
Neova skincare	1,616	1,882	5,431	6,250
Surgical products	441	509	1,326	1,511
Other	697	768	1,912	2,136

Total Physician Recurring Revenues	$8,823	$7,359	$24,649	$20,690
XTRAC Treatments
Recognized treatment revenue for the three months ended September 30, 2014 was $6,069, which approximates 87,000 treatments, with prices between $65 to $95 per treatment, compared to recognized treatment revenues for the three months ended September 30, 2013 was $4,200, which approximates 60,000 treatments with prices between $65 to $85 per treatment. Recognized treatment revenue for the nine months ended September 30, 2014 was $15,980, which approximates 228,000 treatments, with prices between $65 to $95 per treatment, compared to recognized treatment revenues for the nine months ended September 30, 2013 was $10,793, which approximates 154,000 treatments with prices between $65 to $85 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have historically employed a direct sales force marketing primarily to dermatologists to create awareness of the XTRAC therapy. Beginning in 2012 we initiated direct to patient XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended September 30, 2014, we recognized net revenues of $22 under this approach compared to $149 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, we deferred net revenues of $33 under this approach compared to deferred net revenues of $95 for the nine months ended September 30, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

NEOVA skincare
For the three months ended September 30, 2014, revenues were $1,616 compared to $1,882 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, revenues were $5,431 compared to 6,250 for the nine months ended September 30, 2013. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.
The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
North America	$8,092	$6,371	$22,175	$18,132
International	731	988	2,474	2,558

Total Physicians Recurring Revenues	$8,823	$7,359	$24,649	$20,690
Professional Segment
The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Dermatology equipment	$864	$784	$3,057	$2,903
LHE equipment	610	426	1,566	1,828
Other equipment	376	414	1,130	1,110

Total Professional Revenues	$1,850	$1,624	$5,753	$5,841
Dermatology equipment
For the three months ended September 30, 2014 and 2013, dermatology equipment revenues were $864 and $784, respectively. For the nine months ended September 30, 2014 and 2013, dermatology equipment revenues were $3,057 and $2,903, respectively. There were no domestic XTRAC laser sales for the three and nine months ended September 30, 2014 and 2013. We sell the laser directly to the customer only for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold twenty-three systems for the three months ended September 30, 2014, twelve of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors' international dermatology equipment and below our XTRAC laser. We sold twenty systems for the three months ended September 30, 2013, seven of which were VTRAC systems. We sold seventy-five systems for the nine months ended September 30, 2014, thirty-eight of which were VTRAC systems. We sold eighty-four systems for the nine months ended September 30, 2013 forty-five of which were VTRAC systems.
LHE® brand products
LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.
For the three months ended September 30, 2014 and 2013, LHE® brand products revenues were $610 and $426, respectively. For the nine months ended September 30, 2014 and 2013, LHE® brand products revenues were $1,566 and $1,828, respectively.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
North America	$588	$406	$1,422	$1,390
International	1,262	1,218	4,331	4,451
Total Professional Revenues	$1,850	$1,624	$5,753	$5,841
Clinics Segment
The following table illustrates the key changes in the revenues of the Clinics segment for the periods reflected below:
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Clinics revenues	$18,092	$-	$31,235	$-
Amortization of prior deferred revenues	-	-	-	-
Total Clinics Revenues	$18,092	$-	$31,235	$-
The number of procedures for the three and nine month periods ended September 30 2014 was 10,676 and 18,225, respectively. All revenues in this segment are generated through the LCA-Vision products and services. Since we completed the acquisition on May 12, 2014 and in accordance with generally accepted accounting principles these revenues are included only for the period of May 13, 2014 through September 30, 2014. There are no corresponding revenues for the three and nine months ended September 30, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Cost of Revenues: all segments
The following table presents revenues from our four business segments for the periods indicated below:
	For the Three Months Ended September 30, 2014				For the Three Months Ended September 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$4,363	$-	$-	$4,363	$4,730	$-	$-	$4,730
Physician Recurring	1,225	1,869	-	3,094	1,551	1,721	-	3,272
Professional	1,258	-	-	1,258	1,064	-	-	1,064
Clinics	-	-	14,246	14,246	-	-	-	-

Total Cost of Revenues	$6,846	$1,869	$14,246	$22,961	$7,345	$1,721	$-	$9,066

	For the Nine Months Ended September 30, 2014				For the Nine Months Ended September 30, 2013
	Product Sales	Services	Clinic Services	Total	Product Sales	Services	Clinic Services	Total
Consumer	$14,596	$-	$-	$14,596	$19,422	$-	$-	$19,422
Physician Recurring	3,848	5,501	-	9,349	4,408	4,809	-	9,217
Professional	3,884	-	-	3,884	3,683	-	-	3,683
Clinics	-	-	23,129	23,129	-	-	-	-

Total Cost of Revenues	$22,328	$5,501	$23,129	$50,958	$27,513	$4,809	$-	$32,322
Overall, excluding the clinics cost of revenues, cost of revenues has decreased due to the related decreases in the consumer and professional revenues. We completed the acquisition of LCA-Vision on May 12, 2014 and as such, these cost of revenues are included only for the period of May 13, 2014 through September 30, 2014. There are no corresponding cost of revenues for the three and nine months ended September 30, 2013.
Gross Profit Analysis
Gross profit decreased to $30,742 for the three months ended September 30, 2014 from $36,827 during the same period in 2013. As a percentage of revenues, the gross margin was 57.3% for the three months ended September 30, 2014 and from 80.2% for the same period in 2013.
Gross profit decreased to $104,940 for the nine months ended September 30, 2014 from 128,852 during the same period in 2013. As a percentage of revenues, the gross margin was 67.3% for the nine months ended September 30, 2014 and from 79.9% for the same period in 2013.
The following table analyzes changes in our gross margin for the periods presented below:
Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$53,703	$45,893	$155,898	$161,174
Percent increase/(decrease)	17.0%		(3.3%)
Cost of revenues	22,961	9,066	50,958	32,322
Percent increase	153.3%		57.7%
Gross profit	$30,742	$36,827	$104,940	$128,852
Gross margin percentage	57.2%	80.2%	67.3%	79.9%

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The primary reasons for the changes in gross profit for the three and nine months ended September 30, 2014, compared to the same period in 2013, were due mainly to decreases in consumer revenues. Offsetting this, the Physician Recurring segment, which has a lower margin than the Consumer segment, had 45% and 48% greater revenues than the prior year periods, respectively, with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment. In addition, with the completion of the acquisition of LCA-Vision, we now have the Clinics segment which has typically lower gross margin percentages than our other segments due to the fixed costs associated with operating 60 facilities. The activities of LCA-Vision are included for the period of May 13, 2014 through September 30, 2014. There is no corresponding activity in the three and nine months ended September 30, 2013.
The following table analyzes the gross profit for our Consumer segment for the periods presented below:
Consumer Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$24,938	$36,910	$94,261	$134,643
Percent decrease	(32.4%)		(30.0%)
Cost of revenues	4,363	4,730	14,596	19,422
Percent decrease	(7.7%)		(24.8%)
Gross profit	$20,575	$32,180	$79,665	$115,221
Gross margin percentage	82.5%	87.2%	84.5%	85.6%
Gross profit for the three and nine months ended September 30, 2014 decreased by $11,605 and $35,556, respectively, from the comparable periods in 2013. The key factors for these decreases were due to the following:
•
The Consumer segment had decreases in revenues in the three and nine months ended September 30, 2014 compared to the prior year periods. This segment provides the highest gross margin of our segments, so changes to these revenues significantly impact our overall gross margin.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:
Physician Recurring Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$8,823	$7,359	$24,649	$20,690
Percent increase	19.9%		19.1%
Cost of revenues	3,094	3,272	9,349	9,217
Percent (decrease)/increase	(5.4%)		1.4%
Gross profit	$5,729	$4,087	15,300	$11,473
Gross margin percentage	64.9%	55.5%	62.1%	55.5%
Gross profit for the three and nine months ended September 30, 2014 increased by $1,642 and $3,827, respectively, from the comparable periods in 2013. The primary reason for the increased gross margins is the increase in number of XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following table analyzes the gross profit for our Professional segment for the periods presented below:
Professional Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$1,850	$1,624	$5,753	$5,841
Percent increase/(decrease)	13.9%		(1.5%)
Cost of revenues	1,258	1,064	3,884	3,683
Percent increase	18.2%		5.5%
Gross profit	$592	$560	$1,869	$2,158
Gross margin percentage	32.0%	34.5%	32.5%	36.2%
Gross profit for the three months ended September 30, 2014 was consistent with the comparable period in 2013. Gross profit for the nine months ended September 30, 2014 decreased $289 compared with the comparable period in 2013. The key factor for the decrease was the decrease in revenues for each product type.
The following table analyzes the gross profit for our Clinics segment for the periods presented below:
Clinics Segment	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2014		2013		2014		2013
Revenues	$18,092		$-		$31,235		$-
Percent increase	N/	A			N/	A
Cost of revenues	14,246		-		23,129		-
Percent increase	N/	A			N/	A
Gross profit	$3,846		$-		$8,106		$-
Gross margin percentage	21.3%		N/	A	25.9%		N/	A
The Clinics segment consists of the activities of LCA-Vision which have been included after the completion of the acquisition on May 12, 2014, or the period of May 13, 2014 through September 30, 2014. There is no corresponding activity in the three and nine months ended September 30, 2013.
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
Engineering and Product Development
Engineering and product development expenses for the three months ended September 30, 2014 increased to $821 from $805 for the three months ended September 30, 2013. Engineering and product development expenses for the nine months ended September 30, 2014 decreased to $2,339 from $2,392 for the nine months ended September 30, 2013. The majority of this expense relates to the salaries of our worldwide engineering and product development team and is in line with the prior year.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Selling and Marketing Expenses
For the three months ended September 30, 2014, selling and marketing expenses decreased to $28,840 from $30,973 for the three months ended September 30, 2013. The decrease was primarily for the following reasons:
•
We decreased no!no! Hair Removal direct to consumer advertising by approximately $2,722 in North America due to management's decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•
Additionally, media buying and advertising expenses in the three months ended September 30, 2014 were 33.5% of total revenues compared to 41.7% of total revenues in the three months ended September 30, 2013. There was change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment. Direct to consumer revenues are 31.7% of total revenues for the three months ended September 30, 2014 compared to 64.0% of total revenues for the three months ended September 30, 2013. In addition, we added new marketing initiatives to support Neova, Kyrobak, XTRAC therapy, as well as no!no! hair in Brazil and Germany spending approximately $2,926 compared to $1,241 for the three months ended September 30, 2013.

•
In addition there was an increase of approximately $4,792 in costs from LCA-Vision reflecting activities from the newly acquired company. There were no corresponding sales and marketing expenses related to LCA-Vision for the period ended September 30, 2013 which reflect periods before the acquisition date of May 12, 2014.

For the nine months ended September 30, 2014, selling and marketing expenses increased to $90,886 from $90,767 for the nine months ended September 30, 2013. The increase was primarily for the following reasons:
•
Compared to the prior year period, we increased no!no! Hair Removal, Neova, no!no! skin and Kyrobak direct to consumer activities in the UK, Brazil and Germany via commercials, infomercial, online campaigns, radio and print media, which resulted in an increase in advertising, media buying, and other related selling and marketing expenses. Additionally we have increased the marketing activities of the XTRAC laser system in the US market.

•
Media buying and advertising expenses in the nine months ended September 30, 2014 were 35.7% of total revenues compared to 31.9% of total revenues in the nine months ended September 30, 2013. The factors listed above as well as the change in mix of revenues particularly as a result of the decrease in revenues from our Japan distributor during the first six months of 2013. These distributor revenues require substantially less sales and marketing costs than what is required in the direct channel. Direct to consumer revenues 44.69% of total revenues for the nine months ended September 30, 2014 compared to 56.7% of total revenues for the nine months ended September 30, 2013. In addition, we added new initiatives to support Neova, Kyrobak, XTRAC therapy, as well as no!no! hair in Brazil and Germany spending approximately $8,194 compared to $2,905 for the nine months ended September 30, 2013.

•
In addition, there was an increase of approximately $7,447 in costs from LCA-Vision reflecting activities, from the newly acquired company, from the acquisition date thru September 30, 2014. There were no corresponding sales and marketing expenses related to LCA-Vision for the period ended September 30, 2013 which reflect periods before the acquisition date of May 12, 2014.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

General and Administrative Expenses
For the three months ended September 30, 2014, general and administrative expenses increased to $11,678 from $5,972 for the three months ended September 30, 2013. The increase was due to the following reasons:
•	We have recorded $916 in costs related to the various litigations.
•	We have had an increase in bad debt expenses related to both the Canada and Germany markets as well as an international distributor of approximately $1,026.
•	We have recorded $568 in bank debt related costs and expenses.
•
There was an increase of $2,417 in costs related to LCA-Vision. As we completed the acquisition on May 12, 2014 these expenses were included only for the period of May 13, 2014 through September 30, 2014. There were no corresponding expenses in our financial statements for the three months ended September 30, 2104.

For the nine months ended September 30, 2014, general and administrative expenses increased to $30,717 from $17,899 for the nine months ended September 30, 2013. The increase was due to the following reasons:
•	We have recorded $2,879 in costs related to the acquisition of LCA Vision.
•	We have recorded $568 in bank debt related costs and expenses.
•	We have had an increase in bad debt expenses related to both the Canada and Germany markets as well as an international distributor of approximately $2,658.
•	We have recorded $2,310 in costs related to the various litigations.
•
There was an increase of $3,799 in costs related to LCA-Vision. As we completed the acquisition on May 12, 2014 these expenses were included only for the period of May 13, 2014 through September 30, 2014. There were no corresponding expenses in our financial statements for the nine months ended September 30, 2104.

Interest and Other Financing (Expense) Income, Net
Net interest and other financing expense for the three months ended September 30, 2014 increased to $3,824, as compared to an income of $473 for the three months ended September 30, 2013. Net interest and other financing expense for the nine months ended September 30, 2014 increased to $4,145, as compared to an income of $470 for the nine months ended September 30, 2013. The increase is partially due to an increase in interest expense of $3,126 and $1,652, respectively, for the three and nine months ended September 30, 2014. The interest expense related to the long term debt and the amortization of the related debt costs that was entered into in May 2014. During the three months ended September 30, 2014, the remaining related debt costs were written off as current period expense due to the restructuring of the long term debt. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries' functional currency is the each subsidiaries' respective local currency.
Taxes on Income, Net
For the three months ended September 30, 2014, the net taxes on income amounted to $522 as compared to a benefit of $1,336 for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the net taxes on income amounted to a benefit of $379 as compared to an expense of $3,072 for the nine months ended September 30, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Net Income
The factors described above resulted in net loss of $14,943 during the three months ended September 30, 2014, as compared to net income of $886 during the three months ended September 30, 2013, a decrease of 179%. The factors described above resulted in net loss of $22,768 during the nine months ended September 30, 2014, as compared to net income of $15,192 during the nine months ended September 30, 2013, a decrease of 250%.
To supplement our consolidated financial statements presented elsewhere within this report, in accordance with GAAP, management provides certain non-GAAP measures of financial performance. These non-GAAP measures include non-GAAP adjusted income.
Management's reference to these non-GAAP measures should be considered in addition to results prepared under current accounting standards, but are not a substitute for, nor superior to, GAAP measures. These non-GAAP measures are provided to enhance readers' overall understanding of our current financial performance and to provide further information for comparative purposes.
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
	For the Three Months ended September 30,
	2014	2013	Change

Net income	$(14,943)	$886	$(15,829)

Adjustments:
Depreciation and amortization	3,402	1,551	1,851
Interest expense, net	3,127	1	3,126
Income tax expense (benefit)	522	(1,336)	1,858

EBITDA	(7,892)	1,102	(8,994)

Stock-based compensation expense	1,388	1,211	177
Acquisition costs	14	-	14
Major litigation	916	-	916
Extraordinary items, according to credit facility definition	568	-	568

Non-GAAP adjusted income	$(5,006)	$2,313	$(7,319)

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

	For the Nine Months ended September 30,
	2014	2013	Change

Net income	$(22,768)	$15,192	$(37,960)

Adjustments:
Depreciation and amortization	7,599	4,510	3,089
Interest expense, net	3,683	10	3,673
Income tax expense (benefit)	(379)	3,072	(3,451)

EBITDA	(11,865)	22,784	(34,649)

Stock-based compensation expense	3,944	3,795	149
Acquisition costs	2,879	-	2,879
Major litigation	2,310	-	2,310
Extraordinary items, according to credit facility definition	2,200	-	2,200

Non-GAAP adjusted income	$(532)	$26,579	$(27,111)

Liquidity and Capital Resources
At September 30, 2014, our current ratio was 0.78 compared to 2.46 at December 31, 2013. As of September 30, 2014 we had ($26,255) of working capital compared to $83,058 as of December 31, 2013. Cash and cash equivalents were $15,866 as of September 30, 2014, as compared to $45,388 as of December 31, 2013. In addition, we had $7 and $14,113 in short term bank deposits as of September 30, 2014 and December 31, 2013, respectively.
On May 12, 2014, we entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
Interest was initially determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all our assets. All current and future subsidiaries are guarantors on the facilities. There are financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which we must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data.
As of September 30, 2014, we continued to fail to meet both financial covenants and is in default of the credit facilities.
On August 4, 2014, we received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist us in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, we entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Pursuant to the terms of the Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until February 28, 2015, or earlier if an event of default occurs (the "Forbearance Period"). We agreed to make prepayments on the term loan of $938 each on November 1 and December 1, 2014, and on January 1 and February 1, 2015, which will be applied in direct order of maturity. We also agreed that on or before the second business day after certain dates set forth in the Amended Forbearance Agreement, we would pay against the revolving loans an amount equal to 75% of cash-on-hand that exceeded $18 million. In addition, the Company will make a payment of $1.5 million toward the revolving loans on or before February 16, 2015. The interest rates on the Loans under the Credit Agreement is increased beginning November 1, 2014 to the CB Floating Rate plus 4.00%; an additional 2.00% will be added to that rate upon the occurrence and continuance of any Default or Event of Default (other than a specified event of default).
We have retained the services of both Getzler Henrich, a third-party independent business advisor, as well as Canaccord Genuity, a banking and financial services company. During the Forbearance Period, we and our advisors will prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to seeking a new credit facility for us, the proceeds of which would be in an amount sufficient to repay in full our obligations under the Credit Agreement. The closing of such a proposed Refinancing would occur no later than the end of the Forbearance Period. Furthermore, we will evaluate all strategic alternatives as part of our engagement with our investment banking advisors.
We agreed to limit certain capital expenditures to $575, except for those involving our XTRAC or VTRAC medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders. We also agreed to execute certain documents pledging 64,896 shares of Radiancy (Israel) Ltd. and 13,000 shares of PhotoMedex Korea Ltd., as well as a Subordination Agreement in favor of the Administrative Agent and the Lenders with respect to our secured loan to our subsidiary, PhotoMedex Technology, Inc.
The Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that we provide periodic financial information and information regarding the status of outstanding litigation involving us and our subsidiaries to the Lenders.
If, by the end of the Forbearance Period, we and our Lenders have not entered into another Forbearance Agreement or otherwise reached an agreement regarding the Credit Agreement and the Facilities, the Lenders have the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, as authorized by the Credit Agreement, and to enforce additional obligations under the Forbearance Agreement. Such a result would have a material adverse effect on us and our financial condition.
As consideration for the Lender's entry into the Forbearance Agreement, we paid the Lender a fee of $196.
On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors has authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by the Company's management in collaboration with the Board of Directors. To date, we have repurchased 2,987,413 shares at an average price of $13.98 per share for a total of $41,757. The shares will be purchased with cash on hand, and future purchases are subject to certain limitations and covenants in connection with the acquisition debt financing provided for the LCA Vision, Inc. acquisition on May 12, 2014.
We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments, including under the Forbearance Agreement, and other liquidity requirements associated with our existing operations through and beyond the fourth quarter of 2015. However, if we were unable to meet our obligations under the Forbearance Agreement and the lenders accelerate the amounts due under the Facilities, then we do not expect to have sufficient cash and cash equivalents to satisfy such amounts and our other liquidity requirements. In such case, we would need to seek alternative sources of financing, which may not be available to us or may not be available to us on reasonable terms.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Net cash and cash equivalents used in operating activities was $27,404 for the nine months ended September 30, 2014 compared to cash provided by of $11,216 for the nine months ended September 30, 2013.
Net cash and cash equivalents used in investing activities was $69,209 for the nine months ended September 30, 2014 compared to $5,537 for the nine months ended September 30, 2013. This was primarily due to the acquisition of LCA-Vision, net of cash received and the increase in the placement of lasers into service for the nine months ended September 30, 2014. These decreases were partially offset by the sales of short-term investments.
When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.
Net cash and cash equivalents provided by financing activities was $67,328 for the nine months ended September 30, 2014 compared to cash used of $19,611 for the nine months ended September 30, 2013. In the nine months ended September 30, 2014, we had proceeds from credit facilities of $75,000. This increase was offset, in part, to payments on credit facilities of $5,687 and notes payable and other debt of $1,004. In the nine months ended September 30, 2013, we repurchased company stock for $18,982 and had payments on notes payable and other debt of $652.
Commitments and Contingencies
None.
Off-Balance Sheet Arrangements
At September 30, 2014, we had no off-balance sheet arrangements.
Impact of Inflation
We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2013, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
Foreign Exchange Risk
During the three and nine months ended September 30, 2014, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report on Form 10-K that we filed for the year ended December 31, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

ITEM 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of September 30, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
PART II - Other Information
ITEM 1. Legal Proceedings
During the year ended December 31, 2013, Radiancy, Inc., a wholly-owned subsidiary of PhotoMedex, commenced legal action against Viatek Consumer Products Group, Inc., over Viatek's Pearl and Samba hair removal products which Radiancy believes infringe the intellectual property covering its no!no! hair removal devices. The first suit, which was filed in the United States Federal Court, Southern District of New York, includes claims against Viatek for patent infringement, trademark and trade dress infringement, and false and misleading advertising. A second suit against Viatek was filed in Canada, where the Pearl is offered on that country's The Shopping Channel, alleging trademark and trade dress infringement, and false and misleading advertising. Viatek's response contains a variety of counterclaims and affirmative defenses against both Radiancy and its parent company PhotoMedex, including, among other counts, claims regarding the invalidity of Radiancy's patents and antitrust allegations regarding Radiancy's conduct.
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted Radiancy's motion for sanctions against Viatek. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex's dismissal as a plaintiff; the Court has denied those appeals in their entirety. The Court also appointed a Special Master to oversee discovery. Viatek has requested a Markman hearing as well as the opportunity to supplement its patent invalidity contentions in the US case; the Company and Radiancy are opposing both requests to the Court.  Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion. As of October 30, 2014, discovery continues in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit, filed by Mr. Guy Ratz, a former employee of Radiancy (Israel) Ltd., a wholly-owned subsidiary of the Company, alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013, including that the Company and its officers made false and misleading statements or failed to disclose material facts concerning the Company's business. Two other shareholders filed suit through other firms; the Asbestos Workers Local 14 Pension Fund was appointed the lead plaintiff in this case. An amended complaint was filed by the plaintiffs on April 15, 2014. The Company filed a motion to dismiss the case in its entirety; briefing continues on that motion. The complaint seeks certification of the putative class as well as an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. The Company and its officers intend to vigorously defend themselves against this lawsuit. A mediation on possible settlement of this action has been scheduled for November 10, 2014. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cases have only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
Six putative class-action lawsuits were filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. Two of those suits were filed in the Court of Chancery of the State of Delaware and four were filed in the Court of Common Pleas of Hamilton County, Ohio. All cases assert claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The complaints seek injunctive relief, unspecified damages, and other relief. The Ohio plaintiffs agreed to consolidate their suits and take the lead on this matter, although the Ohio Court did not formally consolidate the suits until April 24, 2014. The Delaware suits were consolidated on March 25, 2014; on or around that same date, the parties reached an agreement by which LCA and the other defendants agreed to produce certain discovery to the plaintiffs on an expedited basis. On April 30, 2014, the Ohio plaintiffs (with the Delaware plaintiffs' concurrence) agreed to withdraw their motion for a preliminary injunction and not seek to enjoin the stockholder vote or the consummation of the merger in return for LCA's agreement to make certain supplemental disclosures related to the merger. Those supplemental disclosures were filed by LCA under a Form 8-K on April 30, 2014. This agreement did not affect the terms of the Merger Agreement or the amount of consideration LCA stockholders will be entitled to receive in the merger. The Company intends to continue to vigorously defend itself in the lawsuits if the parties cannot enter into a formal stipulation of settlement. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated, as the cases have only been recently initiated and little discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters if the cases cannot be resolved.
On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company's subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy's President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. The Company has filed a motion to dismiss this case; that motion is pending before the Court. A mediation has been scheduled in this matter for November 24, 2014. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
On June 30, 2014, the Company's subsidiary, Radiancy, Inc., was served with a putative class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the putative class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs.  Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. Under Israeli procedures, an application is filed with the Court, the Company has 90 days to submit its response, and then the Court reviews the application and the response and determines whether to certify the application as a class action. The application, served by a shareholder of the Company, alleges various violations of the Israeli Securities Law 5728-1968, including that the Company and its officers made false and/or misleading statements or failed to disclose material facts in its public reports concerning the Company's business, and therefore influenced the Company's share price. The plaintiff seeks class action status to include all purchasers of the Company's stock between May 3, 2012 and November 6, 2013, specifying an amount in monetary damages of 145 Million New Israeli Shekels or $42,050,000. The plaintiff also seeks pre-and post-judgment interest and attorneys' fees and other costs. The Israeli Court has rejected the service of process by plaintiffs, noting that the agency upon whom service was effected was not authorized to receive service for any of the defendants, and that both Dr. Rafaeli and Mr. McGrath were not residents of Israel for purposes of service of process. The Court also held that the plaintiffs were in violation of key procedural rules governing the filing and prosecution of such matters. Plaintiffs' counsel filed an appeal of the Court's decision on or about October 6, 2014.The Company and its officers are already parties to a lawsuit containing similar allegations filed in the United States District Court for the Eastern District of Pennsylvania on December 20, 2013, and intend to vigorously defend themselves against both actions.  At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made and any damages stated by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
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
As of September 30, 2014, our other risk factors have not changed materially from the risk factors previously disclosed on our Annual Report on Form 10-K for the year ended December 31, 2013, with the exception identified in ITEM 3 below.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

ITEM 2. Unregistered sales of equity securities and use of proceeds
None.
ITEM 3. Defaults upon senior securities.
On May 12, 2014, the Company entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities.
There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of September 30, 2014, the Company continued to fail to meet both financial covenants and is in default of the credit facilities.
On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until February 28, 2015, or earlier if an event of default occurs (the "Forbearance Period"). The Company agreed to make prepayments on the term loan of $938 each on November 1 and December 1, 2014, and on January 1 and February 1, 2015, which will be applied in direct order of maturity. The Company also agreed that on or before the second business day after certain dates set forth in the Amended Forbearance Agreement, the Company would pay against the revolving loans an amount equal to 75% of cash-on-hand that exceeded $18 million. In addition, the Company will make a payment of $1.5 million toward the revolving loans on or before February 16, 2015. The interest rates on the Loans under the Credit Agreement is increased beginning November 1, 2014 to the CB Floating Rate plus 4.00%; an additional 2.00% will be added to that rate upon the occurrence and continuance of any Default or Event of Default (other than a specified event of default).
The Company has retained the services of both Getzler Henrich, a third-party independent business advisor, as well as Canaccord Genuity, a banking and financial services company. During the Forbearance Period, the Company and these advisors will prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to seeking a new credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full the Company's obligations under the Credit Agreement. The closing of such a proposed Refinancing would occur no later than the end of the Forbearance Period. Furthermore, the Company will evaluate all strategic alternatives as part of its engagement with its investment banking advisors.
The Company agreed to limit certain capital expenditures to $575, except for those involving the Company's XTRAC or VTRAC medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders. The Company also agreed to execute certain documents pledging 64,896 shares of Radiancy (Israel) Ltd. and 13,000 shares of PhotoMedex Korea Ltd., as well as a Subordination Agreement in favor of the Administrative Agent and the Lenders with respect to the Company's secured loan to its subsidiary, PhotoMedex Technology, Inc.
The Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

If, by the end of the Forbearance Period, the Company and its Lenders have not entered into another Forbearance Agreement or otherwise reached an agreement regarding the Credit Agreement and the Facilities, the Lenders have the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, as authorized by the Credit Agreement, and to enforce additional obligations under the Forbearance Agreement. Such a result would have a material adverse effect on the Company and its financial condition.
As consideration for the Lender's entry into the Forbearance Agreement, the Company paid the Lender a fee of $196.
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
10.62
Forbearance Agreement dated August 25,2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (38)

10.63
Amended and Restated Forbearance Agreement dated November 4,2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (39)

10.64	Restricted Stock Agreement, entered into as of November 7, 2014, by and between PhotoMedex, Inc. and Dennis McGrath. (40)
10.65	Restricted Stock Agreement, entered into as of November 7, 2014, by and between PhotoMedex, Inc. and Dolev Rafaeli. (40)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.'s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(38)	Filed as part of our Current Report on Form 8-K on August 25, 2014.

(39)	Filed as part of our Current Report on Form 8-K on November 4, 2014.

(40)	Filed as part of this Form 10-Q filing.

*
The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed "filed" by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date November 10, 2014	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date November 10, 2014	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer