Form 10-K
PHOTOMEDEX INC
filed 2015-03-16
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Yes [X] No [__]

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

Yes [  ] No [X]

The number of shares outstanding of our common stock as of June 30, 2014, was 19,049,582 shares. The aggregate market value of the common stock held by non-affiliates (11,790,039 shares), based on the closing market price ($12.25) of the common stock as of June 30, 2014, was $144,427,978.

As of March 13, 2015, the number of shares outstanding of our common stock was 22,101,718. The closing market price of our common stock as of March 13, 2015 was $1.70.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation, (referred to in this Report as "we," "us," "our", "registrant" or "the Company") and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will, " "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements. These forward-looking statements include, but are not limited to, statements about:
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
Our Company
PhotoMedex, Inc., re-incorporated in Nevada December 30, 2010, originally formed in Delaware in 1980, is a Global Health products and services company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provide proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne and photo damage. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products. Through our subsidiary Radiancy, Inc., which was merged into PhotoMedex in 2011, we've added a range of home-use devices under the no!no!® brand, for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain. In addition, our professional product line increased its offerings for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.
On May 12, 2014, PhotoMedex, Inc. acquired 100% of the shares of LCA-Vision Inc., a Delaware corporation ("LCA-Vision" or "LCA"). LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The results of operations of LCA-Vision have been included from May 13, 2014 through December 31, 2014 in the consolidated financial statements. PhotoMedex subsequently sold LCA on January 31, 2015. See Discontinued Operations below.
Also on May 12, 2014, PhotoMedex entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes. Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities.
There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants are determinedquarterly based on a rolling past four quarters of financial data. As of June 30, 2014 the Company failed to meet the financial covenants and as of December 31, 2014, the Company continued to fail to meet these covenants and remains in default.
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
Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that are parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period") and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.
Under the provisions of the Second Amended Forbearance Agreement, the Company will not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, the Company will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities shall, beginning November 1, 2014, bear interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), the Company's obligations under the Facilities shall, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.
The Company and its subsidiaries have also agreed not to pay in cash any compensation to the either the Company's Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officers' base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments may be accrued or deferred and paid in cash only after the repayment of the Facilities in full.
The Company has agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company's and its subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. The Company has also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.
The Company continues to retain the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and has also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement, the Company and these advisors will continue to prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full and in cash the Company's remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement would occur no later than the end of the Forbearance Period.
The Company agreed to limit certain capital expenditures to $100,000 per quarter, except for those involving the Company's XTRAC® or VTRAC® medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.
As consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month. The fees are due in full upon the completion of the forbearance period. However, should the Company complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period.  All Forbearance Fees are considered earned and are included in the Obligations under the Credit Agreement.
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
On March 3, 2014, PhotoMedex' wholly-owned subsidiary, Radiancy, Inc., formed a wholly-owned subsidiary in Hong Kong, Radiancy (HK) Limited, through which we have started to directly market certain products and services to patients and consumers in selected markets in that region.
On March 5, 2014, PhotoMedex formed a wholly-owned subsidiary in India, PhotoMedex India Private Limited, through which we plan to directly market certain products and services to patients and consumers in selected markets in that country.

On August 18, 2014, the Company formed a wholly-owned subsidiary in Korea, PhotoMedex Korea Limited, through which we plan to directly market certain products and services to patients and consumers in selected markets in that country.
Discontinued Operations
As stated above, on May 12, 2014, the Company acquired LCA. See Our Company.
LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. This business, from May 2014 through December 31, 2014, was a fourth business segment for the Company, referred to as the Clinics Segment. Through this segment:
•
We provided fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provided the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers were supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists perform the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conduct pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients receive a procedure called laser-assisted in situ keratomileusis ("LASIK"), which we began performing in the United States in 1996.

As of December 31, 2014, we operated 59 LasikPlus fixed-site laser vision correction centers, generally located in metropolitan markets in the United States consisting of 51 full-service LasikPlus fixed-site laser vision correction centers and nine pre- and post-operative LasikPlus satellite vision centers. Included in the 51 full-service vision centers were four vision centers owned and operated by ophthalmologists who license our trademarks.

The main product line through LCA was Laser vision correction procedures that reshape the cornea with an excimer laser to correct refractive vision errors by changing the curvature of the cornea. These procedures may reduce the need for wearing corrective lenses such as glasses and contact lenses. Our doctors make an assessment of a patient's candidacy for laser vision correction and determine the correction required to program the excimer laser. The software of the excimer laser then calculates the number and pattern of pulses needed to achieve the intended correction using a specially developed algorithm. The typical laser vision correction procedure takes approximately 15 – 20 minutes to complete. The eye is anesthetized using topical eye drops. The patient reclines under the laser, a lid speculum holds the eyelids open, and the patient focuses on a blinking fixation light while the excimer laser pulses are applied. The excimer laser is a high-energy ultraviolet "cold" laser, meaning that no heat is generated. This non-thermal ablation permits precise reshaping of the cornea. The amount of tissue ablated and the ablation pattern depend upon the refractive error being corrected. Shortly after the procedure, the patient leaves the laser vision center with instructions to rest the remainder of the day. Follow-up visits with an optometrist or ophthalmologist are typically scheduled for one day, one week and one to three months post-procedure.
LASIK
In 1995, LCA began performing laser vision correction, including LASIK which continues to account for the majority of the laser vision correction procedures performed in the United States. In LASIK procedures, our surgeons use a femtosecond laser to create a thin flap in the cornea, which remains hinged to the eye. The surgeon then lays back this corneal flap and applies excimer laser pulses to the exposed surface of the cornea to treat the eye according to the patient's prescription. The surgeon then folds the corneal flap back to its original position and inspects it to ensure that it remains secured in position by the natural suction of the cornea. Because the surface layer of the cornea remains intact with LASIK, a bandage contact lens is normally not required and the patient typically experiences little discomfort. LASIK often has the advantage of more rapid recovery than Photorefractive Keratectomy ("PRK"), with most patients seeing well enough to drive a car the next day. The LASIK procedure generally allows an ophthalmologist to treat both eyes of a patient during the same visit.

PRK
In PRK procedures, the ophthalmologist removes the thin layer of cells covering the outer surface of the cornea (the epithelium) in order to apply the excimer laser pulses directly to the surface of the cornea. Following the PRK procedure, the ophthalmologist places a bandage contact lens on the eye to protect it. The patient may experience discomfort and blurred vision until the epithelium heals, which can take several days. The doctor generally will prescribe certain topical pharmaceuticals for use by the patient post-procedure to assist in alleviating discomfort, minimizing infection and helping to promote corneal healing. Although a patient generally experiences substantial improvement in clarity of vision within a few days following the procedure, it can take several months for the full benefits of the PRK procedure to be realized. Some patients elect to have one eye treated in one visit and the second eye treated at a later date.
LASIK and PRK procedures are performed using the same excimer lasers and offer the same results after healing occurs. Each has its advantages. Based on the pre-procedure examination and assessment, our doctors determine which laser correction procedure is best for each patient.
For the LCA-Vision business, we faced competition as laser vision correction, whether performed at one of our vision centers or elsewhere, is an alternative to other surgical as well as non-surgical treatments to correct refractive vision disorders. These non-surgical treatments include eyeglasses and contact lenses. Other refractive surgery procedures include refractive lens exchange and ICL.
We also faced competition from other providers of laser vision correction. A fragmented system of local providers, including individual or small groups of opticians, optometrists and ophthalmologists, and chains of retail optical stores and multi-site eye care vision centers deliver eye care services in the United States. Industry sources estimate that local ophthalmologists and hospitals service approximately 70% of the laser vision correction market. Corporate laser vision correction providers, such as LasikPlus®, are a specialized type of provider, operating multi-site eye care centers that provide primarily laser vision correction.
The LCA headquarters and one of the laser vision correction centers are located in an office building that we owned in Cincinnati, Ohio, which contains approximately 30,000 square feet. The other laser vision correction centers and our corporate data center were in leased locations. The typical vision center location is in a professional office building or retail site and includes a laser surgery room, private examination rooms and patient waiting areas. Vision centers range in size from approximately 2,400 to 6,100 square feet with lease expiration dates through September 30, 2021.
After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, decided to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. Effective January 31, 2015, PhotoMedex and LCA entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vision Acquisition, LLC ("Vision"), under which Vision acquired LCA and its subsidiaries from PhotoMedex for a total purchase price of $40 million in cash (the "Purchase Price"). After giving effect to working capital and indebtedness adjustments and the payment of professional fees, the Company realized net proceeds of approximately $36.5 million from this sale, of which $2 million was placed in escrow. Pursuant to the Termination of Joinder, dated as of January 31, 2015, LCA has been released from all of its obligations, including its guarantee and collateral obligations, in connection with the Facilities. The Company has used the proceeds from this transaction to pay down portions of its outstanding revolving line of credit and term loan under the Credit Agreement. As a result of that transaction, PhotoMedex's creditors agreed to waive certain prepayments set for February 1st and February 15th.
Based on the above information, the Company accordingly classified this former segment as held for sale and discontinued operations in accordance with ASC Topic 360.The results of operations of LCA-Vision have been included from May 13, 2014 through December 31, 2014 in the consolidated financial statements as assets and liabilities held for sale as of the balance sheet date. For the statement of operations, the activity related to LCA is captured as discontinued operations.

Our Key Strategies
Our technologies, products and research efforts are directed to addressing a worldwide aesthetic industry valued at $34 billion annually. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat psoriasis, vitiligo, acne, and UV damage, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment, skin rejuvenation and lower back pain. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. During 2013 and throughout 2014, we began to benefit from the impact of these marketing methodologies and expertise on our XTRAC® Excimer Laser and NEOVA® topical skin care lines while continuing to realize organic and geographic growth of additional brands.
Skilled Direct Sales Force to Target Physician and Professional Segments
PhotoMedex has long been active in physician sales, having developed a portfolio of medical devices and topical formulations that are provided under various financial arrangements primarily to dermatologists and plastic surgeons as well as other aesthetic professionals at salons and med spas. These products comprise medical lasers for skin diseases such as psoriasis and vitiligo, phototherapies for acne and sun damage, therapeutic skin care and surgical laser systems, among other products. One of our competitive advantages is an experienced, 44-person, physician-targeted sales force that is currently selling into 3,000 U.S. locations. We are focused on capitalizing on this skilled sales force in order to drive greater adoption of our line of proprietary products. These products provide skin rejuvenation, acne treatment, hair removal and other services for dermatologists and med spas
Expertise in Global Consumer Marketing
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
We have continued to capitalize upon our consumer marketing expertise to further patient awareness of our XTRAC® Excimer Laser and NEOVA® topical skin care products, which have traditionally been marketed only to physicians and aesthetic professionals. By incorporating a direct-to-consumer/patient element, we have increased brand awareness and direct patients into physicians' practices in search of these products. Our experience in effectively penetrating culturally distinct regions with targeted advertising is also anticipated to further benefit the expansion of our non-device technologies into global consumer channels.
Corporate Cultures and Clinical Excellence
We believe that the combination of our consumer and physician businesses will enable a revenue and earnings growth potential that neither firm would have been able to achieve independently. Beyond these benefits, we have also developed complementary corporate cultures, with shared commitments to innovation, product quality and a high level of customer service to address the evolving needs of customers. We also emphasize the development of products and technologies that are backed by science and clinical support. We hold more than 90 clearances from the U.S. Food and Drug Administration (FDA) under Section 510(k) of the Food, Drug and Cosmetic Act, indicating that we have permission to commercialize such products in the U.S. based on having submitted safety and efficacy information to the FDA. See Government Regulations – Regulations Relating to Products and Manufacturing discussion below.

Full Product Life Cycle Model
Since 2004, we have introduced a portfolio of professional-grade consumer products for hair removal, acne treatment, skin rejuvenation, facial skin tightening and lower back pain. These products - marketed globally under the no!no!® and Kyrobak® brands - are built upon the same technology platforms that are used in medical devices for physicians and aestheticians. We have been able to bring the clinical solutions used by physicians and med spas to the consumer home-use market by successfully miniaturizing equipment into handheld or lightweight convenient-to-carry products and engaging in a multi-faceted worldwide sales and marketing strategy. Under this type of "full product life cycle model," the development of medical technology cleared through regulatory agencies, such as the FDA, and acceptance by physicians can ultimately lead to an effective new technology for consumer use.
Once a product idea is generated, it is refined and tested through the development stage, which includes leveraging the knowledge of our Scientific Advisory Board; our marketing organization then works to encourage physician adoption of the new process/product. While many companies may stop at this point, our full product life cycle encourages us to continue to innovate and broaden our market opportunity by further miniaturizing professional technologies for home-use. Optimizing technologies for consumer use involves many considerations, including understanding and matching consumer expectations and providing superior customer service, eliminating the need for consumers to calibrate or safety test devices in the way that professionals are required to do for in-office capital equipment, and setting price points that are favorable for us but affordable for consumers. These key elements were the basis for Radiancy's no!no!® product line, which received the Consumer Survey of Product Innovation's 2011 "Product of the Year" award in the At Home Beauty Treatment category and the HSN Most Innovative Product Award for 2012.
Our Global Growth Strategies
The global market for aesthetic devices and procedures continues to expand, driven by an individual desire to improve one's appearance; a higher disposable income being spent on aesthetic treatments; an aging population in the industrialized world that desires a more youthful look; a younger generation seeking preventive solutions for the inevitable aging process; technological advances making products available to a consumer market that were previously only possible at the physician level; an increasing number of conditions, including acne and wrinkles, that can now be non-invasively treated; and a lower procedural cost, which has expanded the availability and affordability of many procedures to a greater number of individuals.
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
Our three main sources of revenue generation form our three business segments: Consumer segment, Physician Recurring segment and Professional segment. For a period of May to December 2014 we had a fourth segment of business, the Clinics segment which represented the LCA Vision business. See Discontinued Operations above. Specific growth strategies as they relate to each of these core business channels are described below.

Consumer Segment
•
Expand into additional geographic markets. We intend to continue implementing a global multichannel sales and marketing strategy. We have sold more than 5 million no!no!® units to consumers, the majority of these over the past four years. Growth has been largely driven by North America (with a population of 318 million), United Kingdom (pop. 64 million), Canada (pop. 35 million) and Japan (with a population of 127 million), although our products are sold across 55 countries. During 2013 we launched our consumer marketing platform in Germany (population of approximately 81 million people) and in Brazil (population of approximately 187 million people) and more recently, in 2014, in Columbia (pop. 47 million) and Hong Kong (pop. 7 million). Our ability to grow organically is significantly dependent upon the ability to advertise our products locally in a cost effective manner and therefore subject to the volatile availability of such advertising media.

•
Strengthen our retail distribution channel. We intend to continue the expansion and growth of our retail presence in the US and internationally. In the US in 2013 we expanded the in-store availability of our flagship product, no!no! Hair, which is now available for sale at approximately 950 Bed Bath & Beyond stores nationwide. This adds to the Company's rapidly growing global retail footprint including more than 7,500 retail outlets worldwide.

•
Diversify media campaigns, extending beyond the historical overnight infomercial audience to also target short-form infomercials and daytime advertising. We will continue to diversify our media campaigns beyond the overnight infomercial audience (the 28-minute infomercial) by increasing our advertising expenditures for infomercials in short form (30 second, 1 minute, 2 minute and 5 minute) in daytime media buys. Furthermore, we continue to test and expand a variety of media messages in various formats (TV, radio, print) and in multiple languages. In addition, the Company continues to seek alternative means of reaching consumers to create awareness of our products in order to reduce its reliance on traditional television advertising, particularly aimed at offsetting the long-term trends of consumers seeking forms of entertainment that are different from historical TV broadcast and cable formats.

•
Capitalize on our consumer marketing expertise to bring NEOVA® and our other products into the consumer segment. With our marketing expertise, we are positioned to introduce other technologies—either via product extension from the health and wellness area of the no!no!® and Kyrobak® brands or from our NEOVA® and XTRAC® technologies – into the consumer markets

•
Build out brand extensions of the no!no!® and LHE and Kyrobak product lines into additional health and wellness areas. There are several additional brand extensions in the development pipeline that are in the process of being readied for launch, which could increase the growth trajectory of our existing product offerings.

•
Leverage technology development in the physician and professional segments to drive new products for the consumer channel. We believe that our consumer line can continue to increase market penetration. We have expertise in adapting products for consumer markets, as we have taken proprietary technologies focused toward physicians and med spas and adapted them to the home-use market and will attempt to continue to grow sales and increase gross margins in this manner.

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

•
In 2012 we launched a direct to patient and physician education campaign in the US for psoriasis and vitiligo patients. The Live Clear. Live Free. campaign is designed to accelerate awareness of the XTRAC® excimer laser treatment, improve patient care, expedite information sharing, and reduce healthcare costs for what many believe is one of the most challenging skin diseases. The national and local advertising campaigns include TV, radio and direct mail marketing. 'Live Clear. Live Free.' brings PhotoMedex's support of practices that administer XTRAC® excimer laser therapy to a new level. The campaign also drives awareness of the standard of care for psoriasis and vitiligo, attracting physicians outside of the dermatology discipline nationwide. As more physicians offer XTRAC®, PhotoMedex continues to close the gap between advancements and availability to improve patient care and lower healthcare costs.

•
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

Professional Segment
•
Use PhotoMedex's 44-person U.S. direct sales force to increase sales of our professional products. Our current expertise in professional markets has opened channels for our LHE and Omnilux equipment. In addition, we intend to continue our international expansion and further the existing initiatives in Korea and India.

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
THERMICON® HEAT TRANSFER TECHNOLOGY
Our no!no!® hair removal products are built upon our proprietary heat-based Thermicon® brand technology to address consumer concerns over perceived limitations of existing hair removal products, including safety and pain, and to overcome inherent limitations of light-based hair removal solutions. Unlike other products that use methods that are painful, have side effects, are limited in body areas that can be treated or that emanate from the principle of selective thermolysis, the Thermicon® brand devices are based on heat only and are therefore applicable for all hair colors and skin types, can be used on all body areas, and if used per instructions do not have adverse events, and are virtually painless. Thermicon® brand devices utilize a high-temperature thermodynamic wire filament that is activated when the devices are moved in contact with and across the treatment area. We believe that the no!no!® brand hair removal products have several advantages over existing products for both the consumer and professional hair removal market, including:
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

no!no!® Product Line: "Professional Technology Made for Consumers"
We have realized favorable market adoption of Thermicon® brand technology, which not only overcomes the challenges of other hair removal methods but also puts control of the hair removal process in consumers' hands.
We market a full line of consumer products based on the patented Thermicon® brand technology. These products are sold globally through infomercials and television shopping channels, retail stores, online shopping websites and worldwide strategic distribution agreements.
Since 2007, we have introduced a series of no!no! devices. Every product evolution—from the no!no! Classic™, the no!no! Hair™, the no!no! Hair for Men™, the no!no! Plus™ to the no!no! PRO 3™ and the no!no! PRO 5™—represents continued innovation and product line extension. Notably, each of the prior brands is still marketed even as we continue to introduce new product extensions like the no!no! Micro and no!no! Ultra launched in 2014. Going forward, we believe that the no!no! pipeline is considerable, with multiple new products and devices being developed with some that already have launched overseas. We are committed to effectively managing our product life cycle, seeking to ensure that, when there is a change in growth trajectory, we will likely possess new, enhanced technologies that are synergistic with our platform.
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
In contrast, LHE technology was developed with the objective of efficiently using both light and heat energy to provide a greater treatment advantage. In doing so, LHE® brand products can deliver less energy density (known as "low fluences") to the target skin area, which is believed to create a safer, more efficient product. We believe that lowering the fluence of our LHE® brand products reduces the need for skin cooling techniques, simplifies the treatment process and decreases the risk of harmful side effects. In addition, balancing light and heat enables phototherapy treatments for more sensitive skin types as well as a broader spectrum of hair colors.
We have incorporated patented internal filters that protect the skin during treatment with LHE technology. We also offer a specialized light unit assembly for use on sensitive skin to further enhance our products' safety and comfort without compromising results.

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
The no!no! Skin puts out wide spectrum light (from 400 to 2,000 nm) and gentle pulses of heat to penetrate blocked pores and stop acne at its source. The device seeks to pinpoint Propionibacterium acnes (P. acnes), or acne-causing bacteria, in the pore. The green light serves to stimulate the release of oxygen radicals, which attack the P. acnes. Simultaneously, the red light produces an anti-inflammatory reaction that reduces pimples' visible swelling. The addition of heat intensifies the process and gently opens the pores to release the clog and further soothe the inflammation.
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
Present in natural sunlight, UVB is an accepted psoriasis treatment that penetrates the skin to slow the growth of damaged skin cells. UVB therapy occurs as patients expose their affected skin to a UVB light source for a set length of time on a regular schedule. In our XTRAC system, we have refined the delivery of optimum amounts of UVB directly to skin lesions. The XTRAC lasers emit a high-intensity beam of ultra-narrow-band UVB, which many studies prove can clear psoriasis faster and produce longer remissions than broad-band UVB. In comparison to broad-band UVB, narrow-band UVB also require fewer treatments to produce the desired effect.
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
We have found that XTRAC treatment leads to remission of patients' psoriasis in an average of 8 to 12 treatments. Treatment protocols recommend that patients receive two treatments per week with a minimum of 48 hours between treatments. Our data shows that XTRAC has an 89% efficacy and produces only minimal side effects. In support of its clinical effect, the XTRAC Excimer Lasers have been cited in over 45 clinical studies and research programs, with findings published in peer-reviewed medical journals around the world. The products have also been endorsed by the National Psoriasis Foundation, and their use for psoriasis is covered by nearly all major insurance companies, including Medicare.
XTRAC is a reimbursable procedure for psoriasis under three Current Procedural Terminology ("CPT") codes. It reimburses each treatment at approximately $175, with typical charges ranging from $150 to $250 depending on the amount of body surface being treated.

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

Phototherapy:
This is the area in which we operate. Our XTRAC Excimer Lasers are FDA-cleared, fully reimbursable, National Psoriasis Foundation-endorsed phototherapy treatments for psoriasis. In addition to treatment with XTRAC machines at a clinician's office, patients have the option of purchasing at-home UV light systems.

Systemic medications:
There are a number of prescription medications available for psoriasis, which are given either by mouth or as an injection. Generally, these drugs are administered only after both topical treatments and phototherapy have failed, or for people who have severe disease or active psoriatic arthritis.

Ongoing Clinical Trial
The XTRAC® Excimer Lasers are particularly significant and beneficial for moderate and severe psoriasis patients who prefer a noninvasive treatment approach without the side effects of invasive, systemic agents, or to patients who have developed a resistance to topical agents. In many cases, UVB phototherapy can also be combined with topical or systemic medications in order to enhance efficacy. With this in mind, our XTRAC® lasers have been studied in a clinical trial in combination with Galderma Laboratories, L.P.'s topical psoriasis therapies Clobex and Vectical Ointment. Clobex is a topical corticosteroid cleared to treat moderate-to-severe plaque psoriasis. It is sold as a spray, shampoo, or lotion. Vectical Ointment is a topical treatment for mild-to-moderate plaque psoriasis. The trial was led by Dr. John Koo and Dr. Ethan Levin at the University of California, San Francisco.
The study's primary endpoint is to achieve a Psoriasis Area and Severity Index (PASI) score of 75 or better in 12 weeks and subsequently maintain that clearance for an extended period of time. A PASI 75 score indicates a 75% reduction in disease, and is a benchmark endpoint for most clinical trials of psoriasis. Preliminary results for the first 21 patients that completed the new XTRAC treatment protocol were reported in the Journal of Dermatological Treatment in February 19, 2014. By week 12, 76% of the patients had a reduction in Psoriasis Area and Severity Index of at least 75% (PASI-75) and 52% had a Physicians Global Assessment of "clear" or "almost clear." If this trend continues excimer laser therapy combined with an optimized topical agent may provide an extremely effective treatment of moderate and severe psoriasis that avoids the risk of serious side effects associated with many current systemic Biologic agents.
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
XTRAC technology works for vitiligo patients in much the same way as for psoriasis patients, although vitiligo treatment requires more therapy sessions. The XTRAC UVB light functions to reignite the skin's melanocytes (the cells that produce melanin), which causes pigment to return. To date, there is not sufficient data to confirm how long patients can expect their vitiligo to be in remission after XTRAC therapy. Based on anecdotal reports, we believe that re-pigmentation may last for several years.
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
Awareness of the positive effects of XTRAC treatments is the greatest limiting factor in making XTRAC treatments available to those who suffer from psoriasis and vitiligo. Therefore, we have initiated a direct to patient advertising campaign aimed at motivating psoriasis and vitiligo patients to seek out XTRAC treatments from our dermatologist customers. Specific advertisements encourage prospective patients to contact the Company's patient advocacy center through telephone or web site whereby we provide information on the treatment, insurance coverage and ultimately schedule an appointment for the prospective patient with one of our dermatologist customers for an evaluation and treatment regimen.
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
The DNA repair enzymes contained in the NEOVA formulation have several objectives:
•	Continuously repair and enhance skin's natural processes;
•	Protect from UV immunosuppression;
•	Restore barrier function;
•	Promote collagen regeneration and skin elasticity; and
•	Assist in correcting and improving cell metabolism.
In concert with the repair enzymes, NEOVA's Copper Peptide Complex serves to promote new blood vessel growth and enhance the expression of growth factors. It stimulates collagen and elastin formation, which accelerate the repair process. Additionally, the Copper Peptide Complex is designed to mitigate damage caused by free radicals by promoting an antioxidant defense. Free radicals are a type of highly reactive oxygen molecule known to cause oxidative stress, which triggers harmful inflammatory responses and cell death as the free radicals attack DNA, lipids, proteins and other cell components. They are also believed to accelerate the progression of cancer, cardiovascular disease and age-related diseases, including cataracts, arthritis, Alzheimer's disease and diabetes. As typically occurs in normal, healthy cells, an antioxidant defense system comprising vitamins C and E and a variety of enzymes can minimize and repair free radical-induced damage.
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

We hold over 13 patents related to the NEOVA technology, as well as the ability to draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.
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
Our proprietary Contact Laser probe and scalpel surface treatments provide the ability to alter selectively the temperature profile of tissue, replicating the clinical effect of many different types of lasers. Through our Contact Laser Delivery Systems, we are able to produce a wide range of temperature gradients, which address a broad range of surgical procedures within multiple specialties. Our multiple-specialty capability reduces a hospital's need to purchase several lasers to meet its specialists' varied requirements.
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
Competition
The markets in which we participate are highly competitive. Certain of our competitors are larger than us and have substantially more resources. However, we believe that we are positioned to compete against a wide variety of peers, whether consumer-based companies of similar size or other companies competing in the aesthetics/physician channel. As it pertains to the aesthetic device market, this arena is complex and highly competitive—both for home use and treatment in a physician's office. Over the past several decades, the aesthetics technology market has changed considerably due to technological innovation and discoveries. We are exposed to competition from small, closely held, specialized aesthetic device companies, such as Dezac Group, Home Skinovations Ltd., TRIA Beauty, Inc. and LumaTherm Inc. Several public companies, such as Syneron Medical Ltd. (ELOS-NASDAQ), Cynosure Inc. (CYNO-NASDAQ) and Valeant Pharmaceuticals, Inc. (VRX-NYSE), are either looking to market or are already marketing consumer aesthetics products.

Our no!no!® products are energy-based. As such, energy-based aesthetic products may face competition from non-energy-based medical products, such as shaving, tweezing, waxing and creams.
We believe that a significant barrier to entry into an applicable market is the cost basis of the product, since our products are based upon a proprietary technology that allows us to build products inexpensively. From a marketing standpoint, if competitors are developing a product that may compete with no!no!®, they then become tasked with the challenge of building the marketing for that product. We invested roughly $62 million in 2014 in marketing and advertising. Furthermore, our comprehensive intellectual property position may serve as a deterrent to companies.
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
We currently face competitors offering discounted prices in some geographic markets where we conduct business. It is possible that our business could be materially adversely affected in the future by discounting practices of competitors, including from both a price and volume perspective. Laser vision correction procedure volume has historically correlated with the Consumer Confidence Index. In individual markets, our challenge is to leverage the national strengths of our company and enhance local efforts in order to grow market share.
Manufacturing
We manufacture our excimer laser products and our excimer lamp product at our 11,300 sq. ft. facility in Carlsbad, California. Our California facility is ISO 13485 certified. ISO 13485 is an International standardization written by the International Organization for Standardization, which publishes requirements for a comprehensive quality management system for the design and manufacture of medical devices. Certification to the standard is awarded by accredited third parties. We believe that our present manufacturing capacity at these facilities is sufficient to meet foreseeable demand for our products.
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
Research and Development
As of March 13, 2015, our research and development team, including engineers, consisted of 13 employees. We conduct research and development activities at three of our facilities located in Horsham, Pennsylvania, Carlsbad, California and Hod Hasharon, Israel. Our research and development expenditures were approximately $3.1 million in 2014, $3.3 million in 2013 and $2.9 million in 2012.
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
Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care product line relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for and maintain patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2014, we had 127 issued patents and 61 patent applications. In the U.S. alone, our business is protected by 34 patents.

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
Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors' products, especially in our skincare products. Accordingly, we had 253 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our products. These include 44 trademarks issued in the U.S. and 175 trademarks issued in the rest of the world. We periodically review the trademarks in our portfolio for usefulness with our existing and anticipated product lines; as a result, certain trademarks which were no longer in use in our business were not renewed.
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
In the U.S., medical devices are classified into three different classes, Class I, II and III, on the basis of controls deemed necessary to provide a reasonable assurance of the safety and effectiveness of the device. Class I devices are subject to general controls, such as facility registration, medical device listing, labeling requirements, premarket notification (unless the medical device has been specifically exempted from this requirement), adherence to the FDA's Quality System Regulation, and requirements concerning the submission of device-related adverse event reports to the FDA. Class II devices are subject to general and special controls, such as performance standards, pre-market notification (510(k) clearance), post-market surveillance, and FDA Quality System Regulations. Generally, Class III devices are those that must receive premarket approval by the FDA to provide a reasonable assurance of their safety and effectiveness, such as life-sustaining, life-supporting and implantable devices, or new devices that have been found not to be substantially equivalent to existing legally marketed devices.
With limited exceptions, before a new medical device can be distributed in the U.S., marketing authorization typically must be obtained from the FDA through a premarket notification under Section 510(k) of the FDA Act, or through a premarket approval application under Section 515 of the FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device (or to pre-amendments Class III devices for which the FDA has yet to call for premarket approvals). We have received FDA 510(k) clearance to market our XTRAC system for the treatment of psoriasis, vitiligo, atopic dermatitis and leukoderma and to market our LED products for a variety of indications for use. Additionally, the FDA has issued clearances to commercially market our Contact Laser System (which includes the system's laser unit, laser probes, laser scalpels and fiberoptic delivery systems) in a variety of surgical specialties and procedures in gynecology, gastroenterology, urology, pulmonology, general and plastic surgery, cardiothoracic surgery, ENT surgery, ophthalmology, neurosurgery and head and neck surgery. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other laser or electrosurgical cutting devices that had received prior clearances.

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
We are subject to routine inspection by the FDA and, as noted above, must comply with a number of regulatory requirements applicable to firms that manufacture medical devices and other FDA-regulated products for distribution within the U.S., including requirements related to device labeling (including prohibitions against promoting products for unapproved or off-label uses), facility registration, medical device listing, labeling requirements, adherence to the FDA's Quality System Regulation, good manufacturing processes and requirements for the submission of reports regarding certain device-related adverse events to the FDA.
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

As to our cosmetic products, the FD&C Act and the regulations promulgated there and under other federal and state statutes govern the testing, manufacture, safety, labeling, storage, record-keeping, advertising and promotion of cosmetic products. Our cosmetic products and product candidates may be regulated by any of the various FDA Centers. Routinely, however, cosmetics are regulated by the FDA's Center for Food Safety and Applied Nutrition. In other countries, cosmetic products may also be regulated by similar health and regulatory authorities. The skin care business also has two devices (e.g. wound care dressings) subject to 510(k) clearance, four products (e.g. sunscreen products) that contain drugs approved for use in over-the-counter products, and one prescription drug. Currently, the skincare products that are classified as drugs are not required to obtain pre-marketing regulatory approval. The process of obtaining and maintaining regulatory approvals in the U.S. and abroad for the manufacturing or marketing of our existing and potential skincare products is potentially costly and time-consuming and is subject to unanticipated delays. Regulatory requirements ultimately imposed could also adversely affect our ability to clinically test, manufacture or market products.
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
Anti-Kickback Laws
In the U.S., there are federal and state anti-kickback laws that generally prohibit the payment or receipt of kickbacks, bribes or other remuneration in exchange for the referral of patients or other health-related business. The U.S. federal healthcare programs' Anti-Kickback Statute makes it unlawful for individuals or entities knowingly and willfully to solicit, offer, receive or pay any kickback, bribe or other remuneration, directly or indirectly, in exchange for or to induce the purchase, lease or order, or arranging for or recommending purchasing, leasing, or ordering, any good, facility, service, or item for which payment may be made in whole or in part under a federal healthcare program such as Medicare or Medicaid. The Anti-Kickback Statute covers "any remuneration," which has been broadly interpreted to include anything of value, including for example gifts, certain discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payments. Several courts have interpreted the statute's intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the arrangement can be found to violate the statute. Penalties for violations include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs. In addition, several courts have permitted kickback cases brought under the Federal False Claims Act to proceed, as discussed in more detail below.
Because the Anti-Kickback Statute is broadly written and encompasses many harmless or efficient arrangements, Congress authorized the Office of Inspector General of the U.S. Department of Health and Human Services, or OIG, to issue a series of regulations, known as "safe harbors." For example, there are regulatory safe harbors for payments to bona fide employees, properly reported discounts and rebates, and for certain investment interests. Although an arrangement that fits into one or more of these exceptions or safe harbors is immune from prosecution, arrangements that do not fit squarely within an exception or safe harbor do not necessarily violate the statute. The failure of a transaction or arrangement to fit precisely within one or more of the exceptions or safe harbors does not necessarily mean that it is illegal or that prosecution will be pursued. However, conduct and business arrangements that arguably implicate the Anti-Kickback Statute but do not fully satisfy all the elements of an exception or safe harbor may be subject to increased scrutiny by government enforcement authorities such as the OIG.

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
Federal Civil False Claims Act and State False Claims Laws
The federal civil False Claims Act imposes liability on any person or entity who, among other things, knowingly and willfully presents, or causes to be presented, a false or fraudulent claim for payment by a federal healthcare program, including Medicare and Medicaid. The "qui tam," or "whistleblower" provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In recent years, the number of suits brought against healthcare providers by private individuals has increased dramatically. Medical device companies, like us, can be held liable under false claims laws, even if they do not submit claims to the government, when they are deemed to have caused submission of false claims by, among other things, providing incorrect coding or billing advice about their products to customers that file claims, or by engaging in kickback arrangements with customers that file claims.
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
When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of $5,500 to $11,000 for each separate false claim. There are many potential bases for liability under the False Claims Act. A number of states have enacted false claim laws analogous to the federal civil False Claims Act and many of these state laws apply where a claim is submitted to any state or private third-party payor. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.
HIPAA Fraud and Other Regulations
The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created a class of federal crimes known as the "federal health care offenses," including healthcare fraud and false statements relating to healthcare matters. The HIPAA health care fraud statute prohibits, among other things, knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any healthcare benefit program, or to obtain by means of false of fraudulent pretenses, any money under the control of any health care benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment and/or exclusion from government-sponsored programs. The HIPAA false statements statute prohibits, among other things, knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement or representation in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment. Entities that are found to have aided or abetted in a violation of the HIPAA federal health care offenses are deemed by statute to have committed the offense and are punishable as a principal.

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
HIPAA and Other Privacy Regulations
The regulations that implement HIPAA also establish uniform standards governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of individually identifiable health information maintained or transmitted by healthcare providers, health plans and healthcare clearinghouses, which are referred to as "covered entities." Several regulations have been promulgated under HIPAA's regulations including: the Standards for Privacy of Individually Identifiable Health Information, or the Privacy Rule, which restricts the use and disclosure of certain individually identifiable health information; the Standards for Electronic Transactions, or the Transactions Rule, which establishes standards for common healthcare transactions, such as claims information, plan eligibility, payment information and the use of electronic signatures; and the Security Standards for the Protection of Electronic Protected Health Information, or the Security Rule, which requires covered entities to implement and maintain certain security measures to safeguard certain electronic health information. Although we do not believe we are a covered entity and therefore are not currently directly subject to these standards, we expect that our customers generally will be covered entities and may ask us to contractually comply with certain aspects of these standards by entering into requisite business associate agreements. While the government intended this legislation to reduce administrative expenses and burdens for the healthcare industry, our compliance with certain provisions of these standards entails significant costs for us.
The Health Information Technology for Economic and Clinical Health Act, or the HITECH Act, which was enacted in February 2009, strengthens and expands the HIPAA Privacy and Security Rules and the restrictions on use and disclosure of patient identifiable health information. HITECH also fundamentally changed a business associate's obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. HITECH includes, but is not limited to, prohibitions on exchanging patient identifiable health information for remuneration, restrictions on marketing to individuals, and obligations to agree to provide individuals an accounting of virtually all disclosures of their health information. Moreover, HITECH requires covered entities to report any unauthorized use or disclosure of patient identifiable health information, known as a breach, to the affected individuals, the United States Department of Health and Human Services, or HHS, and, depending on the size of any such breach, the media for the affected market. Business associates are similarly required to notify covered entities of a breach. Most of the HITECH provisions became effective in February 2010. HHS has already issued regulations governing breach notification which were effective in September 2009.
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
Many private plans key their reimbursement rates to rates set by the Centers for Medicare and Medicaid Services (CMS) under three distinct Current Procedural Terminology (CPT) codes based on the total skin surface area being treated
..
As of December 31, 2014, the national rates were as follows:
•	96920 – designated for: the total area less than 250 square centimeters. CMS assigned a 2015 national payment of approximately $156.25 per treatment;
•	96921 – designated for: the total area 250 to 500 square centimeters. CMS assigned a 2015 national payment of approximately $172.70 per treatment; and
•	96922 – designated for: the total area over 500 square centimeters. CMS assigned a 2015 national payment of approximately $238.84 per treatment.
The national rates are adjusted by overhead factors applicable to each state.

Employees
As of March 13, 2015, we had 179 full-time employees, which consisted of two executive officers, 17 senior managers, 83 sales and marketing staff, 30 people engaged in operations, 12 customer-field service personnel, 13 engaged in research and development, including 7 engineers, and 22 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.
Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.
Financial Information about Geographic Areas
See Note 15 to the consolidated financial statements included elsewhere in this filing.
Available Information
PhotoMedex's website is www.photomedex.com. Our annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at www.photomedex.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The information on the Company's website is not a part of this Annual Report on Form 10-K.
Item 1A.  Risk Factors
In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations. The following discussion of risk factors contains forward-looking statements as discussed on page 1. Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.
Risk Factors Relating to the Company's Business
The Company is in default under its senior credit facility, and is currently operating under a forbearance arrangement.

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
The credit agreement contains financial covenants including a maximum leverage covenant and a minimum fixed charge covenant which the Company must maintain. These covenants are determined quarterly based on a rolling past four quarters of financial data. The Company failed to meet those covenants as of June 30, 2014; On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.

Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that are parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period") and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.
Under the provisions of the Second Amended Forbearance Agreement, the Company will not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, the Company will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.
Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities shall, beginning November 1, 2014, bear interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), the Company's obligations under the Facilities shall, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.
The Company and its subsidiaries have also agreed not to pay in cash any compensation to the either the Company's Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments may be accrued or deferred and paid in cash only after the repayment of the Facilities in full.
The Company has agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company's and its subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. The Company has also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.
The Company continues to retain the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and has also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement, the Company and these advisors will continue to prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full and in cash the Company's remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement would occur no later than the end of the Forbearance Period.
The Company agreed to limit certain capital expenditures to $100,000 per quarter, except for those involving the Company's XTRAC ® or VTRAC ®  medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.

As consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month. However, should the Company complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees are considered earned and are included in the Obligations under the Credit Agreement.
The Company continues to explore refinancing possibilities as well as other strategic alternatives in order to resolve this default and repay the facilities. However, there is no guarantee that the Company will be able to enter into a refinancing or alternative arrangement in a timely manner or under such terms as are acceptable to the Lenders. In the event that the Company is unable to enter into such an acceptable arrangement, or if, by the end of the Forbearance Period, the Company and its Lenders have not entered into another forbearance agreement or otherwise reached an agreement regarding the Credit Agreement and the Facilities, the Lenders have the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, as authorized by the Credit Agreement, and to enforce additional obligations under the Second Amended Forbearance Agreement. Such a result would have a material adverse effect on the Company and its financial condition.
Economic downturns and disruption in the financial markets could adversely affect the Company's financial condition and results of operations.
Financial markets in the United States, Europe and Asia have experienced significant disruption since 2008, including volatility in securities prices and diminished liquidity and credit availability. Furthermore, the economic slowdown during this period in the United States and other countries has weakened consumer confidence and led to significant reductions in the amounts persons and businesses will spend on consumer products and other expenditures. In part, as a result, certain of the Company's operations and revenues declined.
If adverse general economic conditions continue, the Company's future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition could be adversely impacted.
The Company is exposed to credit risk of some of its customers.
Most of the Company's sales related to its no!no!® line of products are on an open credit basis. The Company monitors individual customer payment capability in granting such open credit arrangements, seeks to limit such open credit to amounts the Company believes the customers can pay, and maintains reserves it believes are adequate to cover exposure for doubtful accounts. Beyond its open credit arrangements, the Company has also experienced demands for customer financing and facilitation of leasing arrangements, which it typically refers to leasing companies unrelated to the Company.
The Company's exposure to the credit risks may increase due to the current economic slowdown. Although the Company has programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing its credit risks. Future credit losses, if incurred, could harm its business and have a material adverse effect on its operating results and financial condition. The Company maintains estimated accruals and allowances for its business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

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
The cosmetic industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate in developing new cosmetic products and applications, its competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, its success depends in part on developing innovative applications of its technology and identifying new markets for, and applications of, existing products and technology. While the Company has reduced its cosmetic research and development expenditures in an effort to focus its resources on selling and marketing its existing no!no!® line of products, if the Company is unable to develop and commercialize new cosmetic products and identify new markets for such products and technology, its cosmetic products and technology could become obsolete and the Company's revenues and operating results could be adversely affected.
The markets for the Company's products are intensely competitive and we may not be able to compete effectively against the larger, more well-established companies that dominate this market or emerging, and small, innovative companies that may seek to obtain or increase their share of the market.
The markets for the Company's products are intensely competitive and many of our competitors are much larger and have substantially more financial and human resources than we do. Many have long histories and strong reputations within the industry and a relatively small number of companies dominate these markets.
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
Because a substantial portion of the Company's revenue is generated from its consumer business, if it fails to accurately forecast consumer demand and trends in consumer preferences, or if there is a decline in discretionary consumer spending, then the Company's revenues and profitability could decline.
Consumers in the aesthetic and skincare products industry have tastes, preferences and loyalties that are subject to change. If we do not keep up with consumer preferences and trends, or if we do not accurately forecast such preferences and trends, sales revenues in the Company's consumer business may decline or our reputation may suffer. The success of our consumer product business depends to a significant extent upon discretionary consumer spending, which is subject to a number of factors, including general economic conditions, consumer confidence, employment levels, business conditions, interest rates, availability of credit, inflation and taxation. Adverse trends in any of these economic indicators may cause consumer spending to decline further, which could hurt its sales and profitability.
The Company's laser treatments of psoriasis, vitiligo, atopic dermatitis and leukoderma, the Company's skincare products and its PTL (Photo Therapeutics Ltd.) products and any of the Company's future products or services may fail to gain market acceptance, which could adversely affect the Company's competitive position.
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

The Company also faces a risk that other companies in the market for dermatological products and services may be able to provide dermatologists a higher overall yield on investment and therefore compromise the Company's ability to increase its base of users and ensure they engage in optimal usage of its products. If, for example, such other companies have products (such as Botox or topical creams for disease management) that require less time commitment from the dermatologist and yield an attractive return on a dermatologist's time and investment, we may find that our efforts to increase our base of users are hindered.
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
Beginning in early 2010, Dr. John Y.M. Koo, the director of the Psoriasis Treatment Center at the University of California San Francisco Medical Center, initiated a clinical study to demonstrate the effectiveness of the XTRAC Velocity in combination with the drugs Clobex® and Vectical®, both from Galderma, for patients with severe psoriasis. This study may or may not result in demonstrating the effectiveness of those products in combination, or the treatment protocol and the treatment protocol may or may not gain FDA clearance. Even if the treatment protocol is successful and gains FDA clearance, limitation of supply of one or both drugs by Galderma, and lack of viable substitutes therefore, may adversely impact use of or compliance with the treatment protocol as a therapy for treatment of psoriasis. Further, the FDA limits claimed indications for use to those found in the "Instructions for Use Statement" in a device's 510(k) clearance letter. The FDA may view certain of the Company's claims of treatment as outside the scope of the device's cleared indications for use.
If the FDA determines that the clinical studies were not conducted in accordance with applicable FDA requirements, the FDA could take regulatory and/or legal enforcement actions against the Company and/or its products and could attempt to withdraw premarket 510(k) clearance.
Whether a treatment may be delegated and, if so, to whom and to what extent, are matters that may vary state by state, as these matters are within the province of the state medical boards. In states that may be more restrictive in such delegation, a physician may decline to adopt the XTRAC system into his or her practice, deeming it to be fraught with too many constraints and finding other outlets for the physician's time and staff time to be more remunerative. There can be no assurance that the Company will be successful in persuading such medical boards that a liberal standard for delegation is appropriate for the XTRAC system, based on its design for ease and safety of use. If the Company is not successful, it may find that even if a geographic region has wide insurance reimbursement, the region's physicians may decline to adopt the XTRAC system into their practices.
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
The success of the Company's XTRAC system and other treatment products depends on third-party reimbursement of patients' costs, which could result in potentially reduced prices or reduced demand and, in relevant part, adversely affect the Company's revenues and business operations.
The Company's ability to market the XTRAC system and other treatment products successfully will depend in large part on the extent to which various third parties are willing to reimburse patients or providers for the costs of medical procedures utilizing such products. These third parties include government authorities, private health insurers and other organizations, such as health maintenance organizations, whose patterns of reimbursement may change as a result of new standards for reimbursement determined by these third parties or because of the programs and policies enacted under the Patient Protection and Affordable Care Act of 2010.

Third-party payors are systematically challenging the prices charged for medical products and services. They may deny reimbursement if they determine that a prescribed device is not used in accordance with cost-effective treatment methods as determined by the payor, or is experimental, unnecessary or inappropriate. Further, although third parties may approve reimbursement, such approvals may be under terms and conditions that discourage use of the XTRAC system. Accordingly, if less costly drugs or other treatments are available, third-party payors may not authorize or may limit reimbursement for the use of the Company's products, even if its products are safer or more effective than the alternatives.
In addition, medical insurance policies and treatment coverage have been and may be affected by the parameters of the Patient Protection and Affordable Care Act of 2010. While the Act's stated purpose is to expand access to coverage, it also mandates certain requirements regarding the types and limitations of insurance coverage. There can be no guarantee that the changes in coverage under the Act will not affect the type and level of reimbursement for our products.
Although the Company has received reimbursement approvals from a majority of private healthcare plans, we cannot give assurance that these private plans will continue to adopt or maintain favorable reimbursement policies or accept the XTRAC system in its clinical role as a second-line therapy in the treatment of psoriasis. Additionally, third-party payors may require further clinical studies or changes to the Company's pricing structure and revenue model before authorizing or continuing reimbursement.
As of December 31, 2014, the Company estimates, based on published coverage policies and on payment practices of private and Medicare insurance plans, that more than 90% of the insured population in the U.S. is covered by insurance coverage or payment policies that reimburse physicians for using the XTRAC system for treatment of psoriasis. Based on these reports and estimates, the Company is continuing the implementation of a roll-out strategy under revised user models for the XTRAC system in the U.S. in selected areas of the country where reimbursement is widely available. The success of the roll-out depends on increasing physician and patient awareness and demand for the treatment. The Company can give no assurance that health insurers will not adversely modify their reimbursement policies for the use of the XTRAC system in the future.
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
It is important to the success of our marketing efforts to educate physicians and technicians how to properly use the XTRAC system. We rely on physicians to spend their time and money to participate in our pre-sale educational sessions. Moreover, if physicians and technicians use the XTRAC system improperly, they may have unsatisfactory patient outcomes or cause patient injury, which may give rise to negative publicity or lawsuits against us, any of which could have a material adverse effect on our reputation, revenues and profitability.
Many of the Company's expenses are fixed and many are based, in significant part, on its expectations of its future revenue and are incurred prior to the sale of its products and services. Therefore, any significant decline in revenue for any period could have an immediate negative impact on its margins, net income and financial results for the period.
The Company's expense levels are based, in significant part, on its estimates of future revenue and many of these expenses are fixed in the short term. As a result, the Company may be unable to adjust its spending in a timely manner if its revenue falls short of its expectations. Accordingly, any significant shortfall of revenue in relation to its estimates could have an immediate negative effect on its profitability. In addition, as its business grows, the Company anticipates increasing its operating expenses to expand its product development, technical support, sales and marketing and administrative organizations. Any such expansion could cause material losses to the extent the Company does not generate additional revenue sufficient to cover the additional expenses.

If revenue from a significant customer declines, the Company may have difficulty replacing the lost revenue, which would negatively affect its results and operations.
Excluding niche marketing efforts, the Company's skincare business targets its sales in the U.S. market to physicians, who then mark up the products for sale to their patients. No single physician practice in itself is generally responsible for a significant proportion of the Company's sales. The Company finds as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians and violate the Company's internet sales policy; while the Company has taken steps to prevent these practices,  this policy can be difficult to enforce.
In its international businesses, the Company depends for a material portion of its sales in the international arena on several key sub-distributors, and especially on The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, which is the Company's master distributor over most of the international arena for our devices (excluding our no!no!® line of products). If the Company loses GlobalMed or one of these sub-distributors, the Company's sales of phototherapy and surgical lasers are likely to suffer in the short term, which could have a negative effect on its revenues and profitability.
In addition to its sales through online and infomercial outlets, the Company's no!no! brand products are also marketed through certain major retailers, including HSN, Nordstrom's and Bed, Bath and Beyond. None of these retailers accounts for more than 10% of the sales of this product line in the United States. However, the loss of one or more of these retailers, without replacement by a comparable sales channel, could have a near-term impact on sales of the no!no! products and an effect on the Company's revenues and profitability.
The Company's failure to maintain its relationships with its key distributors (none of which have an ongoing obligation to sell our products) on acceptable terms would have a material adverse effect on its results of operations and financial condition, or if the Company fails to effectively manage or, retain its distribution network or its sales force, its business, prospects and brand may be materially and adversely affected.
Sales made through retailers and distributors constitute a significant part of the Company's sales revenue. These retailers and distributors are not obligated to sell its products, and may choose to end their relationship with us. Even if we maintain a business relationship with such retailers and distributors, they may sell competing products or may not be able to sell our products. Maintaining business relationships with these retailers and distributors and their continued success is important to maintaining the Company's revenues and profitability.
Furthermore, the Company has a limited ability to manage the activities of its independent third-party distributors. The Company's distributors could take one or more of the following actions, any of which could have a material adverse effect on its business, prospects and brand:
•	sell products that compete with its products in breach of their non-competition agreements with the Company;
•	violate laws or regulations;
•	fail to adequately promote its products; or
•	fail to provide proper service to its retailers or end-users.
Failure to adequately manage the Company's distribution network, or the non-compliance of this network with its obligations under agreements with us, could harm the Company's corporate image among end users of its products and disrupt its sales, or result in fines or other legal action against the Company.

The Company does not currently have a distributor in the Japanese market, and the failure to identify a new distributor or another long-term method of sales in this market may have an adverse effect on its business.
    On November 21, 2013 the Company's majority-owned subsidiary, Radiancy, Inc., terminated the exclusive distribution agreement between itself and Ya-Man Ltd., Radiancy's independent distributor for the no!no!® brand products in the Japanese market. Sales in Japan represented approximately 5% of the revenues related to the sale of the no!no! products for the year ended December 31, 2013; those sales were largely generated in the first six months of the year. Ya-Man failed to meet its minimum purchasing commitments under the distribution agreement in the third and fourth quarters of 2013, due to a restructuring of its methods of business operations. Radiancy and Ya-Man also disputed the responsibility for the payment of marketing expenses for that country of approximately $1 million.
The Company and Radiancy continue to seek a new distribution partner for the Japanese markets while exploring other options in which to continue the sale of products in Japan, including the use of other methods of third-party marketing and sale or the formation of an office in Japan to directly market these products. Meanwhile, retail sales to consumers of the no!no! brand products remain strong, and Ya-Man has continued to market and sell its inventory of those products in Japan. However, the Company has no assurance that a new distributor will purchase these products at the same levels as Ya-Man, will purchase the Company's new products, or that an agreement with a new distributor will be made on the same terms as the previous agreement with Ya-Man, or at all. The Company also has no assurance that the use of other third-party marketing outlets, or the formation of an office of Radiancy in Japan to directly market these products, will result in the same level of sales as that generated through the distributorship of Ya-Man. The potential diminution or loss of this market may result in lower sales and profits. If the Company is unable to replace these sales, either through a distributor or other arrangement of sale in Japan or through sales made in other markets, that loss may have an adverse material negative effect on its future operating results.
Other factors that could impact the Company's results in the market include:
•	increased regulatory constraints with respect to the claims the Company can make regarding the efficacy of products and tools, which could limit its ability to effectively market them;
•	an adverse impact on the Japanese economy and impairment of consumer spending as a result of the future earthquakes, tsunami and other natural disasters in Japan;
•	significant weakening of the Japanese yen;
•	continued or increased levels of regulatory and media scrutiny and any regulatory actions taken by regulators, or any adoption of more restrictive regulations, in response to such scrutiny; and
•	increased competitive pressures from other home use aesthetic device companies who actively seek to solicit its distributors to join their businesses.
A number of the Company's product sales depend on search engines and other online sources to attract visitors to its websites, and if the Company is unable to attract these visitors and convert them into customers in a cost-effective manner, its business and financial results may be harmed.
A major part of the Company's direct response campaign for its no!no!® line of products' success depends on its ability to attract online consumers to its websites and convert them into customers in a cost-effective manner, which depends, in part, on search engines and other online sources for its website traffic. Our subsidiary's name, Radiancy, as well as the name of our flagship products, no!no!, and variations of those names, are included in search results as a result of both paid-search listings, where the Company purchases specific search terms that will result in the inclusion of its listing, and algorithmic searches that depend upon the searchable content on its sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

If one or more of the search engines or other online sources on which the Company relies for website traffic were to modify its general methodology for how it displays its websites, resulting in fewer consumers clicking through to its websites, the Company's sales could suffer. If any free search engine on which the Company relies begins charging fees for listing or placement, if one or more of the Company's competitors outbids the Company for specific search terms or utilizes search terms which are similar to those purchased by the Company, or if one or more of the search engines or other online sources on which it relies for purchased listings, modifies or terminates its relationship with the Company, its expenses could rise, it could lose customers, and traffic to its websites could decrease.
We generate our consumer revenues almost entirely from advertising, and the reduction in availability of such advertising or loss of advertising outlets could seriously harm our business.

We generate a significant portion of the sales of our no!no! Hair and skin consumer products through the use of advertising, including online, over-the-air and direct-to-market programs. Over the past year, the market for such advertising has undergone major and unanticipated changes, resulting in lowered availability of advertising airtime and higher prices for the available airtime.  As a result, we have been unable to purchase the same level of advertising as was available to us in the past, resulting in less sales leads, a lower-rate-of-return on our advertising spend and a lower level of sales for these products.
If we are unable to purchase an appropriate level of advertising time, deliver our advertising in an appropriate and effective manner, and/or reach an acceptable rate of return on our advertising spend, we will continue to receive lower levels of sales leads and ultimately customers, and will generate less revenue in these product lines, which could have a material impact on our business and our revenues.

The Company's operating results could be negatively impacted by economic, political or other developments in foreign countries in which it or its subsidiaries do business.
The Company transports some of its goods across international borders, primarily those of the U.S., Canada, Europe, Japan and Israel. Since September 11, 2001, there has been more intense scrutiny of goods that are transported across international borders. As a result, some of our and our subsidiaries' products may face delays, and increase in costs due to such delays in delivering goods to its customers. Any events that interfere with, or increase the costs of the transfer of goods across international borders, could have a material adverse effect on its business.
Further, global economic conditions continue to be challenging. Although the economy appears to be recovering in some countries, it is not possible for us to predict the extent and timing of any improvement in global economic conditions. Even with continued growth in many of our and our subsidiaries' markets during this period, the economic downturn could adversely impact its business in the future by causing a decline in demand for our and our subsidiaries' products, particularly if the economic conditions are prolonged or worsen.
The international nature of the Company's business exposes us to certain business risks that could limit the effectiveness of the Company's growth strategy and cause our results of operations to suffer.
Continued expansion into international markets is an element of the Company's growth strategy. Introducing and marketing the Company's services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. The Company faces a number of risks associated with expanding the Company's business internationally that could negatively impact the Company's results of operations, including:
•	management, communication and integration problems resulting from cultural differences and geographic dispersion;
•	compliance with foreign laws, including laws regarding manufacture, importation and registration of products;
•
compliance with foreign regulatory requirements and the ability of GlobalMed to establish additional regulatory clearances necessary to expand distribution of the Company's products in countries outside of the United States;

•	competition from companies with international operations, including large international competitors and entrenched local companies;
•	difficulties in protecting and enforcing intellectual property rights in international jurisdictions, including against persons and companies which offer counterfeit copies of our products;
•	political and economic instability in some international markets;
•	sufficiency of qualified labor pools in various international markets;
•	currency fluctuations and exchange rates; and
•	potentially adverse tax consequences or an inability to realize tax benefits.
The Company may not succeed in its efforts to expand its international presence as a result of the factors described above or other factors that may have an adverse impact on the Company's overall financial condition and results of operations. In addition, the Company has a relationship with GlobalMed, whereby it provides the Company with certain non-U.S. regulatory support. To the extent that the Company discontinues its relationship with GlobalMed, or if GlobalMed is otherwise unable to provide the Company with the resources and assistance that the Company needs, the Company may have a difficult time expanding into international markets in an effective manner.
Conditions in Israel affect our operations related to our no!no!® line of products and may limit the Company's ability to produce and sell its products.
Radiancy, Inc. is a majority owned subsidiary of the Company and the marketer of the Company's no!no! consumer products division. All of Radiancy's research and development activities, a portion of the manufacturing operations and other critical business activities are located in Israel, a country that has experienced terrorist attacks. Political, economic and military conditions in Israel could adversely affect its operations, including a disruption of such operations due to terrorist attacks or other hostilities. Although the current hostilities in Israel have had no immediate and direct impact on Radiancy to date, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us. We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on our business or our share price.
The Company's Israeli-based facilities and/or manufacturing subcontractors could also be subject to catastrophic loss such as fire, flood, or earthquake. Any such loss at any of these facilities could disrupt operations, delay production, shipments and revenue and result in significant expense to repair and replace those facilities.
The operations of the Company's subsidiary Radiancy (Israel) Ltd. may be disrupted by the obligation of its personnel to perform military service.
Many of the Company's employees that are located in Israel are legally obligated to perform annual military reserve duty in the Israeli Defense Forces and may be called to active duty under emergency circumstances at any time without substantial notice to the Company. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. As a result, our Israeli-based operations could be disrupted by the absence, for a significant period of time, of one or more of its executive officers or a significant number of its other employees due to such reserve duty.

If the Company fails to manage its sales and marketing force or to market and distribute its products effectively, the Company may experience diminished revenues and profits.
There are significant risks involved in building and managing the Company's sales and marketing force and marketing its products, including the Company's ability:
•
to hire, as needed, a sufficient number of qualified sales and marketing personnel with the aptitude, skills and understanding to market its XTRAC systems, its no!no! Hair and skin products, its skincare lines, its Omnilux and Mistral product lines and its surgical products effectively;

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
In similar fashion, the Company cannot predict how successful it may be in marketing its skin health, hair care and wellness products in the U.S., nor can the Company predict the success of any new skin health and hair care products that it may introduce. Despite an increased focus on developing alternate channels for many of the Company's skin health, hair care, and wellness products, the Company may find that channels that are attractive to the Company are unavailable because they already carry competitive products. No assurance can be given that the Company will be successful in marketing and selling its skin health, hair care, and wellness products.
The Company may be unsuccessful in accessing the home-use consumer market with its skin health, hair care, and wellness products. Distribution through the consumer market will be principally through mass-retail chains and e-commerce and electronic media. While the Company expects the volumes will be higher, the margins may be lower. It may also prove difficult to obtain long-term commitments from the retailers. If the Company is unable to secure distribution partners or obtain favorable pricing or long-term commitments, the Company's efforts in the home-use consumer market may be unsuccessful.
The Company may encounter difficulties in quality testing and the manufacturing of its products in commercial quantities, which could adversely impact the rate at which the Company grows.
There can be no guarantee that the Company's quality assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the future, the Company may need to replace certain of its no!no!® product's components and provide remediation in response to the discovery of defects or bugs in such products that it has shipped. There can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to its reputation, inventory costs or product reengineering expenses, any of which could have a material impact on the Company's revenue, margins and net income.

Further, the Company may encounter difficulties manufacturing its line of products because it has limited experience manufacturing such products in significant commercial quantities. As a result, the Company will, in order to increase its manufacturing output significantly, have to attract and retain qualified employees for such assembly and testing operations.
Some of the components necessary for the assembly of the Company's products are currently provided to the Company by third-party suppliers. While alternative suppliers exist and could be identified, the disruption or termination of the supply of components could cause a significant increase in the costs of these components, which could affect our operating results. The Company's dependence on a limited number of third-party suppliers and the challenges the Company may face in obtaining adequate supplies involve several risks, including limited control over pricing, availability, quality and delivery schedules. A disruption or termination in the supply of components could also result in the Company's inability to meet demand for its products, which could harm its ability to generate revenues, lead to customer dissatisfaction and damage its reputation. Furthermore, if the Company is required to change the manufacturer of a key component of its products, the Company may be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations and guidelines including Quality Systems Regulations, or QSR requirements and performance standards. Failure to do so could result in the FDA taking legal or regulatory enforcement action against the Company and/or its products (e.g. recalls, fines, penalties, injunctions, seizures, prosecution or other adverse actions). The delays associated with the verification of a new manufacturer could delay the Company's ability to manufacture its products in a timely manner or within budget. The Company faces the risk that there will be supply chain problems if the volumes do not match to the margins, as certain of the Company's consumer market products are intended to be high-volume, lower-margined products.
Although the Company believes that its current manufacturing facilities are adequate to support its commercial manufacturing activities for the foreseeable future, the Company may be required to expand or restructure its manufacturing facilities to increase capacity substantially. In addition, if the Company is unable to provide customers with high-quality products in a timely manner, the Company may not be able to achieve market acceptance for its XTRAC system or achieve market acceptance and growth for its skincare products. The Company's inability to manufacture or commercialize its devices successfully could have a material adverse effect on its revenue.
If the Company fails to manage and protect its and its subsidiaries' network security and underlying data effectively, its businesses could be exposed to a cyber-attack or other disruption which could harm its operating results.
Like other large corporations, the Company relies upon a variety of information technology systems to transmit, process and store information in an electronic format for use in daily operations.  In particular, the Company possesses and uses both personal health information and personal identification information in the conduct of its business, including credit card, insurance and banking information of our customers. The size, inter-relationship and complexity of these systems, and the possession of such information, makes us vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, theft or loss of data privacy or other significant interference with the use and possession of such information, that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of network security or other interception of this information, could expose the Company to costly litigation, damage its reputation and result in a lower revenue stream and the loss of some of its customers.

Our information systems require a constant and ongoing dedication of significant resources to maintain, protect, and enhance our existing systems as well as keep pace with changes in information processing technology and regulatory standards.  In particular, maintaining the Company's network security is of critical importance because the online e-commerce systems used by our consumer product lines store proprietary and confidential customer data such as names, addresses, other personal information and credit card numbers. The Company uses commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate its systems and networks. Employee error, malfeasance or other mistakes in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. The Company employs contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent the Company's data security controls, which could result in a breach of customer privacy. In addition, third parties may attempt to hack into our systems to obtain data relating to our products or our proprietary technology. Any failure to maintain or protect these information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.
The possession and use of personal information in conducting its business subject the Company to legislative and regulatory burdens regarding the safeguarding of this information and the processes to be followed in the event of a data breach. Any interference with or unauthorized access to this information may cause us to lose existing customers; have difficulty preventing, detecting, and controlling fraud; cause disputes with customers, physicians, and other health care professionals; render us subject to legal claims and liability; result in regulatory sanctions or penalties; increase our operating expenses and cause us to incur additional significant expenses or lose revenues; render us unable to accept and process credit card transactions in our consumer businesses; or suffer other adverse consequences, any of which could have a material adverse effect on our business, financial condition or results of operations.
If the Company fails to manage its and its subsidiaries' growth effectively, its businesses could be disrupted which could harm its operating results.
The Company has experienced, and may in the future experience, growth in its business, both organically and through the acquisition of businesses and product lines. The Company expects to make significant investments to enable its future growth through, among other things, new product innovation and clinical trials for new applications and products.
In addition, if private carriers continue to approve favorable reimbursement policies for psoriasis and the Company's marketing programs are successful in increasing utilization of its XTRAC system, the Company expects to experience growth in the number of its employees and customers and the scope of its operations.
Such growth may place a strain on the Company's management and operations. The Company's ability to manage this growth will depend upon, among other factors, its ability to broaden its management team; its ability to attract, hire, train, motivate and retain skilled employees; and the ability of its officers and key employees to continue to implement and improve its operational, financial and other systems, to manage multiple, concurrent customer relationships and different products and to respond to increasing compliance requirements. The Company's future success is heavily dependent upon achieving such growth and acceptance of its products. Any failure to effectively manage future growth could have a material adverse effect on the Company's business, results of operations and financial condition.

The Company is exposed to risks associated with credit card and payment fraud and with credit card processing, which could cause the Company to lose revenue.
A significant part of the payments for its products and services are processed by the Company through credit cards or automated payment systems. The Company has suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit cards or other fraudulent payment data. For example, under current credit card practices, the Company may be liable for fraudulent credit card transactions if it does not obtain a cardholder's signature, a frequent and accepted practice in internet sales. In addition, charges under these payment methods may be challenged as fraudulent or unauthorized for a significant period of time after the purchase of the goods and services, often up to 18 months after the transactions. While the Company employs technology solutions to help it detect fraudulent transactions, those solutions are not guaranteed to uncover all fraudulent transactions. Therefore, the failure to detect or control payment fraud could cause the Company to lose sales and revenue and incur additional costs in managing fraud-control processes.
Any significant interruptions in the operations of its third-party call centers could cause the Company to lose sales and disrupt its ability to process orders and deliver its solutions in a timely manner.
The Company relies on third-party call centers to sell its products, respond to customer service and technical support requests and process orders. Any significant interruption in the operation of these facilities, including an interruption caused by its failure to successfully expand or upgrade its systems or to manage these expansions or upgrades, could reduce its ability to receive and process orders and provide products and services, which could result in lost and cancelled sales and damage to the Company's brand and reputation.
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
If the Company's third-party call center operators do not convert inquiries into sales at expected rates, its ability to generate revenue could be impaired. Training and retaining qualified call center operators is challenging, and if the Company does not adequately train its third party call center operators, they will not convert inquiries into sales at an acceptable rate.
The Company is reliant on a limited number of suppliers for production of key products.
Production of the Company's XTRAC system requires specific component parts obtained from the Company's suppliers. Production of the Company's surgical laser systems requires some component parts that may become harder to procure as the design of a system ages. Similarly, the Company's skincare products may require compounds that can be efficiently produced only by a limited number of suppliers. The Company has one primary supplier of LEDs for its PTL business and relies on contract manufacturers. While the Company believes that it could find alternate suppliers, in the event that its suppliers fail to meet its needs, a change in suppliers or any significant delay in the Company's ability to have access to such resources could have a material adverse effect on its delivery schedules, business, operating results and financial condition. Moreover, in the event the Company can no longer utilize this supplier or acquire this resource and must identify a new supplier or substitute a different resource, such change may trigger an obligation for the Company to comply with additional FDA regulatory requirements including, but not limited to, pre-marketing authorization and QSR requirements.
Finally, the Company's no!no! brand products are sourced from one main supplier. The Company believes there are other, potential sources for the manufacture of these products. However, should our main supplier be unable to meet our production demands or cease doing business, we may encounter difficulty in transitioning our products to another manufacturer, and that other manufacturer or manufacturers may not be able to meet our production requirements. Any change in supplier or any significant delay in transition to a new supplier may have a material adverse effect on the delivery schedules for these products, our ability to meet customer demand, business, operating results and financial condition.

The Company's failure to respond to rapid changes in technology and its applications in the medical devices industry or the development of a cure for skin conditions treated by its products could make its treatment system obsolete.
The medical device industry is subject to rapid and substantial technological development and product innovations. To be successful, the Company must respond to new developments in technology, new applications of existing technology and new treatment methods. The Company may also encounter greater pressure for innovation in order to satisfy a demand for novelty in the consumer market. The Company's financial condition and operating results could be adversely affected if the Company fails to be responsive on a timely and effective basis to competitors' new devices, applications, treatments or price strategies. For example, the development of a cure for psoriasis, vitiligo, atopic dermatitis or leukoderma would eliminate the need for the Company's XTRAC system for these diseases and would require the Company to focus on other uses of its technology, which would have a material adverse effect on its business and prospects.
As the Company develops new products or improves its existing products, the Company may accelerate the economic obsolescence of the existing, unimproved products and their components. The obsolete products and related components may have little to no resale value, leading to an increase in the reserves the Company has against its inventory. Likewise, there is a risk that the new products or improved existing products may not achieve market acceptance and therefore may also lead to an increase in the reserves against the Company's inventory.
The Company's marketing campaigns and advertising may be attacked as false and misleading, and our media spending might not result in increased net sales or generate the levels of product and brand name awareness that the Company desires. The Company might not be able to increase its net sales at the same rate as it increases its advertising and marketing expenditures.
The Company's future growth and profitability will depend in part on the effectiveness and efficiency of its marketing campaigns and media spending, including its ability to:
•	create greater awareness of its products and brand name;
•	determine the appropriate creative message and media mix for future expenditures; and
•	effectively manage advertising costs, including creative and media costs, to maintain acceptable costs in relation to sales levels and operating margins.
The Company's no!no!® Hair and other consumer product's portfolio of infomercials advertising, and other forms of media may not result in increased sales or generate desired levels of product and brand name awareness, and may be attacked as false and misleading. The Company may not be able to increase its net sales at the same rate as it increases its advertising expenditures or may be required to defend against inaccurate claims of false advertising. The Company is currently the subject of certain legal proceedings relating to its advertising claims in the U.S. The Company has voluntarily made changes to its advertising as part of its usual process for reviewing and updating its advertising through the various media and sales channels we rely upon, and which address certain of the claims made in these matters. These changes have not adversely affected the Company's sales of the no!no!® Hair products in the U.S. to date; however the Company may be required to make other changes in the future in response to existing or potential legal proceedings that could materially and adversely affect such sales.
The Company periodically updates the content of its infomercials and revises its product offerings. If customers are not as receptive to new infomercial content or product offerings, the Company's sales through its infomercial sales channel will decline. In addition, if there is a marked increase in the price that the Company pays for its media time, or a marked decrease in the availability of media time to be purchased by the Company, the cost-effectiveness of its infomercials will decrease. If the Company's infomercials are broadcast during times when viewership is low, this could also result in a decrease of the cost-effectiveness of such broadcasts, which could cause its results of operations to suffer. Also, to the extent the Company has committed in advance for broadcast time for its infomercials, the Company would have fewer resources available for potentially more effective distribution channels.

A higher than anticipated level of product returns may adversely affect the Company's business and its customers, or physicians and technicians, as the case may be, may misuse certain of its products, and product and other damages imposed on the Company may exceed its insurance coverage, or the Company may be subject to claims that are not covered by insurance.
The Company offers consumers who purchase its consumer products, including its no!no!® brands directly from the Company a money-back guarantee, subject to time and certain other limitations. Retailers and home shopping channels are also permitted to return the consumer products, subject to certain limitations. The Company establishes revenue reserves for product returns based on historical experience, estimated channel inventory levels and other factors. If product returns exceed estimates, the excess would offset reported revenue, which could negatively affect the Company's financial results. Product returns and the potential need to remedy defects or provide replacement products or parts for items shipped in volume could result in substantial costs, the requirement to conduct an FDA recall and/or submit an FDA-required report of a correction/removal and have a material adverse effect on the Company's business and results of operations.
The Company may be subject to product liability claims from time to time. A number of the Company's products are highly complex and some are used to treat delicate skin conditions on and near a patient's face. In addition, the clinical testing, manufacturing, marketing and use of certain of the Company's products and procedures may also expose the Company to product liability, FDA regulatory and/or legal actions, or other claims. Certain indications for use for the Company's PTL light-based devices, though approved outside the U.S., are not approved in the U.S. If a physician elects to apply an off-label use and the use leads to injury, the Company may be involved in costly litigation. In addition, the fact that the Company trains technicians whom it does not supervise in the use of its XTRAC system during patient treatment may expose the Company to third-party claims if those doing the training are accused of providing inadequate training. The Company presently maintains liability insurance with coverage limits of at least $10,000,000 per occurrence and overall aggregate, which the Company believes is an adequate level of product liability insurance, but product liability insurance is expensive and the Company might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect the Company, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on its business, results of operations and financial condition. In addition, continuing insurance coverage may also not be available at an acceptable cost, if at all. Therefore, the Company may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action against the Company and or its products including recall, and could have a material adverse effect upon the Company's business, financial condition and results of operations.
The Company's costs could substantially increase if it experiences a significant number of warranty claims.
The Company provides 12-month embedded product warranties, and offers longer warranties available for separate purchase, against technical defects of its no!no!® line of hair removal products and other consumer products. Its product warranty requires the Company to repair defective parts of its products, and if necessary, replace defective components. Historically, the Company has received a limited number of warranty claims for these products. The costs associated with such warranty claims have historically been relatively low. Thus, the Company generally does not accrue a significant liability contingency for potential warranty claims.
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
The Company's business may bring it into conflict with its licensees, licensors, or others with whom the Company have contractual or other business relationships, or with its competitors or others whose interests differ from it. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in arbitration and/or litigation brought by or against it. Such actions are likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of arbitration or litigation is always uncertain, and in some cases could include judgments against the Company that require it to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business. In addition, while the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. The Company cannot predict what the outcome will be in any ongoing or threatened arbitrations and/or litigations, and any adverse results in any such actions may also materially and negatively impact its business, the market price of its common stock, cash flow, prospects, revenues, profitability or capital expenditures, or have other material adverse effects on its business, reputation, results of operations, financial condition or liquidity.
From time to time, the Company may be threatened with material litigation.
From time to time, the Company is threatened with individual and class action litigations involving its business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property, SEC or FDA matters, licenses and other areas involving it and its business. The outcome or effect on its business, the market price of the Company's common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for its products, results of operations, financial condition or liquidity of any future litigation cannot be predicted by the Company. Except as disclosed in Item. 3, Legal Proceedings, no such current pending matters, if any, are believed to be significant.
Litigation is inherently unpredictable and may:
•
result in rulings that are materially unfavorable to the Company, including claims for significant damages, fines or penalties, and administrative remedies, or other rulings that prevent it from operating its business in a certain manner;

•	cause the Company to change its business operations to avoid perceived risks associated with such litigation; and
•	require the expenditure of significant time and resources, which may divert the attention of management and interfere with the pursuit of the Company's strategic objectives.
While the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. If any litigation were to have a material adverse result, there could be a material impact on the Company's results of operations, cash flows or financial position.
The Company depends on its executive officers and key personnel to implement its business strategy and could be harmed by the loss of their services and the inability to attract personnel for these positions.
The Company believes that its growth and future success will depend in large part upon the skills of its key management, technical and scientific personnel. Certain members of the Company's management staff as well as other key employees may voluntarily terminate their employment with the Company at any time, with or without notice. There is substantial competition for personnel in the industries in which we operate, and we may face increased competition for such employees, resulting in the need to compensate these personnel at a higher-than-anticipated rate, a delay in replacing such personnel and integrating them into the Company's operations, and the possibility that we may be unable to attract and retain these personnel. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources, and may have an adverse effect on our business and our ability to grow that business.

In particular, the Company's success depends in part upon the continued service and performance of Dr. Dolev Rafaeli and Dennis M. McGrath. The Company has fixed-term employment agreements with Dr. Rafaeli and Mr. McGrath; however, there are no assurances that the services of these individuals will be available to the Company for any specified period of time. The loss of the services of one or both of these officers could adversely affect the Company's ability to develop and introduce its new products.
Additionally, the Company does not currently maintain "key person" life insurance on the lives of Dr. Rafaeli, Mr. McGrath, its other executives or any of its employees. The Company's lack of insurance means that it may not have adequate compensation for the loss of the services of its key employees, which could affect the Company's ability to maintain the level of services formerly provided by those persons.
In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees, particularly in emerging markets as the trend toward globalization continues. If we are unable to attract key personnel in a timely manner, including key sales and other personnel who have critical industry experience and relationships in the regions in which we operate, including in emerging markets, it may have an adverse effect on our business and our ability to drive growth, including through execution of our strategic initiatives. Furthermore, some of the key personnel for whom we compete have post-employment arrangements with their current or former employer that may impact our ability to hire them or expose us and them to claims. In addition, if we are unable to retain and focus our existing key personnel it may have an adverse effect on our business, financial condition and results from operations. Changes in our senior management structure could lead to inefficiencies in our ability to execute our strategic, cost-reduction and efficiency initiatives, which may have an adverse effect on our business and results of operations.
It may be difficult for any of the Company's stockholders to effect service of process and enforce their rights against the Company or its officers and directors in foreign courts.
Certain of the Company's operating subsidiaries' assets are located outside the United States, including locations in Israel, the United Kingdom, Brazil, Korea, Hong Kong, Columbia and India. As a result, the Company's stockholders may find it difficult to enforce their legal rights in the courts of these countries based on the civil liability provisions of the United States federal securities laws as applied in the courts of the United States or these countries, even if civil judgments are obtained in courts of the United States. In addition, it is unclear if extradition treaties in effect between the United States and these countries would permit effective enforcement against any of the Company's officers and directors that reside outside the United States of criminal penalties, whether sought under the United States federal securities laws or other applicable laws.
Currency exchange rate fluctuations could adversely affect the Company's operating results.
Some of the Company's operating expenses are denominated in New Israeli Shekel ("NIS"). Any significant fluctuation in the value of the NIS may materially and adversely affect its cash flows, earnings and financial position. For example, an appreciation of NIS against the U.S. dollar would make any new NIS denominated investments or expenditures more costly to the Company, to the extent that it needs to convert U.S. dollars into NIS for such purposes. Furthermore, because certain parts of our business include international business transactions, costs and prices of its products or components in overseas countries, such transactions are affected by foreign exchange rate changes.
The majority of sales invoicing for the Company's PTL business is done in Pounds Sterling, Euros or U.S. dollars, while product costs and the overhead of the offices in the United Kingdom are denominated in Pounds Sterling. The sales invoicing for the LK Technology business is done in Brazilian Real. The Company's U.S. operations, with U.S. dollar operating costs, serve to reduce the exposure to fluctuations in the value of the Pound Sterling, the Euro, or the Brazilian Real. To the extent that the Company adjusts its invoicing practices for its PTL and LK Technology businesses, or if the remainder of its business (or any portion thereof) ceases to be conducted primarily in U.S. dollars, the Company's exposure to the market's currency conditions could present a greater risk to it.
As a result, foreign exchange rate fluctuations may adversely affect the Company's business, operating results and financial condition.

The Company's ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income and U.K. business tax purposes may be limited as a result of "ownership changes" of PhotoMedex caused by the merger. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.
If a corporation undergoes an "ownership change" under Section 382 of the U.S. Internal Revenue Code, the amount of its pre-change net operating losses, which we refer to in this report as "NOLs", that may be utilized to offset future taxable income is subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the applicable testing period (generally three years).
The annual limitation generally is determined by multiplying the value of the corporation's stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by recognized built-in gains or reduced by recognized built-in losses in the assets held by the corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.
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
In addition, the amount of the NOL carryforwards is subject to review and audit by the Internal Revenue Service (the "IRS"). There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.
Likewise, if a corporation undergoes an "ownership change" and/or a "change in trade or business" under various standards of Her Majesty's Revenue and Customs (HMRC, U.K.), the amount of a company's pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income. After evaluating the effects of the reverse merger and integration of Radiancy's business on its U.K. NOLs; management determined that the NOLs remain usable against future income of the UK subsidiary. However, the amount of the NOL carryforwards remains subject to review and audit by the HMRC. There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.
Risks Related to the Company's Intellectual Property Matters
If the Company is unable to adequately protect or enforce its rights to intellectual property or secure patents right to technologies that it develops, the Company may, experience reduced market share, assuming any, or incur costly litigation to enforce, maintain or protect such rights.
The Company's success depends in part on its ability to maintain and defend patent protection for its products, to preserve its trade secrets and to operate without infringing the proprietary rights of third parties. However, the Company cannot guarantee that the patents covering certain of its technologies and processes will not be contested, found to be invalid, unenforceable or owned by another or circumventable. There can be no assurance that its pending patent applications will result in patents being issued, or that its competitors will not circumvent, or challenge the validity of, any patents issued to the Company. Any such objections and rejections may adversely affect the Company's other patents and patent applications.  There can be no assurance that measures taken by the Company to protect its proprietary information will prevent the unauthorized disclosure or use of this information or that others will not be able to independently develop such information. In addition, in the event that another party infringes its patent rights or other proprietary rights, the enforcement of such rights can be a lengthy and costly process, with no guarantee of success. Moreover, there can be no assurance that claims alleging infringement by the Company of the proprietary rights of others will not be brought against the Company in the future or that any such claims will not be successful. If the Company is unable to maintain the proprietary nature of its technologies, its ability to market or be competitive with respect to some or all of its products may be affected, which could reduce its sales and affect its profitability. Also, as the Company's patents expire, competitors may utilize the technology found in such patents to commercialize their own products. Moreover, while the Company seeks to secure additional patents on commercially desirable improvements, there can be no assurance that the Company will be successful in securing such patents, or that such additional patents will adequately offset the effect of expiring patents. Further, pending patent applications are not enforceable.
The Company's policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of the Company's business. The Company's strategy has been to apply for and maintain patent protection for inventions and their applications which it believes has potential commercial value in countries that offer significant market potential. Because of the high costs of applying for, procuring and maintaining patents, the Company is unable to file patent applications covering all of its products in every country and as a result its patents are limited in scope and geographic coverage and may not protect the Company from competing products in those markets.
The Company will rely on certain of its PTL patents to protect the home-use market for two of its PTL hand-held devices. If the patents prove unenforceable or circumventable, the Company may not attain growth and may lose market share from these PTL products.
The Company's success may depend, in part, on its ability to continue to use certain software in its products and in its business. This software may have been created by contractors to the Company or may include third-party software such as open source software. There is a possibility that claims will be made that this software infringes the copyright and/or trade secret rights of one or more third parties and that such claims may affect the Company's right to use the software.
From an international perspective, protection of intellectual property outside of the U.S. is uncertain to the Company. The laws of some countries may not protect the Company's intellectual property rights to the same extent as laws in the U.S. The intellectual property rights the Company enjoys in one country or jurisdiction may be rejected in other countries or jurisdictions, or, if recognized there, the rights may be significantly diluted. This may affect the Company's ability to commercialize its products, grow its product sales and maintain market share in countries outside the U.S. It may be necessary or useful for the Company to participate in proceedings to determine the validity of its foreign intellectual property rights, or those of its competitors, which could result in substantial cost and divert its resources, efforts and attention from other aspects of its business.
The Company's trademarks are limited in scope and geographic coverage and may not significantly distinguish the Company from its competition. The Company's trade secrets are also limited in scope and geographic coverage and may not adequately protect the Company from products offered by our competitors.
The Company owns several key federal and international trademark registrations and has federal trademark applications pending in the United States and abroad for additional trademarks. Even if those federal registrations are granted to the Company, its trademark rights may be challenged. Further, as registration is usually a requirement for protection in most foreign countries, if the Company has not registered its marks, it may not have any enforceable rights. It is also possible that its competitors will adopt trademarks similar to the Company's, thus impeding its ability to build brand identity and possibly leading to customer confusion. Third parties could register trademarks that are similar to the Company's in the United States and overseas. The Company could incur substantial costs in prosecuting or defending trademark infringement suits. If the Company fails to effectively enforce its trademark rights, its competitive position and brand recognition may be diminished.

Furthermore, the Company's skincare business seeks to establish customer loyalty, in part, by means of its use of trademarks. It can be difficult and costly to defend trademarks from encroachment, especially on the Internet, or misappropriation overseas. Third parties may also challenge the validity of the Company's trademarks. In either eventuality, the Company's customers may become confused and direct their purchases to competitors. Third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to the Company's own. Without the protection afforded by the Company's patent, trade secret and proprietary information rights, the Company may face direct competition from others commercializing their products using the Company's technology, which may have a material adverse effect on the Company's business and its prospects. Trade secrets and other proprietary information which are not protected by patents are also critical to the Company's business. The Company attempts to protect its trade secrets by, among other steps, entering into confidentiality agreements with third parties, employees and consultants. However, such other steps may be ineffective, may be found to be invalid by the laws of a particular state or country, and these agreements can be breached and, if they are and even if the Company is able to prove the breach or that its technology has been misappropriated under applicable state law, there may not be an adequate remedy available to the Company.
The Company must monitor and protect its internet domain names to preserve their value. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe on or otherwise decrease the value of its trademarks.
Third parties may acquire substantially similar domain names that decrease the value of the Company's domain names and trademarks and other proprietary rights which may hurt its business. Moreover, the regulation of domain names in the United States and foreign countries is subject to change. Governing bodies could appoint additional domain name registrars or modify the requirements for holding domain names. Governing bodies could also establish additional "top-level" domains, which are the portion of the Web address that appears to the right of the "dot," such as "com," "gov" or "org." As a result, the Company may not maintain exclusive rights to all potentially relevant domain names in the United States or in other countries in which the Company conducts business, which could harm its business or reputation.
Claims that the Company misuses the intellectual property of others could subject the Company to significant liability and disrupt its business.
The Company may become subject to material legal proceedings and claims relating to intellectual property matters, including claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks, copyrights or other proprietary rights. Its competitors, some of which may have substantially greater resources than the Company has and may have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with the Company's ability to make, use and sell its current and future products and technologies. The Company may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, the Company may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to its interests. The Company may need to resort to costly and time-consuming litigation to protect and/or enforce its proprietary rights or to determine the scope and validity of a third party's patents or other proprietary rights, including whether any of its products, technologies or processes infringe the patents or other proprietary rights of third parties. Any failure to enforce or protect its rights could cause the Company to lose the ability to exclude others from using its technologies to develop or sell competing products. The Company may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, while the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. The outcome of any such proceedings is uncertain and, if unfavorable, could force the Company to discontinue sales of the affected products or impose significant penalties or restrictions on its business. The Company does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

If the Company is unable to defend its intellectual property rights internationally, it may face increased competition outside the U.S., which could materially and adversely affect its future business, prospects, operating results and financial results and financial condition.
Risks Related to the Company's Regulatory Matters
The Company's failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent the Company from commercially distributing and marketing current or upgraded products in the United States, which could severely harm our business.
The Company's products, including the no!no!® family of products, are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. Should the FDA require, or a change in current regulations occur, that our products be FDA-cleared for marketing and sale in the U.S. we may be required to incur significant expense and engage in a time consuming process seeking such approvals. If we were unable to obtain the required FDA approvals for these products or as necessary to make certain claims about the efficacy of the products, our sales of these products in the U.S. could be materially adversely affected.
The FDA clears marketing of lower-risk medical devices through the 510(k) process if the manufacturer demonstrates that the new product is substantially equivalent to other 510(k)-cleared products. High risk devices deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices, or devices not deemed substantially equivalent to a previously cleared device, require the pre-market approval (PMA). The PMA process is more costly, and much longer, than the 510(k) clearance process. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA's satisfaction the safety and efficacy of the device for its intended use.
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
The Company's failure to comply with U.S. federal, state and foreign governmental regulations could lead to the issuance of warning letters or untitled letters, the imposition of injunctions, suspensions or loss of regulatory clearance or approvals, product recalls, or corrective action, termination of distribution, product seizures or civil penalties. In the most extreme cases, criminal sanctions or closure of the manufacturing facility are possible.
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
The Company's medical device operations are subject to pervasive and continuing FDA regulatory requirements.
Medical devices regulated by the FDA are subject to "general controls" which include: registration with the FDA; listing commercially distributed products with the FDA; complying with good manufacturing practices under the quality system regulations; filing reports with the FDA of and keeping records relative to certain types of adverse events associated with devices under the medical device reporting regulation; assuring that device labeling complies with device labeling requirements; reporting certain device field removals and corrections to the FDA; and obtaining premarket notification 510(k) clearance for devices prior to marketing. Some devices known as "510(k)-exempt" can be marketed without prior marketing clearance or approval from the FDA. In addition to the "general controls," some Class II medical devices are also subject to "special controls," including adherence to a particular guidance document and compliance with the performance standard. Instead of obtaining 510(k) clearance, some Class III devices are subject to premarket approval (PMA). In general, obtaining premarket approval to achieve marketing authorization from the FDA is a more onerous process than seeking 510(k) clearance.
Many medical devices, such as medical lasers, are also regulated by the FDA as "electronic products." In general, manufacturers and marketers of "electronic products" are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.
The medical device industry is now experiencing greater scrutiny and regulation by Federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management including standards for device recalls and product labeling. Such reviews and investigations may result in the civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of Warning Letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management's attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

The Company must also have the appropriate FDA clearances and/or approvals from other governmental entities in order to lawfully market devices and or/drugs. The FDA, federal, state or foreign governments and agencies may disagree that the Company has such clearance and/or approvals for all of its products and may take action to prevent the marketing and sale of such devices until such disagreements have been resolved.
Additionally, Federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our Company's interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act requires us to disclose payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals at the U.S. federal level made after August 1, 2013. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business.
Healthcare policy changes may have a material adverse effect on the Company.
Healthcare costs have risen significantly over the past decade. As a result, there have been and continue to be proposals Federal, state and foreign governments and regulators as well as third-party insurance providers to limit the growth of these costs. Among these proposals are regulations that could impose limitations on the prices the Company will be able to charge for its products, the amounts of reimbursement available for its products from governmental agencies or third-party payors, requirements regarding the usage of comparative studies, technology assessments and healthcare delivery structure reforms to determine the effectiveness and select the products and therapies used for treatment of patients. While we believe our products provide favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate this value to our customers, patients, payors, and regulators is significant and may require longer periods of time and effort in which to obtain acceptance of our products. There is no assurance that our efforts will be successful, and these limitations could have a material adverse effect on the Company's financial position and results of operations.
These changes and additional proposed changes in the future could adversely affect the demand for the Company's products as well as the way in which the Company conducts its business. For example, the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013, which includes certain products marketed and sold by the Company, as well as requiring research into the effectiveness of treatment modalities and instituting changes to the reimbursement and payment systems for patient treatments. In addition, governments and regulatory agencies continue to study and propose changes to the laws governing the clearance or approval, manufacture and marketing of medical devices, which could adversely affect our business and results of operations.
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
Various healthcare reform proposals have also emerged at the state level. The Company cannot predict what healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on the Company. However, an expansion in government's role in the U.S. healthcare industry may lower reimbursements for the Company's products, reduce medical procedure volumes and adversely affect the Company's business, possibly materially. In addition, if the excise taxes contained in the House or Senate health reform bills are enacted into law, the Company's operating expenses resulting from such an excise tax and results of operations would be materially and adversely affected.

If the effectiveness and safety of the Company's devices are not supported by long-term data, the Company's revenues could decline.
The Company's products may not be accepted in the market if the Company does not produce clinical data supported by the independent efforts of clinicians. The Company received clearance from the FDA for the use of the XTRAC system to treat psoriasis based upon the Company's study of a limited number of patients. Safety and efficacy data presented to the FDA for the XTRAC system was based on studies on these patients. For the treatment of vitiligo, atopic dermatitis and leukoderma, the Company has received clearance from the FDA for the use of the XTRAC system based primarily on a showing of substantial equivalence to other previously cleared predicate devices. However, the Company may discover that physicians will expect clinical data on such treatments with the XTRAC system. The Company also may find that data from longer-term psoriasis patient follow-up studies may be inconsistent with those indicated by the Company's relatively short-term data. If longer-term patient studies or clinical experience indicate that treatment with the XTRAC system does not provide patients with sustained benefits or that treatment with the Company's product is less effective or less safe than the Company's current data suggests, the Company's revenues could decline. In addition, the FDA could then bring legal or regulatory enforcement actions against the Company and/or its products including, but not limited to, recalls or requirements for pre-market 510(k) authorizations. The Company can give no assurance that its data will be substantiated in studies involving more patients. In such a case, the Company may never achieve significant revenues or profitability.
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
If the Company is found to be promoting the use of its devices for unapproved or "off-label" uses or engaging in other noncompliant activities, the Company may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to its reputation and business.
The Company's labeling, advertising, promotional materials and user training materials must comply with the FDA and other applicable laws and regulations, including the prohibition of the promotion of a medical device for a use that has not been cleared or approved by the FDA. Obtaining 510(k) clearance or PMA approval only permits the Company to promote its products for the uses specifically cleared by the FDA. Use of a device outside its cleared or approved indications is known as "off-label" use. Physicians and consumers may use the Company's products off-label because the FDA does not restrict or regulate a physician's choice of treatment within the practice of medicine nor is there oversight on patient use of over-the-counter devices. Although the Company may request additional cleared indications for our current products, the FDA may deny those requests, require additional expensive clinical data to support any additional indications or impose limitations on the intended use of any cleared product as a condition of clearance. Even if regulatory clearance or approval of a product is granted, such clearance or approval may be subject to limitations on the intended uses for which the product may be marketed and reduce our potential to successfully commercialize the product and generate revenue from the product.
If the FDA determines that the Company's labeling, advertising, promotional materials, or user training materials, or representations made by Company personnel, include the promotion of an off-label use for the device, or that the Company has made false or misleading or inadequately substantiated promotional claims, or claims that could potentially change the regulatory status of the product, the agency could take the position that these materials have misbranded the Company's devices and request that the Company modifies its labeling, advertising, or user training or promotional materials and/or subject the Company to regulatory or legal enforcement actions, including the issuance of an Untitled Letter or a Warning Letter, injunction, seizure, recall, adverse publicity, civil penalties, criminal penalties, or other adverse actions. It is also possible that other federal, state, or foreign enforcement authorities might take action if they consider the Company's labeling, advertising, promotional, or user training materials to constitute promotion of an unapproved use, which could result in significant fines, penalties, or other adverse actions under other statutory authorities, such as laws prohibiting false claims for reimbursement. In that event, we would be subject to extensive fines and penalties and the Company's reputation could be damaged and adoption of the products would be impaired. Although the Company intends to refrain from statements that could be considered off-label promotion of its products, the FDA or another regulatory agency could disagree and conclude that the Company has engaged in off-label promotion. For example, the Company has made statements regarding some of its devices that the FDA may view as off-label promotion. In addition, any such off-label use of the Company's products may increase the risk of injury to patients, and, in turn, the risk of product liability claims, and such claims are expensive to defend and could divert the Company's management's attention and result in substantial damage awards against the Company.
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
While the Company does not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, many healthcare laws and regulations apply to the Company's business. For example, the Company could be subject to healthcare fraud and abuse and patient privacy regulation and enforcement by both the federal government and the states in which the Company conducts its business. The healthcare laws and regulations that may affect the Company's ability to operate include:
•
the federal healthcare programs' Anti-Kickback Law, which prohibits, among other things, persons or entities from soliciting, receiving, offering or providing remuneration, directly or indirectly, in return for or to induce either the referral of an individual for, or the purchase order or recommendation of, any item or service for which payment may be made under a federal healthcare program such as the Medicare and Medicaid programs;

•
federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent, or are for items or services not provided as claimed and which may apply to entities like the Company to the extent that the Company's interactions with customers may affect their billing or coding practices;

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

Recently, the medical device industry has been under heightened scrutiny as the subject of government investigations and regulatory or legal enforcement actions involving manufacturers who allegedly offered unlawful inducements to potential or existing customers in an attempt to procure their business, including arrangements with physician consultants. If the Company's operations or arrangements are found to be in violation of any of the laws described above or any other governmental regulations that apply to the Company, the Company may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from the Medicare and Medicaid programs and the curtailment or restructuring of its operations. Any penalties, damages, fines, exclusions, curtailment or restructuring of the Company's operations could adversely affect its ability to operate its business and its financial results. The risk of the Company being found in violation of these laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against the Company for violation of these laws, even if the Company successfully defends against that action and the underlying alleged violations, could cause the Company to incur significant legal expenses and divert its management's attention from the operation of its business. If the physicians or other providers or entities with whom the Company does business are found to be non-compliant with applicable laws, they may be subject to sanctions, which could also have a negative impact on the Company's business.
The Company or its subsidiaries' failure to obtain or maintain necessary FDA clearances or approvals, or equivalents thereof in the U.S. and relevant foreign markets, could hurt our ability to distribute and market our products.
In both the Company's and its subsidiaries' United States and foreign markets, the Company and its subsidiaries are affected by extensive laws, governmental regulations, administrative determinations, court decisions and similar constraints. Such laws, regulations and other constraints may exist at the federal, state or local levels in the United States and at analogous levels of government in foreign jurisdictions.
For example, the Company's laser products are considered medical devices and are subject to extensive regulation in the U.S. and in foreign countries where we intend to do business. In addition, certain of the Company's skincare products and product candidates may fall under the regulatory purview of various centers at the FDA and in other countries by similar health and regulatory authorities. As the Company seeks to expand sales of its skincare products outside the U.S., we may encounter requirements that we did not anticipate or that we may not be able to satisfy.
In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company's and its subsidiaries' products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA, the FTC, State Attorneys General in the United States, the Ministry of Health, Labor and Welfare in Japan, as well as by various other federal, state, local and international regulatory authorities in the countries in which its products are manufactured, distributed or sold. If the Company or its manufacturers fail to comply with those regulations, the Company and its subsidiaries could become subject to significant penalties or claims, which could harm its results of operations or its ability to conduct its business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of its products, resulting in significant loss of net sales. The Company's failure to comply with federal or state regulations, or with regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by the Company or its subsidiaries, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, the Company and its subsidiaries' businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect its sales and profitability.  Each medical device that the Company wishes to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA's 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The premarket approval process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect the Company's revenues and profitability. Although the Company has obtained 510(k) clearances for its XTRAC system for use in treating psoriasis, vitiligo, atopic dermatitis and leukoderma, and 510(k) clearances for its Omnilux devices as well as extensive 510(k) clearances for its surgical products, these clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on the Company's business.

Although cosmetic products are not subject to any FDA premarket approval or clearance process, they must, nonetheless, comply with the FDA's formulation, manufacturing and labeling requirements or such products may be considered adulterated or misbranded by the agency which could subject the Company to potential regulatory or legal enforcement actions. Similar, or more stringent, requirements may apply in foreign jurisdictions as well.  The Company may also find that if its cosmetic products compete with a third-party's drug product, competitive and regulatory pressure may be applied against the cosmetic products. Some cosmetic products may be viewed by the FDA or international regulatory agencies as drugs or devices to a large extent based upon the promotional claims or ingredients. Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve drug claims, the Company's claims and interpretation of applicable regulations may be challenged, which could harm its business.
Sunscreen products that contain ingredients or make claims beyond those identified by the FDA in its sunscreen monograph and corresponding guidance documents are considered over-the-counter drugs. The cosmetics containing sunscreen ingredients are required to conform with the FDA's sunscreen monograph as well as other international regulatory requirements for sunscreen products. The FDA may view some of the Company's sunscreen products as new drugs if the FDA determines that its formula and/or claims are not in compliance with the monograph or applicable guidance. In addition, certain countries may impose additional regulatory requirements upon these products in order for these products to be marketed and sold in those countries.
Certain indications for use for the Company's PTL light-based products are permitted in Europe and elsewhere in the world, but are not cleared or approved for marketing in the U.S. Such clearances or approvals could be costly and take significant time to obtain. If the Company is not approved or cleared to market the indications for use in the U.S., it is uncertain whether the products will be successful in the U.S.
The Company has modified some of its products and sold them under prior 510(k) clearances. The FDA could decide the modifications required new 510(k) clearances and require the Company to cease marketing and/or recall the modified products.
Any modification to one of the Company's 510(k) cleared devices that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or a pre-market approval. The Company may be required to submit pre-clinical and clinical data depending on the nature of the changes and the product. The Company may not be able to obtain additional 510(k) clearances or pre-market approvals for modifications to, or additional indications for, its existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect its ability to introduce new or enhanced products into the market in a timely manner, which in turn would harm its revenue and operating results. The Company has modified some of its marketed devices, but the Company has determined, and may make such additional determinations in the future, that new 510(k) clearances or pre-market approvals are not required.  The FDA requires every manufacturer to make this determination in the first instance, but the FDA may review the manufacturer's decision. The Company cannot be certain that the FDA would agree with any of its prior or future decisions not to seek new 510(k) clearances or pre-market approvals. If the FDA requires the Company to seek new 510(k) clearance or a pre-market approval for any modification, the Company also may be required to cease marketing, distributions and/or recall the modified device until the Company obtains such 510(k) clearance or pre-market approval, and may be subject to significant regulatory fines or penalties. The FDA could also bring legal or regulatory enforcement action against the Company or its products.
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
Some of the Company's new or modified products may require the FDA clearance of a 510(k) notice. In addition some of the products may require clinical trials to support regulatory approval and we may not successfully complete these clinical trials. The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse requests for 510(k) clearance or premarket approval of new products. Failure to receive clearance or approval for new products would have an adverse effect on the Company's ability to expand our business.
The results of the Company's clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
Even if any of the Company's clinical trials are completed as planned, it cannot be certain that study results will support product candidate claims or that the FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical evaluation and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate's profile.
The Company's market acceptance in international markets requires regulatory approvals from foreign governments and may depend on third party reimbursement of participants' cost.
The Company has introduced its XTRAC system into markets in more than 30 countries in Europe, the Middle East, the Far East Asia, Southeast Asia, Australia, South Africa and parts of Central and South America. The Company intends to expand the number of countries in these markets where the Company distributes its products through the network of distributors which PTL and GlobalMed have built. The Company cannot be certain that its distributors will be successful in marketing XTRAC systems in these or other countries or that its distributors will purchase XTRAC systems beyond their current contractual obligations or in accordance with the Company's expectations.
Even if the Company obtains and maintains the necessary foreign regulatory registrations or approvals, market acceptance of the Company's products in international markets may be dependent, in part, upon the availability of reimbursement within applicable healthcare payment systems. Reimbursement and healthcare payment systems in international markets vary significantly by country, and include both government-sponsored healthcare and private insurance. The Company may seek international reimbursement approvals for its products, but the Company cannot assure you that any such approvals will be obtained in a timely manner, if at all. Failure to receive international reimbursement approvals in any given market could have a material adverse effect on the acceptance or growth of the Company's products in that market or others.

If the Company or its third-party manufacturers or suppliers fail to comply with the FDA's Quality System Regulation or any applicable state equivalent, the Company's manufacturing operations could be interrupted and the Company's potential product sales and operating results could suffer.
The Company and some of its third-party manufacturers and suppliers are required to comply with some or all of the FDA's drug Good Manufacturing Practices or its QSR, which delineates the design controls, document controls, purchasing controls, identification and traceability, production and process controls, acceptance activities, nonconforming product requirements, corrective and preventive action requirements, labeling and packaging controls, handling, storage, distribution and installation requirements, records requirements, servicing requirements, and statistical techniques potentially applicable to the production of the Company's medical devices. The Company and its manufacturers and suppliers are also subject to the regulations of foreign jurisdictions regarding the manufacturing process if the Company markets its products overseas. The FDA enforces the QSR through periodic and announced or unannounced inspections of manufacturing facilities. The Company's facilities have been inspected by the FDA and other regulatory authorities, and the Company anticipates that it and certain of its third-party manufacturers and suppliers will be subject to additional future inspections. If the Company's facilities or those of its manufacturers or suppliers are found to be in non-compliance or fail to take satisfactory corrective action in response to adverse QSR inspectional findings, FDA could take legal or regulatory enforcement actions against the Company and/or its products, including but not limited to the cessation of sales or the recall of distributed products, which could impair the Company's ability to produce its products in a cost-effective and timely manner in order to meet its customers' demands. The Company may also be required to bear other costs or take other actions that may have a negative impact on its future sales and its ability to generate profits.
Current regulations depend heavily on administrative interpretation. If the FDA does not believe that the Company is in substantial compliance with applicable FDA regulations, the agency could take legal or regulatory enforcement actions against the Company and/or its products. The Company is also subject to periodic inspections by the FDA, other governmental regulatory agencies, as well as certain third-party regulatory groups. Future interpretations made by the FDA or other regulatory bodies made during the course of these inspections may vary from current interpretations and may adversely affect the Company's business and prospects. The FDA's and foreign regulatory agencies' statutes, regulations, or policies may change, and additional government regulation or statutes may be enacted, which could increase post-approval regulatory requirements, or delay, suspend, prevent marketing of any cleared / approved products or necessitate the recall of distributed products. The Company cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.
Recently, the medical device industry has been under heightened FDA scrutiny as the subject of government investigations and enforcement actions. If the Company's operations and activities are found to be in violation of any FDA laws or any other governmental regulations that apply to the Company, the Company may be subject to penalties, including civil and criminal penalties, damages, fines and other legal and/or agency enforcement actions. Any penalties, damages, fines, or curtailment or restructuring of the Company's operations or activities could adversely affect its ability to operate its business and its financial results. The risk of the Company being found in violation of FDA laws is increased by the fact that many of these laws are broad and their provisions are open to a variety of interpretations. Any action against the Company for violation of these laws, even if the Company successfully defends against that action and its underlying allegations, could cause the Company to incur significant legal expenses and divert its management's attention from the operation of its business. Where there is a dispute with a federal or state governmental agency that cannot be resolved to the mutual satisfaction of all relevant parties, the Company may determine that the costs, both real and contingent, are not justified by the commercial returns to the Company from maintaining the dispute or the product.
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

The Lumiere Excel and Lumiere Spa products are LED therapy products sold to tanning salons and spas. In 2011, the Texas Department of State Health Services (DSHS) challenged the Company's and its customers' right to make certain marketing claims for its Lumiere LED products. Texas DSHS had requested that the Company seek FDA feedback on the regulatory/marketing status of the Lumiere products. Prior to the Company engaging the FDA on this topic, the FDA issued a December 21, 2011 letter to the Indoor Tanning Association indicating that products, similar to the Lumiere, require 510(k) clearance, despite the fact that the FDA issued a November 18, 2004 letter stating that the Lumiere did not require 510(k) clearance. In March, 2012, the Company sent letters to all Lumiere customers throughout the United States, requested that they discontinue using any promotional literature made by PhotoMedex that includes therapeutic claims for red-light therapy now prohibited by the FDA (as described in the letter from FDA to the Indoor Tanning Association). The Company has, as of February 2012, suspended the marketing of, and shipments of Lumiere throughout the United States. It is unlikely the Company will obtain OTC 510(k) clearance within the near future.
The Company has no outstanding Warning Letters from the FDA. In February 2015, the Company met with the FDA at an administrative action meeting regarding certain aspects of the labeling for the Iamin family of medical devices. The FDA has requested that the labeling be amended to more closely mirror the language of the products' 510(k) clearances, The Company has voluntarily halted distribution of this particular product group and has implemented corrective action to implement these changes, which it anticipates will be completed during the Second Quarter of 2015, at which time distribution of these products will resume.
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
If any of these actions were to occur, it would harm the Company's reputation and adversely affect its business, financial condition and results of operations.

The Company's medical products may in the future be subject to product recalls that could harm its reputation, business and financial results.
The FDA has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. In the case of the FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by the Company or one of its distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of the Company's products would divert managerial and financial resources and have an adverse effect on its financial condition and results of operations. The FDA requires that certain classifications of recalls be reported to the FDA within ten (10) working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. The Company may initiate voluntary recalls involving its products in the future that the Company determines do not require notification of the FDA. If the FDA disagrees with the Company's determinations, they could require the Company to report those actions as recalls. A future recall announcement could harm the Company's reputation with customers and negatively affect its sales. In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted. No recalls of the Company's medical products have been reported to the FDA.
If the Company's medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
Under the FDA medical device reporting regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or one of our similar devices were to recur. If the Company fails to report these events to the FDA within the required timeframes, or at all, the FDA could take enforcement action against the Company. Any such adverse event involving its products also could result in future voluntary corrective actions, such as recalls or customer notifications, or agency action, such as inspection or enforcement action. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of the Company's time and capital, distract management from operating our business, and may harm its reputation and financial results.
Risk Factors Relating to Acquisition or Merger of other entities
The business operations of PhotoMedex and any other company acquired by or merged into PhotoMedex (the "target company") in the future may not be successfully integrated and therefore PhotoMedex may not be able to realize the anticipated benefits of the acquisition or merger.
Realization of the anticipated benefits of an acquisition or merger will depend on PhotoMedex's ability to successfully integrate the businesses and operations of PhotoMedex and the target company. PhotoMedex will be required to devote significant management attention and resources to integrating its business practices, operations and support functions. The challenges we may encounter include the following:
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

The process of integrating the target company's operations could cause an interruption of, or loss of momentum in, PhotoMedex's business and financial performance, and in the business and financial performance of the target company as well. The diversion of management's attention and any delays or difficulties encountered in connection with the merger or acquisition and the integration of the two companies' operations could have an adverse effect on the business, financial results, financial condition, or stock price of PhotoMedex. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated operating efficiencies, synergies in technology, and cross-benefits in sales and marketing activities anticipated from the merger will be realized.
The ability of PhotoMedex and/or the target company to use their net operating loss carryforwards to offset future taxable income.
The ability of PhotoMedex and/or the target company to use their net operating loss carryforwards to offset future taxable income for U.S. federal income, U.K. business or another country's business or income tax purposes may be limited as a result of "ownership changes" of PhotoMedex or the target company caused by the merger. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.
With regard to U.S. federal income taxation, if a corporation undergoes an "ownership change" under Section 382 of the U.S. Internal Revenue Code, the amount of its pre-change net operating losses, which we refer to in this report as "NOLs" that may be utilized to offset future taxable income is subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders' lowest percentage ownership during the applicable testing period (generally three years).
The annual limitation generally is determined by multiplying the value of the corporation's stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by recognized built-in gains or reduced by recognized built-in losses in the assets held by the corporation at the time of the ownership change.
In addition, the amount of the NOL carryforwards is subject to review and audit by the Internal Revenue Service (the "IRS"). There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.
Likewise, if a corporation undergoes an "ownership change" and/or a "change in trade or business" under various standards of Her Majesty's Revenue and Customs (HMRC, U.K.), the amount of a company's pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income.
Similar rules and limitations may apply for U.S. state income tax purposes or for the purposes of other countries' business or income taxes.
PhotoMedex may incur substantial expenses related to any merger or acquisition and the integration of the target company's business operations.
PhotoMedex may incur substantial expenses related to any acquisition or merger, both in connection with the acquisition or merger and in the integration of the target company's business operations into PhotoMedex, both in the year of acquisition or merger and in subsequent years. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. While a certain level of expenses may be assumed to be incurred in any acquisition or merger, there are many factors beyond PhotoMedex's control that could affect the total amount or the timing of such integration expenses. Moreover, many of the expenses that may be incurred are, by their nature, difficult to estimate accurately. Such expenses may also continue for several years following the acquisition or merger, due to ongoing transitions and processes. These expenses could, particularly in the near term, exceed the savings that PhotoMedex expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings in any acquisition or merger.

The need to integrate PhotoMedex's and the target company's respective workforces and other factors of production and distribution following the merger presents the potential for delay in achieving expected efficiencies, synergies and other cross-benefits that could adversely affect PhotoMedex's operations.
The successful integration of any target company and achievement of the anticipated benefits of an acquisition or merger depend in part on integrating the target company's and PhotoMedex's employees into a mutually tolerant, collaborative and cross-pollinating team. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration that could adversely affect both PhotoMedex's and the target company's operations.
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
Risk Factors Relating to the Company's Senior Secured Credit Facilities

PhotoMedex's failure to comply with the covenants contained in its senior credit facilities, including as a result of events beyond our control, could materially and adversely affect our operating results and our financial condition.

PhotoMedex entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") on May 12, 2014. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities. Those facilities require us to maintain certain financial ratios; as of December 31, 2014, PhotoMedex remains in default of the credit facilities. While the Company and its creditors have agreed to the terms of a second Amended and Restated Forbearance Agreement, there is no guarantee that such forbearance will continue beyond the terms of the current agreement. If the Company does not cure those defaults and otherwise satisfy the terms of the existing Forbearance Agreement, the holders of the defaulted debt could cause all amounts outstanding with respect to that debt to be due and payable immediately. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under the outstanding facilities or that we would be able to refinance or restructure the payments on those facilities.
If, in the future, PhotoMedex is required to obtain similar forbearance agreements as a result of our inability to meet the terms of the credit agreement, there can be no assurance that those forbearance agreements will be available on commercially reasonable terms or at all. If, as or when required, we are unable to repay, refinance or restructure our indebtedness under those credit facilities, or amend the covenants contained therein, the lenders could elect to terminate their commitments under the credit facilities and institute foreclosure proceedings against our assets. Under such circumstances, we could be forced into bankruptcy or liquidation. In addition, any additional events of default or declaration of acceleration under one of those facilities or the forbearance agreement could also result in an event of default under one or more of these agreements. Such a declaration would have a material adverse impact on our liquidity, financial position and results of operations.

Our level of debt makes us more sensitive to the effects of economic downturns; our level of debt and provisions in our debt agreements could limit our ability to react to changes in the economy or our industry.
Our level of debt makes us more vulnerable to changes in our results of operations because a substantial portion of our cash flow from operations is dedicated to servicing our debt and is not available for other purposes. Our level of debt could have other negative consequences to us, including the following:

•	Limiting our ability to borrow money or sell stock for our working capital, capital expenditures, debt service requirements or other general corporate purposes;
•	Limiting our flexibility in planning for, or reacting to, changes in our operations, our business or the industry in which we compete;

•	Our leverage may place us at a competitive disadvantage by limiting our ability to invest in the business or in further research and development.
Our ability to make payments on our indebtedness depends on our ability to generate cash in the future. If we do not generate sufficient cash flow to meet our debt service and working capital requirements, we may need to seek additional financing or sell assets. This may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all. Without any such financing, we could be forced to sell assets to make up for any shortfall in our payment obligations under unfavorable circumstances. If necessary, we may not be able to sell assets quickly enough or for sufficient amounts to enable us to meet our obligations.
In addition, our credit facilities and the forbearance agreement contain covenants that limit our flexibility in planning for or reacting to changes in our business and our industry, including limitations on incurring additional indebtedness, making investments, granting liens and merging or consolidating with other companies. Complying with these covenants may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

Risk Factors Relating to an Investment in our Securities
Potential fluctuations in the Company's operating results could lead to fluctuations in the market price for the Company's common stock.
The Company's results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:
•	the present macro-economic uncertainty in the global economy and financial industry and governmental monetary and fiscal programs to stimulate better economic conditions;
•	healthcare reform and reimbursement policies;
•	demand for the Company's products;
•	changes in the Company's pricing policies or those of its competitors;
•	increases in the Company's manufacturing costs;
•	the number, timing and significance of product enhancements and new product announcements by the Company and its competitors;
•	the termination or expiration of significant royalty-generating licensing contracts to which the Company is party;
•
the expiration of certain of the Company's patents, the issuance of certain the Company's patent applications, and/or if certain of the Company's patent applications fail to issue and prosecution has terminated;

•
The Company's ability to develop, introduce and market new and enhanced versions of its products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials;

•	Acts of terrorism in Israel or in other countries in which we do business;
•	developments in existing or new litigation; and
•	product quality problems, personnel changes and changes in the Company's business strategy.
Variations in the above operating factors could lead to significant fluctuations in the market price of the Company's stock.

The Company's stock price has been and continues to be volatile.
The market price for the Company's common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:
•	conversion of outstanding stock options or warrants;
•	announcements by the Company or its competitors of new contracts, products, or technological innovations;
•	developments in existing or new litigation;
•	changes in government regulations;
•	fluctuations in the Company's quarterly and annual operating results; and
•	general market and economic conditions.
In addition, the stock markets have, in recent years, experienced significant volume and price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market prices and the trading volume of our stock may continue to experience significant fluctuations due to matters described in this Item 1A, as well as economic and political conditions in the United States and worldwide, investors' attitudes towards our business prospects and products, and changes in the interests of the investing community. As a result, the market price of the Company's common stock has been and may continue to be adversely affected and our shareholders may not be able to sell their shares or to sell them at desired prices.
The Company's program to repurchase its securities, partially in relation to short-selling of its securities, may not have been successful into stemming such short-selling.
The Company embarked on a program of limited repurchases of its securities in 2012 and 2013. Short-selling of its securities was believed to have caused investors with a long-term interest in the Company to demand that the company share their long-term view. The Company believed that the effects of its repurchase program would demonstrate the long-term view of its long-term investors. However, there can be no guarantee that the program was or will be regarded as successful.
Shares eligible for future sale by the Company's current or future stockholders may cause the Company's stock price to decline.
If the Company's stockholders or holders of the Company's other securities sell substantial amounts of the Company's common stock in the public market, including shares issued in completed acquisitions or upon the exercise of outstanding options and warrants, then the market price of the Company's common stock could fall.
Issuance of shares of the Company's common stock upon the exercise of options or warrants will dilute the ownership interest of the Company's existing stockholders and could adversely affect the market price of the Company's common stock.
As of March 13, 2015, the Company had outstanding stock options to purchase an aggregate of 1,157,055 shares of common stock and warrants to purchase an aggregate of 1,381,179 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder's percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when the Company's common stock is trading at a price that is higher than the exercise price of these options and warrants and the Company would be able to obtain a higher price for the Company's common stock than the Company would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of the Company's common stock and the terms on which the Company could obtain additional financing. The ownership interest of the Company's existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

Securities analysts may not initiate coverage for the Company's common stock or may issue negative reports and this may have a negative impact on the market price of the Company's common stock.
The trading market for the Company's common stock may be affected in part by the research and reports that industry or financial analysts publish about the Company or the Company's business. It may be difficult for companies such as the Company, with smaller market capitalizations, to attract a sufficient number of securities analysts that will cover the Company's common stock. If one or more of the analysts who elect to cover the Company downgrades the Company's stock, the Company's stock price would likely decline rapidly. If one or more of these analysts ceases coverage of the Company, the Company could lose visibility in the market, which in turn could cause its stock price to decline. This could have a negative effect on the market price of the Company's stock.
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
The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all future earnings for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. The payment of dividends will be at the discretion of the Company's board of directors and will depend on the Company's results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of the Company's future debt agreements and other factors the Company's board of directors may deem relevant. If the Company does not pay dividends, a return on your investment will only occur if the Company's stock price appreciates.
The Company's future capital needs could result in dilution of your investment.
The Company's board of directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of the Company's common stock or other securities. These issuances would likely dilute the ownership interests of the Company's current investors and may dilute the net tangible book value per share of the Company's common stock. Investors in subsequent offerings may also have rights, preferences and privileges senior to the Company's current stockholders which may adversely impact the Company's current stockholders.
Our directors, executive officers and principal stockholders currently have substantial control over us and could delay or prevent a change in corporate control.
As of March 13, 2015, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 46.3% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:
•	delaying, deferring or preventing a change in corporate control;
•	impeding a merger, consolidation, takeover or other business combination involving us; or
•	discouraging a potential acquiror from making a tender offer or otherwise attempting to obtain control of us.

Nevada law and the Company's charter documents contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.
As of December 30, 2010, the Company became a corporation chartered in the State of Nevada. The Company is subject to provisions of the Nevada corporate statutes which prohibit a business combination between a corporation and an interested stockholder, which is generally a stockholder holding 10% or more of a company's stock.
The Company's articles of incorporation authorize the issuance of preferred shares which may be issued with dividend, liquidation, voting and redemption rights senior to our common stock without prior approval by the stockholders. The preferred stock may be issued for such consideration as may be fixed from time to time by the Board of Directors. The Board of Directors may issue such shares of preferred stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.
The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of the Company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to the Company and its stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. The Company presently has no plans to issue any preferred stock.
These and other provisions in the Nevada corporate statutes and our charter documents could delay or prevent actual and potential changes in control, even if they would benefit the Company's stockholders.
Item 1B.Unresolved Staff Comments
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
We lease a 17,222 sq. ft. building in Hod-Hasharon, Israel, that is used for marketing, operations and research and development. The term of the lease runs until April 30, 2017.
We lease an 11,300 sq. ft. facility consisting of office, manufacturing and warehousing space in Carlsbad, California. The lease expires on September 30, 2015. Our Carlsbad facility houses the manufacturing and development operations for our excimer laser business. We will begin negotiations to renew this lease within the next two months; we expect that this lease will be renewed without incident.

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
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex's dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion. As of December 31, 2014, discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.
On December 20, 2013, PhotoMedex, Inc. was served with a class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit alleged various violations of the Federal securities laws between November 7, 2012 and November 14, 2013. A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company's insurance carrier have agreed on a possible settlement. The Company has paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff's counsel will be paid by the carrier of the insurance policy. This settlement is subject to review and approval by the District Court, which has not yet rendered its opinion.
The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The plaintiff's who initiated this complaint have agreed to be part of, and be bound by, the possible settlement reached in the United States District Court for the Eastern District of Pennsylvania against the Company and the same two top executives.

There were multiple class-action lawsuits filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The parties have reached a possible settlement in these suits, with the Company contributing less than $100,000 to the settlement, plus the payment of its legal fees, and the remainder of the settlement being covered by the insurance carriers.  This settlement is subject to review and approval by the state court, which has not yet rendered its opinion.
On April 25, 2014, a class action lawsuit was filed in the United States District Court for the District of Columbia against the Company's subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy's President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. The Company has filed a motion to dismiss this case; that motion is pending before the Court. A mediation was scheduled in this matter for November 24, 2014, but no settlement was reached. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
On June 30, 2014, the Company's subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
From time to time in the ordinary course of our business, we and certain of our subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, and claims regarding false advertising and product efficacy against the no!no! Hair products which were already raised and reviewed in the Tria litigation. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation.  Although we believe we have substantial defenses in these matters, we may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period.

Item 4.	Mine Safety Disclosures
None.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of March 13, 2015, we had 22,101,718 shares of common stock issued and outstanding, including 2,166,663 shares of issued and outstanding restricted stock. This did not include (i) options to purchase 1,157,055 shares of common stock, of which 557,188 were vested as of March 13, 2015, or (ii) warrants to purchase up to 1,381,179 shares of common stock, all of which warrants were vested.
Our common stock is listed on the Nasdaq Global Select Market ("Nasdaq") under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:
	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$5.97	$1.05
Third Quarter	12.61	6.20
Second Quarter	15.73	11.81
First Quarter	16.80	13.00
Year Ended December 31, 2013:
Fourth Quarter	$15.86	$11.53
Third Quarter	16.59	14.62
Second Quarter	16.95	14.71
First Quarter	16.47	13.95
On March 13, 2015, the last reported sale price for our common stock on Nasdaq was $1.70 per share. As of March 13, 2015, we had approximately 642 stockholders of record, without giving effect to determining the number of stockholders who held shares in "street name" or other nominee accounts.
Dividend Policy
We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future. Under the terms of the Second Amended and Restated Forbearance Agreement dated February 28, 2015, we may not declare or pay dividends on our common stock.

Overview of Equity Compensation Plans
The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2014. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans
approved by security holders	2,540,733	$15.99	3,465,202

Equity compensation plans not approved by security holders	-	-	-

Total	2,540,733	$15.99	3,465,202

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
None.

Recent Issuances of Unregistered Securities
None.
Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
You should read the following selected historical consolidated financial data in conjunction with our consolidated financial statements included elsewhere in this Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning in Item 7 below. The selected historical consolidated statements of operations data for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, and the selected historical consolidated balance sheet data as of December 31, 2014 and December 31, 2013, are derived from our audited consolidated financial statements included in this Report. The selected historical consolidated statements of operations data for the years ended December 31, 2011 and December 31, 2010 and the selected historical consolidated balance sheet data as of December 31, 2011, December 31, 2010 and December 31, 2009 are derived from our audited consolidated financial statements not included in this Report. The historical results presented here are not necessarily indicative of future results. As the merger with Radiancy Inc. in December 2011 was considered to be a reverse merger, the results of the operations of Pre-merged PhotoMedex are not included in the Statements of Operations prior to the reverse merger on December 13, 2011. The financial position of the Company reflects the completion of the reverse acquisition in the Balance Sheets except the Balance Sheet at December 31, 2010.

	Year Ended December 31,
	(In thousands, except per-share data)
	2014	2013	2012	2011	2010
Statement of Operations Data:
Revenues	$163,541	$224,664	$220,651	$132,082	$70,071
Costs of revenues	38,619	45,035	46,642	26,296	16,465
Gross profit	124,922	179,629	174,009	105,786	53,606
Selling, general and administrative	142,880	154,278	143,817	107,377	34,596
Engineering and product development	3,086	3,306	2,914	1,057	839
Income (loss) from continuing operations before financing income (expense) and interest	(21,044)	22,045	27,278	(2,648)	18,171
Interest and other financing income (expenses), net	(4,387)	702	(351)	(68)	(283)
Income (loss) from continuing operations before tax expense (benefit)	(25,431)	22,747	26,927	(2,716)	17,888
Income tax (expense) benefit	(36,312)	(4,370)	(4,438)	2,022	(6,287)
Income (loss) from continuing operations	$(61,743)	$18,377	$22,489	$(694)	$11,601
Discontinued operations:
Loss from discontinued operations	(15,155)	-	-	-	-
Estimated loss on sale of discontinued operations	(44,598)	-	-	-	-
Net income (loss)	$(121,496)	$18,377	$22,489	$(694)	$11,601

Basic net income (loss) per share:
Continuing operations	$(3.25)	$0.90	$1.10	$(0.06)	$1.13
Discontinued operations	$(3.16)	$0.00	$0.00	$0.00	$0.00
Basic net income (loss) per share	$(6.41)	$0.90	$1.10	$(0.06)	$1.13

Diluted net income (loss) per share:
Continuing operations	$(3.25)	$0.89	$1.08	$(0.06)	$0.99
Discontinued operations	$(3.16)	$0.00	$0.00	$0.00	$0.00
Diluted net income (loss) per share	$(6.41)	$0.89	$1.08	$(0.06)	$0.99
Shares used in computing net income (loss) per share
Basic	18,940	20,455	20,356	11,602	10,256
Diluted	18,940	20,657	20,764	11,602	11,725
Balance Sheet Data (At Period End):
Cash and cash equivalents and short-term deposits	$10,692	$59,501	$62,348	$16,549	$22,081
Working capital	25,537	83,058	95,677	30,768	27,511
Total assets	187,763	220,108	211,890	144,331	46,387
Long-term debt (net of current portion)	37,793	82	-	8	-
Other long-term liabilities	1,229	3,640	4,067	2,405	837
Stockholders' equity	$42,265	$160,361	$167,327	$110,725	$28,900

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share. The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and related notes included elsewhere in this Report.
Introduction, Outlook and Overview of Business Operations
Our current strategic focus is built upon three key components:
•	Skilled direct sales force to target Physician and Professional Segments;
•	Expertise in global consumer marketing;
•
A full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution; and

We believe that we are one of only a few aesthetic companies to have developed professional technologies geared toward physicians and med spas and adapting them for the home-use market and have successfully sold millions of these products to consumers. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus.
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

•
Light-emitting Diode (LED) Technology. PhotoMedex's LED technology is used in both its Omnilux™ and Lumière Light Therapy systems. Omnilux is FDA cleared to treat wrinkles, acne, minor muscle pain and pigmented lesions, and is applicable to all skin types. Lumière is designed for use in non-medical applications and combines the LED light with a line of topical lotions to improve the appearance of fine lines, wrinkles, skin tone and blemishes, giving aesthetic professionals a complete non-invasive skin care solution.

Our revenue generation is categorized as Consumer, Physician Recurring or Professional. Each of our segments benefit from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians, and are described below.
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
Our consumer marketing platform is built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness. It is highly dependent upon the ability to procure cost effective advertising media to reach our targeted customer, particularly short-form TV advertising.
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

Direct to Consumer. Our direct-to-consumer channel consists of sales generated through commercials, infomercials, websites and call centers. We utilize several forms of advertising to drive our direct-to-consumer sales and brand awareness, including print, online, television and radio.
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
Markets
North America. Our consumer distribution segment in North America had sales of approximately $90.6 million, $147.7 million and $141.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.
International (excluding North America). Outside North America sales were approximately $30.3 million, $40.6 million and $47.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international targeted markets include Asia Pacific, Europe and South America.
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
We possess a greatly expanded product offering for the physician community. We have a 48-person, experienced direct sales force that already reaches a network of approximately 3,000 physician locations in the U.S. We also distribute through this direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a resource in expanding the Professional segment of our revenues.
Sales and Marketing
As of December 31, 2014, our sales and marketing personnel consisted of 92 full-time positions.
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

We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists. As of December 31, 2014, accrued sales returns provision was $7,651 or 4.7% of total recognized revenues of $163,541. As of December 31, 2013, accrued sales returns provision was $16,046 or 7.1% of total recognized revenues of $224,664. The return provisions are influenced by product mix and in 2014 there was lower rate toward the direct channel.
Revenues received with respect to extended warranty on consumer products are recognized over the duration of the warranty period. As of December 31, 2014, deferred revenues for the extended warranties amounted to $5,467 or 3.3% on total recognized revenues. As of December 31, 2013, deferred revenues for the extended warranties amounted to $8,496 or 3.8% on total recognized revenues.  During 2013, we began to sell extended warranties in both UK and Germany.
We have two distribution channels for our phototherapy treatment equipment. We either (i) sell our lasers through a distributor or directly to a physician or (ii) place our lasers in a physician's office (at no charge to the physician) and generally charge the physician a fee for an agreed upon number of treatments. In some cases, the customer and we stipulate to a quarterly or other periodic target of procedures to be performed, and accordingly revenue is recognized ratably over the period.
When we place a laser in a physician's office, we generally recognize service revenue based on the number of patient treatments performed, or purchased under a periodic commitment, by the physician. Treatments to be performed through random laser-access codes that are sold to physicians free of a periodic commitment, but not yet used, are deferred and recognized as a liability until the physician performs the treatment. Unused treatments remain an obligation of the Company because the treatments can only be performed on equipment which we own and place with the customer. Once the treatments are delivered to a patient, this obligation has been satisfied. We defer substantially all sales of treatment codes ordered by and delivered to its customers within the last two weeks of the period in determining the amount of procedures performed by its physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. As of December 31, 2014, we have deferred treatment code revenues of $98 or 0.4% of total recognized treatment revenues of $22,871. As of December 31, 2013, we have deferred treatment code revenues of $172 or 1.1% of total recognized treatment revenues of $15,489. As of December 31, 2012, we have deferred treatment code revenues of $504 or 6.0% of total recognized treatment revenues of $8,441.
Revenue from maintenance service agreements is deferred and recognized on a straight-line basis over the term of the agreements. Revenue from billable services, including repair activity, is recognized when the service is provided.
Inventory.  We account for inventory at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. For our consumer and LHE products, cost is determined on the weighted-average method. For the pre-merged PhotoMedex's products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. We perform full physical inventory counts for XTRAC and cycle counts on the other inventory to maintain controls and obtain accurate data.
Our XTRAC laser is either (i) sold to distributors or physicians directly or (ii) placed in a physician's office and remains our property. The cost to build a laser, whether for sale or for placement, is accumulated in inventory. When a laser is placed in a physician's office, the cost is transferred from inventory to "lasers in service" within property and equipment. At times, units are shipped to distributors, but revenue is not recognized until all of the Criteria have been met, and until that time, the unit is carried on our books as inventory. Revenue is not recognized from these distributors until payment is either assured or paid in full.
Reserves for slow-moving, excess and obsolete inventories, reduce the historical carrying value of our inventories, and are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2014 and 2013, allowance for doubtful accounts was $13,559 and $10,734 or 8.3% and 4.8%, respectively of the total recognized revenues of each year. The allowance for doubtful accounts provisions are influenced by product mix and in 2013 there was higher rate toward the direct channel.
Property and Equipment.  As of December 31, 2014 and 2013, we had net property and equipment of $13,802 and $10,489, respectively. The most significant component relates to the XTRAC lasers placed by us in physicians' offices. We own the equipment and charge the physician on a per-treatment basis for use of the equipment. The recoverability of the net carrying value of the lasers is predicated on continuing revenues from the physicians' use of the lasers. If the physician does not generate sufficient treatments, then we may remove the laser from the physician's office and redeploy elsewhere. XTRAC lasers placed in service are depreciated on a straight-line basis over the estimated useful life of five-years. For other property and equipment depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, automobiles and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Useful lives are determined based upon an estimate of either physical or economic obsolescence, or both.
Goodwill and Intangibles Assets.
Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management's judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2014 and 2013, we had $41,196 and $45,463 of goodwill and other intangibles, accounting for 22% and 21% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.
We reorganized our business into three operating units, excluding LCA, which resulted in a change in reporting segments effective December 13, 2011. For the purposes of goodwill impairment testing, our reporting units are defined as Consumer, Physician Recurring and Professional Equipment. The balance of our goodwill for each of our segments as of December 31, 2014 is as follows: Consumer $19,968, Physician Recurring $4,080 and Professional Equipment $0. We completed our annual goodwill impairment analysis as of December 31, 2014 for our consumer and physician recurring reporting units. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company's weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Discount rates selected for each reporting unit varied. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Of the two reporting units with goodwill, Consumer has a fair value that is in excess of its carrying value by approximately 209%, while Physician Recurring has a fair value that is approximately 169% in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

In connection with the reverse acquisition of Pre-merged PhotoMedex on December 31, 2011, we acquired certain intangibles recorded at fair value as of the date of acquisition. The balances of these acquired intangibles, net of amortization, were:
December 31, 2014
Customer Relationships	$ 4,376
Tradename	3,961
Product and Core Technologies	8,811
Goodwill	24,048
Total	$ 41,196
Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we establish a valuation allowance. After evaluating the effects of the reverse merger and integration of Radiancy's business on its net operating losses in the U.K., management determined that the NOLs remain usable against future income of the U.K. subsidiary. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we has net operating loss carry-forwards, we may be required to adjust our valuation allowance.
We implemented ASC Topic 740-10, "Income Taxes" which clarify the accounting for uncertainty in tax positions. ASC Topic 740-10 requires that we recognize in our financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is greater than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.
Stock-based compensation. We account for stock based compensation to employees in accordance with "Share-Based Payment" accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations.
The fair value of employee stock options is estimated using a Black-Scholes valuation model. Compensation costs are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures. The total share-based compensation expense was $4,938 and $4,985 for the years ended December 31, 2014 and 2013, respectively.

Results of Operations
Revenues
The following table illustrates revenues by type from our three business segments for the periods listed below:
	For the Year Ended December 31, 2014
	Product Sales	Services	Total
Consumer	$120,931	$-	$120,931
Physician Recurring	11,369	22,871	34,240
Professional	8,370	-	8,370

Total Revenues	$140,670	$22,871	$163,541

	For the Year Ended December 31, 2013
	Product Sales	Services	Total
Consumer	$188,259	$-	$188,259
Physician Recurring	13,059	15,489	28,548
Professional	7,857	-	7,857

Total Revenues	$209,175	$15,489	$224,664

	For the Year Ended December 31, 2012
	Product Sales	Services	Total
Consumer	$188,425	$-	$188,425
Physician Recurring	12,843	8,441	21,284
Professional	10,942	-	10,942

Total Revenues	$212,210	$8,441	$220,651

Revenues from our Clinics segment, in the amount of $47,197 for the period of May 13 through December 31, 2014, have been accounted for as a discontinued operation. There were no corresponding revenues for the years ended December 31, 2013 and 2012 as LCA Vision was acquired on May 13, 2014.
Consumer Segment
The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:
	For the Year Ended December 31,
	2014	2013	2012
Direct-to-consumer	$86,709	$130,785	$125,208
Distributors	1,865	15,553	24,851
Retailers and home shopping channels	32,357	41,921	38,366

Total Consumer Revenues	$120,931	$188,259	$188,425

For the year ended December 31, 2014, consumer segment revenues were $120,931 compared to $188,259 in the year ended December 31, 2013. The revenues decreased between the years mainly due to the following reasons:
•
Direct to Consumer. Revenues for the year ended December 31, 2014 were $86,709 compared to $130,785 for the year ended December 31, 2013. The decrease of 34% was due to management's decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2014 were $32,357 compared to $41,921 for the year ended December 31, 2013. The decrease of 23% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States ("US") and the United Kingdom ("UK"). Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales as the retail level.

•
Distributors Channels. Revenues for the year end December 31, 2014 were $1,865 compared to $15,553 for the same period in 2013. The decrease in revenues of 88% was due to our distributor in Japan who modified its business model during 2013, affecting its role in the supply chain between its manufacturers and the Japan retailers they supply and causing revenues from our Japan distributor to decrease to $227 from $10,920. During the fourth quarter of 2013, we terminated our distribution agreement with the Japan distributor.

For the year ended December 31, 2013, consumer segment revenues were $188,259 compared to $188,425 in the year ended December 31, 2012. The revenues remained consistent between the years but the sales channels changed mainly due to the following reasons:
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

•
Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2013 were $41,921 compared to $38,366 for the year ended December 31, 2012. The increase of 9% was also mainly due to our successful marketing programs to the various home shopping channel customers, mainly in the US and the UK and to the additional retailers added to this channel.

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

The following table illustrates the key changes in the revenues of the Consumer segment, by markets (determined by ship to locations), for the periods reflected below:
	For the Year Ended December 31,
	2014	2013	2012
North America	$90,643	$147,682	$141,478
International	30,288	40,577	46,947

Total Consumer Revenues	$120,931	$188,259	$188,425

•
International revenues, excluding the decrease in Japan, increased by $404 and $2,390, respectively, over the prior year periods, which was partially due to our expansion in new international markets including Brazil, Germany, Hong Kong and Columbia.

Physician Recurring Segment
The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:
	For the Year Ended December 31,
	2014	2013	2012
XTRAC Treatments	$22,871	$15,489	$8,441
Neova skincare	6,795	8,243	8,156
Other	4,574	4,816	4,687

Total Physician Recurring Revenues	$34,240	$28,548	$21,284
XTRAC Treatments
Recognized treatment revenue for the year ended December 31, 2014 was $22,871, which approximates 305,000 treatments with prices between $65 and $95 per treatment compared to recognized treatment revenue for the year ended December 31, 2013 was $15,489, which approximates 221,000 treatments with prices between $65 and $95 per treatment. Recognized treatment revenue for the year ended December 31, 2012 was $8,441, which approximates 125,000 treatments with prices between $65 and $85 per treatment. Increases in procedures are dependent upon building market acceptance with our physician partners and their patients that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have historically employed a direct sales force marketing primarily to dermatologists to create awareness of the XTRAC therapy. Beginning in 2012 we initiated direct to patient XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the year ended December 31, 2014, we recognized net revenues of $65 under this approach. For the year ended December 31, 2013, we recognized net revenues of $312 under this approach.
NEOVA skincare
For the year ended December 31, 2014 revenues were $6,795 compared to $8,243 for the year ended December 31, 2012. For the year ended December 31, 2013 revenues were $8,156. These revenues are generated from the sale of various skin, hair and wound care products to physicians in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets (determined by ship to locations), for the periods reflected below:
	For the Year Ended December 31,
	2014	2013	2012
North America	$30,714	$25,260	$18,607
International	3,526	3,288	2,677

Total Physicians Recurring Revenues	$34,240	$28,548	$21,284
Professional Segment
The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:
	For the Year Ended December 31,
	2014	2013	2012
Dermatology equipment	$5,025	$3,962	$4,174
LHE equipment	1,849	2,240	4,241
Other equipment	1,496	1,655	2,527

Total Professional Revenues	$8,370	$7,857	$10,942
Dermatology equipment
For the years ended December 31, 2014, 2013 and 2012, dermatology equipment revenues were $5,025, $3,962 and $4,174, respectively. Included in the December 31, 2012 amount were domestic XTRAC laser sales of $899 on 20 lasers sold. There were no domestic XTRAC laser sales for the years ended December 31, 2014 and 2013. We sell the laser directly to the customer for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold 118 systems for the year ended December 31, 2014, 54 of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors' international dermatology equipment and below that of our XTRAC laser. We sold 115 systems for the year ended December 31, 2013, 64 of which were VTRAC systems. We sold 121 systems for the year ended December 31, 2012, 82 of which were VTRAC systems. The international sales of our XTRAC and VTRAC systems were $3,275 for the year ended December 31, 2012.
LHE® brand products
LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.
For the years ended December 31, 2014 and 2013, LHE® brand products revenues were $1,849 and $2,240, respectively. For the year ended December 31, 2012 revenues were $4,241.
The following table illustrates the key changes in the revenues of the Professional segment, by markets (determined by ship to locations), for the periods reflected below:
	For the Year Ended December 31,
	2014	2013	2012
North America	$1,804	$2,012	$3,026
International	6,566	5,845	7,916

Total Professional Revenues	$8,370	$7,857	$10,942

Cost of Revenues: all segments
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Year Ended December 31, 2014
	Product Sales	Services	Total
Consumer	$20,307	$-	$20,307
Physician Recurring	5,499	7,219	12,718
Professional	5,594	-	5,594

Total Cost of Sales	$31,400	$7,219	$38,619

	For the Year Ended December 31, 2013
	Product Sales	Services	Total
Consumer	$26,794	$-	$26,794
Physician Recurring	6,216	6,806	13,022
Professional	5,219	-	5,219

Total Cost of Sales	$38,229	$6,806	$45,035

	For the Year Ended December 31, 2012
	Product Sales	Services	Total
Consumer	$28,965	$-	$28,965
Physician Recurring	6,428	5,084	11,512
Professional	6,165	-	6,165

Total Cost of Sales	$41,558	$5,084	$46,642

Overall, cost of revenues changed in each segment due to the related changes in revenues. Included in cost of revenues above are certain inventory excess and obsolete provisions of $421, $698 and $336 for the years ended December 31, 2014, 2013 and 2012, respectively.
Gross Profit Analysis
Gross profit decreased to $124,922 for the year ended December 31, 2014 from $179,629 during the same period in 2013. As a percentage of revenues, the gross margin decreased to 76.4% for the year ended December 31, 2014 from 80.0% for the same period in 2013.
Gross profit increased to $179,629 for the year ended December 31, 2013 from $174,009 during the same period in 2012. As a percentage of revenues, the gross margin increased to 80.0% for the year ended December 31, 2013 from 78.9% for the same period in 2012.

The following table analyzes changes in our gross margin for the periods presented below:
Company Profit Analysis	For the Year Ended December 31,
	2014	2013	2012
Revenues	$163,541	$224,664	$220,651
Percent (decrease) increase	(27.2%)	1.8%
Cost of revenues	38,619	45,035	46,642
Percent decrease	(14.2%)	(3.4%)
Gross profit	$124,922	$179,629	$174,009
Gross margin percentage	76.4%	80.0%	78.9%
The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2014, compared to the same period in 2013, were due to a decrease in consumer revenues. Partly offsetting this, the Physician Recurring segment, which has a lower margin than the Consumer segment, had 20% greater revenues than the prior year period with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.
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
The following table analyzes the gross profit for our Consumer segment for the periods presented below:
Consumer Segment	For the Year Ended December 31,
	2014	2013	2012
Revenues	$120,931	$188,259	$188,425
Percent decrease	(35.8%)	(0.1%)
Cost of revenues	20,307	26,794	28,965
Percent decrease	(24.2%)	(7.5%)
Gross profit	$100,624	$161,465	$159,460
Gross margin percentage	83.2%	85.8%	84.6%
Gross profit for the year ended December 31, 2014 decreased by $60,841 from the comparable period in 2013. Gross margin percentage for the year ended December 31, 2014 was 83.2%, compared to 85.8% for the year ended December 31, 2013. The Consumer segment had a decrease in revenues in the year ended December 31, 2014 compared to the prior year. This segment provides the highest gross margin of our segments, so changes to these revenues can significantly impact our overall gross margin.
Gross profit for the year ended December 31, 2013 increased by $2,005 from the comparable period in 2012. The key factor for this increase was an increase in the direct to consumer channel in North America via commercials, infomercials and online campaigns. Gross margin percentage for the year ended December 31, 2013 was 85.8%, compared to 84.6% for the year ended December 31, 2012. The improvement in gross margin was due to an increase in the direct to consumer sales channel, which has a higher gross margin compared to the other sales channels.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:
Physician Recurring Segment	For the Year Ended December 31,
	2014	2013	2012
Revenues	$34,240	$28,548	$21,284
Percent increase	19.9%	34.1%
Cost of revenues	12,718	13,022	11,512
Percent (decrease) increase	(2.3%)	13.1%
Gross profit	$21,522	$15,526	$9,772
Gross margin percentage	62.9%	54.4%	45.9%
Gross profit for the year ended December 31, 2014 increased by $5,996 from the year ended December 31, 2013. Gross profit for the year ended December 31, 2013 increased by $5,754 from the year ended December 31, 2012. The primary reason for the increased gross profits and gross margins is the increase in XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.
The following table analyzes the gross profit for our Professional segment for the periods presented below:
Professional Segment	For the Year Ended December 31,
	2014	2013	2012
Revenues	$8,370	$7,857	$10,942
Percent increase (decrease)	6.5%	(28.2%)
Cost of revenues	5,594	5,219	6,165
Percent increase (decrease)	7.2%	(15.3%)
Gross profit	$2,776	$2,638	$4,777
Gross margin percentage	33.2%	33.6%	43.7%
Gross profit for the year ended December 31, 2014 remained consistent with the comparable period in 2013. For the year ended December 31, 2014, the gross margin percentage was 33.2% compared to 33.6% for the year ended December 31, 2013.
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
Engineering and Product Development
Engineering and product development expenses for the year ended December 31, 2014 decreased to $3,086 from $3,306 for the year ended December 31, 2013. Engineering and product development expenses for the year ended December 31, 2013 increased to $3,306 from $2,914 for the year ended December 31, 2012. The majority of this expense relates to the salaries of our worldwide engineering and product development team and are in line with the prior year.

Selling and Marketing Expenses
For the year ended December 31, 2014, selling and marketing expenses decreased to $107,169 from $127,528 for the year ended December 31, 2013 for the following reasons:
•
We decreased no!no! Hair Removal direct to consumer activities in North America due to management's decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•
Overall media buying and advertising expenses in the year ended December 31, 2014 were 38.0% of total revenues compared to 32.0% of total revenues in the year ended December 31, 2013. There was change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment. Direct to consumer revenues are 53% of total revenues for the year ended December 31, 2014 compared to 58.2% of total revenues for the year ended December 31, 2013. In addition, we added new marketing initiatives to support Neova, Kyrobak, XTRAC therapy, as well as no!no! hair in Brazil and Germany spending approximately $6,722 compared to $4,645 for the year ended December 31, 2013.

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

General and Administrative Expenses
For the year ended December 31, 2014, general and administrative expenses increased to $35,711 from $26,750 for the year ended December 31, 2013 for the following reasons:
•	We have recorded $2,879 in costs related to the acquisition of LCA Vision.
•	We have recorded $1,365 in bank debt related costs and expenses.
•	We have had an increase in bad debt expenses related to both the Canada and Germany markets as well as an international distributor of approximately $3,680.
•	We have recorded $2,974 in costs related to the various litigations.

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
Interest and Other Financing Expense, Net
Net interest and other financing expense for the year ended December 31, 2014 increased to $4,387, as compared to net interest and other financing income of $702 for the year ended December 31, 2013. The increase of $5,089 is due to an increase in interest expense of $2,969. The interest expense was related to the long term debt and the amortization of the related debt costs that was entered into in May 2014. During year, the entire related debt costs were written off as current period expense due to the restructuring of the long term debt. This does not include interest expense of $2,065 that was included as part of the loss on discontinued operations according to ASC Topic 205. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries' functional currency is the each subsidiaries' respective local currency.
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
Taxes on Income, Net
For the year ended December 31, 2014, net taxes on income amounted to $36,312 as compared to $4,370 for the year ended December 31, 2013. The increase was mainly due to establishing valuation allowances of $40,803 on the net deferred tax assets as of December 31, 2014.
For the year ended December 31, 2013, net taxes on income amounted to $4,370 as compared to $4,438 for the year ended December 31, 2012. Partially offsetting the tax expense for the year ended December 31, 2012, we recorded a carryback of Radiancy, Inc.'s 2011 net operating loss to its 2010 tax return. The refund was received on February 28, 2013.
Net (Loss) Income
The factors discussed above resulted in a net loss, including discontinued operations, of $121,496 during the year ended December 31, 2014, as compared to net income of $18,377 during the year ended December 31, 2013. The factors discussed above resulted in a net income of $18,377 during the year ended December 31, 2013, as compared to $22,489 during the year ended December 31, 2012.
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
	For the Year ended December 31,
	2014	2013	Change

Net (loss) income	$(121,496)	$18,377	$(139,873)

Adjustments:
Depreciation and amortization	6,912	6,119	793
Interest expense, net	2,979	10	2,969
Income tax expense	36,312	4,370	31,942

EBITDA	(75,293)	28,876	(104,169)

Stock-based compensation expense	4,938	4,985	(47)
Acquisition costs	2,879	-	2,879
Major litigation	2,974	-	2,974
Extraordinary items, according to credit facility definition	2,812	-	2,812
Loss from discontinued operations	15,155	-	15,155
Loss from sale of discontinued operations	44,598	-	44,598

Non-GAAP adjusted (loss) income	$(1,937)	$33,861	$(35,798)
Reconciliation to the most directly comparable GAAP measure of all non-GAAP measures included in this report is as follows:
	For the Year ended December 31,
	2013	2012	Change

Net income	$18,377	$22,489	$(4,112)

Adjustments:
Depreciation and amortization	6,119	5,611	508
Interest expense, net	10	398	(388)
Income tax expense	4,370	4,438	(68)

EBITDA	28,876	32,936	(4,060)

Stock-based compensation expense	4,985	6,197	(1,212)

Non-GAAP adjusted income	$33,861	$39,133	$(5,272)
Liquidity and Capital Resources
At December 31, 2014, our current ratio was 1.24 compared to 2.46 at December 31, 2013. As of December 31, 2014 we had $25,537 of working capital compared to $83,058 as of December 31, 2013. Cash and cash equivalents were $10,605 as of December 31, 2014, as compared to $45,388 as of December 31, 2013. In addition, we had $87 and $14,113 in short term bank deposits as of December 31, 2014 and 2013, respectively.

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
As of December 31, 2014, we continued to fail to meet both financial covenants and are in default of the credit facilities.
Effective February 28, 2015, we entered into an Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that are parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that we shall not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that we would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. We also agreed that, on or before the fifth calendar day of each month, we would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.
Under the provisions of the Second Amended Forbearance Agreement, we will not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, we will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.
Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities shall, beginning November 1, 2014, bear interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), our obligations under the Facilities shall, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.
We and our subsidiaries have also agreed not to pay in cash any compensation to the either our Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments may be accrued or deferred and paid in cash only after the repayment of the Facilities in full.

We have agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company and our subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. We have also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.
We continue to retain the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and have also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement, we and our advisors will continue to prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for us, the proceeds of which would be in an amount sufficient to repay in full and in cash our remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement would occur no later than the end of the Forbearance Period.
We have agreed to limit certain capital expenditures to $100,000 per quarter, except for those involving our XTRAC ®  or VTRAC ®  medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.
As consideration for the Lender's entry into the Second Amended Forbearance Agreement, we has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month. However, should we complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months.  In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees are considered earned and are included in the Obligations under the Credit Agreement.
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that we provide periodic financial information and information regarding the status of outstanding litigation involving us and our subsidiaries to the Lenders.
On December 12, 2014, we closed on a registered offering in which we sold an aggregate of 645,000 shares of our common stock at an offering price of $2.19 per share. The sale resulted in net proceeds of approximately $1.4 mmillion.
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
On August 18, 2012, the Board of Directors approved a stock repurchase program up to a maximum to $25 million. In August 2013, the Board of Directors authorized an additional $30 million share re-purchase program of its common shares in the open market over the next twelve months, at such times and prices as determined appropriate by our management in collaboration with the Board of Directors. To date, we have repurchased 2,987,413 shares at an average price of $13.98 per share for a total of $41,757. The shares were purchased with cash on hand. No additional share purchases were made during the year ended December 31, 2014, and through the date of this filing.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through and beyond the first quarter of 2016. However, there is no guarantee that the Company will be able to enter into a refinancing or alternative arrangement in a timely manner or under such terms as are acceptable to the Lenders. In the event that the Company is unable to enter into such an acceptable arrangement, or if, by the end of the Forbearance Period, the Company and its Lenders have not entered into another forbearance agreement or otherwise reached an agreement regarding the Credit Agreement and the Facilities, the Lenders have the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, as authorized by the Credit Agreement, and to enforce additional obligations under the Second Amended Forbearance Agreement. Such a result would have a material adverse effect on the Company and its financial condition.
Net cash and cash equivalents used in operating activities was $24,171 for the year ended December 31, 2014 compared to cash provided by of $25,037 for the year ended December 31, 2013. This decrease was mainly due to the net loss for the year ended December 31, 2014.
Net cash and cash equivalents provided by operating activities was $25,037 for the y ear ended December 31, 2013 compared to $24,996 for the year ended December 31, 2012.
Net cash and cash equivalents used in investing activities was $75,679 for the year ended December 31, 2014 compared to $2,448 for the year ended December 31, 2013. This was primarily due to the acquisition of LCA-Vision, net of cash received and the increase in the placement of lasers into service for the year ended December 31, 2014.
Net cash and cash equivalents used in investing activities was $2,448 for the year ended December 31, 2013 compared to $21,794 for the year ended December 31, 2012. This was primarily due to the increase in the placement of lasers into service for the year ended December 31, 2013 compared to the purchase of short term deposits of $18,000 for the year ended December 31, 2012.
When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.
Net cash and cash equivalents provided by financing activities was $65,653 for the year ended December 31, 2014 compared to net cash and cash equivalents used in financing activities of $21,672 for the year ended December 31, 2013. In the year ended December 31, 2014, we had proceeds from credit facilities of $75,000. This increase was offset, in part, to payments on credit facilities of $8,500 and notes payable and other debt of $838. In the year ended December 31, 2013, we had repurchased company stock for $31,029 and repayments of $623 for certain notes payable, which was partially offset by a draw on credit facility of $10,000.
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

Contractual Obligations
Set forth below is a summary of our current obligations as of December 31, 2014 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease and rental obligations are respectively for personal and real property which we use in our business. Included in the rental and operating lease obligations below are $17,916 related to LCA, which the Company sold on January 31, 2015.
	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Credit facility obligations*	$76,500	$38,732	$37,768	$-
Rental and Operating lease obligations	19,744	6,532	13,211	-
Notes payable	729	704	25	-
Total	$96,973	$45,968	$51,004	$-
      *Potential increases to the credit facility obligations due to the forbearance agreement fees have not been included in the table.
Off-Balance Sheet Arrangements
At December 31, 2014, we had no off-balance sheet arrangements.
Impact of Inflation
We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our revenues or expenses.
Item 7A.    Quantitative and Qualitative Disclosure about Market Risk
Foreign Exchange Risk
We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries. The Company's United Kingdom, PTL, subsidiary's main operating currency is pounds sterling. The Company's Brazilian, LK Technology, subsidiary's main operating currency is Brazilian Real. The Company's other foreign subsidiaries' functional currency is the respective local currency for each subsidiary, except Radiancy Ltd, At the end of each reporting period, revenue and expense of the foreign subsidiaries are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.
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
Item 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of December 31, 2014. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
Management's Report on Internal Control over Financial Reporting
Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that the Company's internal control over financial reporting was effective as of December 31, 2014.
Fahn Kanne & Co. Grant Thornton Israel, our independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, as of December 31, 2014 and such report is included elsewhere in this Form 10-K.
Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Management does not expect that the Company's disclosure controls and procedures or its internal control over financial reporting will prevent or detect all errors and all fraud.
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
Board of Directors and Stockholders
PhotoMedex, Inc.

We have audited the internal control over financial reporting of PhotoMedex, Inc. (a Nevada corporation) and Subsidiaries ("the Company") as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014 and our report dated March 16, 2015, expressed an unqualified opinion on those financial statements.

/s/FAHN KANNE & CO. GRANT THORNTON ISRAEL

Tel-Aviv, Israel
March 16, 2015

Item 9B.    Other Information
On March 10, 2015, each of our two executives, Dr. Dolev Rafaeli and Mr. Dennis McGrath, entered into Amended and Restated Employment Agreements (the "Amended Agreements") with the Company which supersede their respective Amended and Restated Employment Agreements previously entered into on August 5, 2014.
The March 2015 Amended Agreements were required by certain provisions contained in the Second Amended and Restated Forbearance Agreement between the Company and its Lenders. Under the Amended Agreements, all cash bonuses to Dr. Rafaeli and Mr. McGrath will be deferred until the Company's repayment of the outstanding Facilities under the Credit Agreement in accordance with the provisions of the Forbearance Agreement.
Under the cash bonus provisions of the Amended Agreements (and subject to the deferral described in the preceding paragraph), Dr. Rafaeli will receive quarterly cash bonuses equal to the greater of $300,000 per calendar quarter and 1% of the Company's U.S. GAAP sales per calendar quarter in excess of targets set by the Compensation Committee, and Mr. McGrath will receive an annual cash bonus of not less than $316,000 per year. All or a portion of such bonuses may be paid in shares of Company stock to the extent mutually agreed by the Board and the executive.
The Amended Agreements also clarify the executives' rights to resign due to "Good Reason" in the event of a breach of the Amended Agreements by the Company or for any reason during the 30-day period immediately following a Change of Control of the Company and to payment of deferred bonuses in connection with the termination of their employment.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held twelve meetings and executed six unanimous written consents in lieu of a meeting in 2014.
The following sets forth certain biographical information concerning our current directors and our executive officers as of March 15, 2015.

Name	Position	Age
Lewis C. Pell	Non-Executive Chairman of the Board of Directors	71
Yoav Ben-Dror	Non-Executive Vice Chairman of the Board of Directors	62
Dolev Rafaeli	Chief Executive Officer and Director	51
Dennis M. McGrath	President, Chief Financial Officer and Director	58
James W. Sight	Director	59
Stephen P. Connelly	Director	63
Trevor Harris	Director (February 2014)	60
Directors and Executive Officers
Lewis C. Pell was appointed to our Board of Directors and was unanimously elected to serve as Non-Executive Chairman of the Board on December 12, 2011. Mr. Pell was a member of Radiancy's Board since 1998. Mr. Pell has founded over a dozen successful medical technology companies during the past three decades. In 1979, he founded Pentax Precision Instruments, which was sold to Asahi Optical Co. in 1990. In 1983, he founded American Endoscopy Inc., which was sold to C.R. Bard, Inc. (BCR-NYSE) in 1986. In 1984, he founded Versaflex Inc., which was sold to Medtronic in 1988. In 1989, he founded Heart Technology Corp., which went public in the U.S. in 1992 and was sold to Boston Scientific Corp. (BSX-NYSE) in 1995. In 1991, he founded InStent Inc., which became a public company in 1995 and was sold to Medtronic in 1996. In 1994, he founded Influence Inc., which was sold to American Medical Systems Inc. in 1999. Working with Dr. Shlomo Ben-Haim, Mr. Pell founded Biosense Inc. in 1994, which was sold to Johnson & Johnson in 1997. He is currently chairman and an investor for a number of private medical device companies. In 1992, he founded and remains the chairman of Vision-Sciences, Inc. (VSCI-NASDAQ). Mr. Pell has a B.S. in political science from Brooklyn College and over 20 years of experience in the medical technology industry. Mr. Pell was selected to serve on the Company's board because of his over thirty-years' experience in leadership roles in the medical device industry.
    Yoav Ben-Dror was appointed to our Board of Directors and was elected to serve as Non-Executive Vice Chairman on December 12, 2011. Dr. Ben-Dror was the chairman of Radiancy's Board since 2006. He is an entrepreneur with more than 30 years of experience in technology, medical devices and financial innovations. He currently serves on the Board of Dagon Batey-Mamguroth Le-Israel Ltd (silo houses), Final Inc. (high-frequency financial algorithm technology), Fitango Inc. (social network), Neurotech Solutions Ltd. (human cognition and behavior with an emphasis on attention deficit/hyperactivity disorder (ADHD)), and Impact First Investments Ltd. (investment management firm that specializes in social investing). He is a director at Keren Shemesh Foundation for the Encouragement of Young Entrepreneurs (in association with YBI (Youth Business International), a foundation assisting young entrepreneurs in transforming an idea into a successful sustainable small business), a director at Hatnuah Hezrachit Hachadasha Ltd. (social activity), and a trustee at the Hecht-Zilzer Trust (charity). Dr. Ben Dror previously served on the Board of Cellcom Israel Ltd. (CEL-NYSE), Dubek Ltd. (tobacco), Magic Box Ltd. (financial algorithm technology) and Holon Institute of Technology (H.I.T.), and was a member of the Board of Trustees of the Holon Institute of Technology (H.I.T.). He was also involved with InStent Inc., Influence Medical Technologies Ltd. and Disc-O-Tech Medical Technologies Ltd. Dr. Ben Dror is a member of the Israel Bar and holds a Doctor of the Science of Jurisprudence (J.S.D.) from the School of Law (Boalt Hall), University of California, Berkeley. Dr. Ben-Dror was selected to serve on the Company's board because of his extensive background in business and financial entrepreneurship.
Dolev Rafaeli was appointed as our Chief Executive Officer and director in December 2011. Dr. Rafaeli joined Radiancy in February 2006 as president and CEO. He has over 23 years of experience managing international operations. Prior to joining Radiancy, Dr. Rafaeli served from 2004 to 2006 as president and CEO of the USR Group, a consumer electronics products manufacturer, managing operations in Israel, China, Hong Kong and the U.S. Between 2000 and 2004, Dr. Rafaeli founded and served as general manager of Orbotech Ltd. (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong, where he was instrumental in building these operations into a $100 million a year business. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. USR Ltd. employed approximately 1,000 individuals. Dr. Rafaeli previously served as director of operations and manager of the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products in excess of $400 million annually. Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and a M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University. Dr. Rafaeli was selected to serve on the Company's board because of his over twenty-years' experience in consumer marketing and international sales and operations.
Dennis M. McGrath, upon completion of the merger with Radiancy, reassumed his role of Chief Financial Officer in addition to President and director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath had previously served as CFO and Vice President, finance and administration from January 2000 through June 2009. He has held several senior-level positions in prior endeavors, including, from February 1999 to January 2000, serving as the COO of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as CFO of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was CFO and executive vice-president, operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc.

in 1999. Mr. McGrath is currently a director of Noninvasive Medical Technologies, Inc. and LabStyle, Inc. Mr. McGrath graduated with a B.S. in accounting from LaSalle University in 1979. Mr. McGrath was selected to serve on the Company's board because of his twenty year's experience in the development and implementation of innovative business and marketing practices.
James W. Sight was appointed to our Board of Directors on May 26, 2010. Mr. Sight, an investor serving on the board of directors of various other public companies, has over 20 years of experience in corporate restructurings and financings. Within his experience Mr. Sight has been, since November 2007, a significant shareholder of Feldman Mall Properties, Inc., a real estate investment trust formerly listed on the New York Stock Exchange under the symbol FLMP, and has served in the office of the REIT's President; acted since 1998 to the present as a consultant to LSB Industries (NYSE: LXU); and from 1995 to 2006, was a large shareholder in Westmoreland Coal (AMEX: WLB), and was active on its board of directors in directing the reorganization of the company and its emergence from Chapter 11. Mr. Sight was selected to serve on the Company's board because of his twenty-years' experience in business operations and management.
Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly joined Viasys Healthcare, Inc., a medical technology and device company in August 2001 and served as President and Chief Operating Officer from November 2002 until August 2004. In addition, Mr. Connelly was formerly Senior Vice President and General Manager of the Americas as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly's broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. Since 1999, Mr. Connelly has been an adjunct professor at St. Joseph's University, teaching international management and global strategy in the MBA program in the Haub School of Business. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries. Mr. Connelly was selected to serve on the Company's board because of his twenty-five years' background in the medical device industry and his experience in business development.
    Trevor Harris was appointed to our Board of Directors on February 27, 2014. Mr. Harris has been a faculty member of the Columbia Business School of Columbia University for more than 20 years, is former chair of the Accounting Division and has won numerous teaching awards. Currently he is The Arthur J. Samberg Professor of Professional Practice at Columbia and co-director of the Center for Excellence in Accounting and Security Analysis. Dr. Harris is a member of the Office of Financial Research's Financial Research Advisory Committee, the Financial Reporting Policy Committee of the American Accounting Association and the editorial board of The Journal of Applied Corporate Finance. A respected consultant on national and international finance, investment and valuation matters, for two decades Dr. Harris has worked with and advised numerous corporations, including Morgan Stanley, Salomon Brothers, TIAA/CREF, Citicorp and the New York Stock Exchange. He has held a number of leadership and management positions with U.S. and global organizations, including serving as managing director and vice chairman of client services at Morgan Stanley. He has numerous publications to his credit and has made presentations on national and international accounting, finance and valuation issues. He received a Master of Commerce and Bachelor of Commerce degrees, and his Certificate of Accountancy, from the University of Cape Town, South Africa, and a doctorate in Business Administration from the University of Washington in 1983. Dr. Harris was selected to serve on the Company's board because of his twenty years' experience and his background in national and international financial and accounting matters.

Katsumi Oneda was appointed to our Board of Directors on December 12, 2011; Mr. Oneda retired from our Board of Directors effective July 31, 2014. Mr. Oneda co-founded Vision-Sciences Inc., served as its president and CEO from October 1993 to February 2003, and served as chairman from October 1993 to October 2005. He served as the vice-chairman of the Board of Directors of Vision-Sciences from May 1992 to October 1993, as honorary chairman of the Board of Directors from October 1991 to October 1993, and as the chairman of the Board of Directors from September 1990 to October 1991. He has been on the Board of Directors of Vision-Sciences since

1987. Mr. Oneda graduated from Sangyo Noritsu College in 1964. He has over 20 years of experience in the medical technology industry. Mr. Oneda was selected to serve on the company's board of directors because of his twenty years' experience in the medical device industry.
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
Board Leadership Structure
In accordance with the provisions of our Bylaws, the total number of directors who may serve on our Board of Directors is currently set at a maximum of eight.
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

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee of the Board of Directors with evaluating financial and accounting risk, the Compensation Committee of the Board of Directors with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board as a whole. We believe an independent Chairman of the Board adds an additional layer of insight to our Board of Directors' risk oversight process.
Compensation, Nominations and Corporate Governance and Audit Committees
General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2014 that, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, all current members of the Board of Directors are independent under the revised listing standards of Nasdaq.
Compensation Committee.    Our Compensation Committee discharges the Board of Directors' responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and this Report and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:
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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Ben-Dror, Connelly and Pell. Dr. Ben-Dror serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2014 satisfies the independence requirements of Nasdaq. The Compensation Committee held four formal meetings during 2014.
The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. The report of the Compensation Committee for 2014 is presented below.
Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee's qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors' nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Sight and Oneda; Mr. Oneda resigned from the Board and its Committees effective July 31, 2014. Mr. Sight serves as the Chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee held two meeting during 2014 in conjunction with a meeting of the full Board of Directors.
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

The Nominations and Corporate Governance Committee considers these requirements when recommending nominees to our Board of Directors. Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for our directors. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of our Board of Directors and whether any vacancies on the Board of Directors are expected due to retirement or other circumstances. When considering potential director nominees, the Nominations and Corporate Governance Committee also considers the candidate's character, judgment, diversity, age, skills, including financial literacy and experience in the context of the needs of PhotoMedex and of our existing directors. The Nominations and Corporate Governance Committee also seeks director nominees who are from diverse backgrounds and who possess a range of experiences as well as a reputation for integrity. The Nominations and Corporate Governance Committee considers all of these factors to ensure that our Board of Directors as a whole possesses a broad range of skills, knowledge and experience useful to the effective oversight and leadership of the Company.
Audit Committee.    Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors' qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:
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
Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The members of the Audit Committee are Messrs. Ben-Dror, Connelly and Dr. Harris. Dr. Harris has served as the Chairman of the Audit Committee since April 1, 2014; Mr. Connelly served as the acting Chairman of the Audit Committee until that time. The Audit Committee meets regularly and held eight meetings during 2014.
The Board of Directors determined in 2014 that each member of the Audit Committee satisfies the independence and other composition requirements of the Securities and Exchange Commission (the "Commission") and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an "audit committee financial expert" under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 16, 2015, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2014.
Item 11.    Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis describes our compensation program and objectives for our Named Executive Officers for our fiscal year ending December 31, 2014, or fiscal 2014. Our Named Executive Officers for fiscal 2014 were Dr. Dolev Rafaeli, our Chief Executive Officer, and Dennis M. McGrath, our President and Chief Financial Officer.
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
The key components of the compensation program for our Named Executive Officers are base salary, bonus and long-term incentives, which for fiscal 2014 was granted to the Named Executive Officers in the form of stock options under our 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

Objectives of Compensation Program
The Compensation Committee governs and administers our compensation plans with the intent to support the achievement of our long-term strategic objectives, to enhance stockholder value, to attract, motivate and retain highly qualified employees by paying them competitively and rewarding them for their own success and ours. Included in this evaluation is an analysis whether the Company's incentive compensation arrangements, including short-term (annual cash incentive) and long-term (equity awards) components, encourage unnecessary or excessive risks. Although incentive compensation is discretionary, the Compensation Committee typically considers overall performance of the Company when granting cash incentive awards and considers several factors, including each Named Executive Officer's contributions to the growth of the Company for the benefit of the stockholders when granting incentive equity awards. We have no retirement plans or deferred compensation programs in effect for our Named Executive Officers, except for our 401(k) plan in which our Named Executive Officers are eligible to participate and is made generally available to all of our employees. We do not have a specific formula for allocating between cash and non-cash compensation, which has been in the form of stock options and awards of restricted stock.
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
Elements of Company's Compensation Plan and How Each Element Relates to Objectives
There are three primary elements in the compensation package of our executive officers: base salary, bonus and long-term incentives. Compensation payable in the event of the termination of an executive's employment with the Company is a secondary but material element in the package.
Base Salaries.    Base salaries for our Named Executive Officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer's level of responsibility increases, a greater proportion of his or her total compensation will be dependent on our financial performance and stock price appreciation rather than base salary. Adjustments to each individual's base salary are made in connection with annual performance reviews and an assessment of market competitiveness. In fiscal 2014 to the base salaries increased to Dr. Rafaeli and Mr. McGrath ($495,000 and $395,000, respectively).

Bonus.    Generally, at the outset of a fiscal year, the Compensation Committee establishes a bonus program for our Named Executive Officers and other managers and key employees eligible to participate in the program. The program is generally based on a financial plan for the fiscal year and other business factors, and certain management objectives that could be updated throughout the year to address and incentivize management relating to changing macro-economic, environmental and business issues. The amount of bonus, if any, hinges on corporate performance, financial condition, and on the performance against management objectives of the participant in the program. A program will typically allow partial or discretionary awards based on an evaluation of the relevant factors. Provision for bonus expense is typically made over the course of a fiscal year. The provision becomes fixed, based on the final review of the Compensation Committee, which is usually made after the financial results of the fiscal year have been reviewed by our independent accountants.

On January 25, 2014, the Board of Directors approved and adopted a 2014 annual bonus plan for employees, including Mr. McGrath. The 2014 bonus plan includes performance incentives for achievement of the corporate financial goals that are designed to motivate, retain and reward our employees based upon the achievement of corporate revenue and profitability objectives, as well as individual objectives in certain cases. The targeted incentive compensation and the revenue and profitability goals for each employee were established by the Compensation Committee at the outset of the year. Furthermore, updated objectives for Mr. McGrath were established by the Compensation Committee and the Board of Directors that were directly related to the Mr. McGrath's management of the Companies banking relationships and debt compliance tasks. At year-end and upon compilation of the financial results, the Compensation Committee met to review the Company's results compared with plan goals and management objectives and to determine the level of performance incentive awards to be paid based upon the measurement of attainment of all quantitative and qualitative goals.
Mr. McGrath's target bonus under the 2014 bonus plan was 80% of his salary based on the established goals as set out by the board of directors at the beginning of the year, as well as updated individual goals related to the effective management of banking relationships and debt compliance tasks. Actual achievement of the Company's management objectives was met, resulting in a bonus of $316,000, or 80% of salary.

Pursuant to Amended and Restated Employment Agreements dated March 10, 2015, Dr. Rafaeli and Mr. McGrath have been guaranteed certain minimum bonus amounts during the term of their employment agreements, as described in Item 9B above and "Overview of Executive Employment Agreements and Option Awards," below.
Long-Term Incentives.    Grants of stock options and restricted stock awards under our employee stock plans are designed to provide our Named Executive Officers and other managers and key employees with an opportunity to share, along with stockholders, in our long-term performance. Stock option grants or restricted stock awards are generally made annually to all Named Executive Officers, with additional grants being made following a significant change in job responsibility, scope or title or a significant achievement. The size of the grant to each Named Executive Officer is set by the Compensation Committee at a level that is intended to create a meaningful opportunity for stock ownership based upon several factors, including the individual's current position with us, the individual's personal performance in recent periods and his or her potential for future responsibility and promotion over the option term, but the Compensation Committee has the flexibility to make adjustments to those factors at its discretion. The Compensation Committee also takes into account the number of unvested stock options and restricted stock awards held by the Named Executive Officer in order to maintain an appropriate level of equity incentive for that individual. The relevant weight given to each of these factors varies from individual to individual.
We generally grant stock options with a five-year vesting schedule and 10 year term from the date of grant. The exercise price of options granted is at no less than 100% of the fair market value of the underlying stock on the date of grant. The options granted to Named Executive Officers as a rule have provisions by which vesting and exercisability are accelerated in the event of a change of control or a termination of employment initiated by us other than for cause. Such provisions are found in Dr. Rafaeli's and Mr. McGrath's employment agreements.
Similar criteria are applied in making awards of restricted shares of our common stock under the 2005 Equity Plan, but in the case of restricted stock, we base the vesting schedule of the restricted stock on the price performance of our common stock. Such awards generally carry a three-or-four year vesting schedule.

Compensation on Termination of Employment or Change of Control.  We have employment agreements with Dr. Rafaeli and Mr. McGrath. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not. See "Potential Payments on Termination of Employment or Change of Control" below.
Perquisites. We provide our Named Executive Officers with certain perquisites that we do not consider to be a significant part of their compensation. Under their employment agreements, we provide Dr. Rafaeli and Mr. McGrath with an automobile allowance of $1,000 per month. In addition, we provide Dr. Rafaeli with, and pay all expenses for, a telephone for his residence and he is eligible to receive the equivalent of economy round trip airfare tickets for all of his family members for an annual home leave between the US and Israel.
The Company pays the premiums for supplementary life insurance policies for both Dr. Rafaeli and Mr. McGrath. Both also receive a matching contribution from the Company to their 401(k) under the Company's 401(k) Plan which is available to all employees.
How Amounts Were Selected for Each Element of an Executive's Compensation
Each executive's current and prior compensation is considered in setting future compensation. In addition, the Compensation Committee reviews from time to time the compensation practices of other companies, particularly our peer companies. To some extent, our compensation plan is based on the market and the companies we compete against for executives. Base salary and the long-term incentives are not set with reference to a formula.
An executive's target bonus amount is set by an executive's employment agreement, which was negotiated at arm's length. A target bonus, or a portion thereof, is earned, based on fulfillment of conditions, which are set by the Compensation Committee at the outset of a fiscal year.
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
For fiscal 2014, our Compensation Committee granted restricted stock awards of our common stock of 225,000 and 165,000 to Dr. Rafaeli and Mr. McGrath, respectively. The stock has a par value of $0.01. These ownership interests in our Company are intended to incentivize our Named Executive Officers and align their interests with those of our stockholders. The restricted stock will vest and become exercisable in three equal installments on each of the first three anniversaries of the date of grant subject to the individuals continued employment with the Company, with accelerated vesting upon a change in control.
Accounting and Tax Considerations
We have adopted accounting standard, FASB ASC Topic 718 under which, we are required to value stock options granted and restricted stock awarded.
Under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, there is a limit placed on tax deductions of any publicly-held corporation for individual compensation to certain executives of such corporation (other than its chief financial officer) exceeding $1,000,000 in any taxable year, unless the compensation is performance-based. Compensation resulting from options is indexed as performance-based. To the extent consistent with the objectives of our compensation program, we intend to maximize the deductibility of compensation for tax purposes. The Compensation Committee may however, decide to exceed the tax deductible limits established under Section 162(m) of the Code, when such a decision appears to be warranted based upon competitive and other factors.

Overview of Executive Employment Agreements and Option Awards
Employment Agreement with Dolev Rafaeli.    We are party to an employment agreement with Dolev Rafaeli, pursuant to which he serves as the Chief Executive Officer of PhotoMedex and the Chief Executive Officer and President of Radiancy. The initial employment agreement had a term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy. The Company and Dr. Rafaeli have entered into an Amended and Restated Employment Agreement, which has a term of four years that commenced on August 5, 2014 and ends on December 31, 2018. The Agreement will automatically terminate on December 18, 2018 unless the parties reach a written accord upon an extension or renewal of the Employment Agreement. Under the employment agreement, Dr. Rafaeli's salary is $495,000 per annum. In addition, Dr. Rafaeli is entitled to a bonus equal to 1% of the Company's sales (calculated as 1% of recognized U.S. GAAP sales reported in our consolidated quarterly financial reports presented to our Board of Directors), which bonus, when combined with all other applicable employee remuneration under I.R.C. Section 162(m)(4) from the Company may not exceed a $1,000,000 annual threshold. Such bonus will be paid quarterly. The Company stockholders approved that Dr. Rafaeli shall be entitled to an additional quarterly cash bonus equal to 1% of the sales of the Company in excess of such target threshold amount as the Compensation Committee shall determine (the "Second-Tier Bonus"). Following the end of each quarterly performance period, the Compensation Committee shall determine the Second-Tier Bonus for that quarter by calculating 1% of the Company's U.S. GAAP sales in excess of the threshold amount. Upon the termination of Dr. Rafaeli's employment by PhotoMedex without cause or by Dr. Rafaeli for good reason, he will be entitled to severance benefits as described in the section below entitled "Potential Payments on Termination of Employment or Change of Control".
Employment Agreement with Dennis M. McGrath.    We are party to an employment agreement with Dennis M. McGrath pursuant to which he serves as our President and Chief Financial Officer. The employment agreement had an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy. The Company and Mr. McGrath have entered into an Amended and Restated Employment Agreement, which has a term of four years that commenced on August 5, 2014 and ends on December 31, 2018. The Agreement will automatically terminate on December 18, 2018 unless the parties reach a written accord upon an extension or renewal of the Employment Agreement. Mr. McGrath's 2014 annual base salary under his employment agreement is $395,000 and he is eligible to receive an annual bonus of up to 80% of his base salary based on the attainment of individual and corporate goals determined and set by our Board of Directors. In addition, he is entitled to participate in the long-term equity incentive programs established by the Company for its senior level executives generally commensurate with his position. The severance arrangements contained in Mr. McGrath's employment agreement are summarized in the section below entitled "Potential Payments upon Termination of Employment or Change in Control."
Under the Second Amended Forbearance Agreement, commencing on February 28, 2015, the Company and its subsidiaries have agreed not to pay in cash any compensation to the either Mr. Rafaeli or Mr. McGrath that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments may be accrued or deferred and paid in cash only after the repayment of the Facilities in full. As a result of these requirements, Mr. Rafaeli and Mr. McGrath entered into Amended and Restated Employment Agreements dated March 10, 2015 which will affect future payments for bonuses and severance and are described in Item 9B above. Under the cash bonus provisions of the Amended Agreements and subject to the deferral described above, Dr. Rafaeli will receive quarterly cash bonuses equal to the greater of $300,000 per calendar quarter and 1% of the Company's U.S. GAAP sales per calendar quarter in excess of targets set by the Compensation Committee, and Mr. McGrath will receive an annual cash bonus of not less than $316,000 per year. All or a portion of such bonuses may be paid in shares of Company stock to the extent mutually agreed by the Board and the executive.

SUMMARY COMPENSATION TABLE
The following table includes information for the years ended December 31, 2014, 2013 and 2012 concerning compensation for our Named Executive Officers.
Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dolev Rafaeli, Chief Executive Officer	2014	468,000	2,106,970	702,000	0	19,152	3,296,122
	2013	450,000	2,246,640	0	451,345	35,673	3,183,658
	2012	450,000	2,206,982	0	1,106,000	40,549	3,803,531

Dennis M. McGrath, President and Chief Financial Officer	2014	353,000	316,000	514,800	0	22,735	1,206,535
	2013	337,500	234,000	0	332,570	17,642	921,712
	2012	325,000	234,000	0	711,000	18,487	1,288,487

(1)	"Non-Equity Incentive Plan Compensation" in the foregoing table is the bonus earned in 2014, 2013 and 2012, even though such bonus may have been paid in a subsequent period.
(2)
The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2014, 2013 and 2012, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2014 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)
"All Other Compensation" includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance of $8,088 and matching 401(k) plan contributions of $2,647 for Mr. McGrath. For Dr. Rafaeli it includes matching 401(k) plan contributions of $12,500 and premiums for supplementary life and/or disability insurance of $6,652.

(4)	The 2013 "Non-Equity Inventive Plan Compensation" for Mr. McGrath included a payment of $39,000 paid pursuant to discretion exercised by the Compensation Committee under that incentive plan.

Potential Payments on Termination of Employment or Change of Control
Potential payments to our Named Executive Officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements or plan document.

Pursuant to the terms of their employment agreements, as of December 31, 2014, should (1) the Company terminate Dr, Rafaeli's or Mr. McGrath's employment without cause, (2) Dr. Rafaeli or Mr. McGrath resign for good reason or (3) the Company fail to renew the applicable employment agreement (in each instance, whether in the context of a change in control or otherwise), then the affected individual would become entitled to the following benefits upon his delivery of an effective release to the Company:
(i)
Continued payment of his annual base salary in effect at the time of such termination for the remainder of the term of the agreement, payable in installments in accordance with the Company's payroll practices based on the terms of the agreement;

(ii)
For Dr. Rafaeli – continued payment of his First Tier  and Second Tier Bonuses, for the remainder of the term of the agreement; should Dr. Rafaeli no longer be deemed a 'covered employee' under the provisions of I.R.C. Section 162(m)(4), then the limitation on the amount of the First Tier Bonus shall not apply; and a pro-rated annual bonus for the year in which such termination occurs;
For Mr. McGrath - a bonus for each fiscal year remaining in the term of the Agreement, at a rate that is not less than the highest annual bonus paid during any of the preceding years covered by the agreement or the prior employment agreement (but prorated for any partial fiscal year during the remaining term of the agreement, payable at the same time other employees of the Company are paid pursuant to the terms of the Company's annual bonus plan, but not later than March 15 of the year following the end of the fiscal year to which the bonus relates;.;

(iii)
continued medical and dental coverage for himself and his eligible dependents for eighteen months following the date of termination or resignation, provided a timely election is made under COBRA provisions;

(iv)
A monthly cash payment for the remainder of the term of the agreement equal to the premium cost for the long and short-term disability coverage that was in effect under plans of the Company immediately before his termination or resignation;

(v)
a monthly cash payment for the remainder of the l term of the agreement equal to the premium cost to maintain the individual's life insurance coverage at the level of coverage in effect at the time of such termination or resignation;

(vi)	any other amounts earned, accrued and owing but not yet paid for his base salary and/or bonuses and any benefits accrued and due under any applicable benefit plans and programs of the Company; and
(vii)
full acceleration of all outstanding equity awards held by the individual at the time of such termination. Each outstanding option will remain exercisable until the earlier of the 60-month, or 12-month, anniversary of his termination date for Dr. Rafaeli and Mr. McGrath, respectively, and the option's expiration date.

If the Named Executive Officer does not timely execute and deliver a release, then in lieu of the foregoing payments and benefits he will only be entitled to any payments and benefits then available under the Company's then current severance pay plan or arrangement for employees without delivery of a release.
In addition, pursuant to the terms of his employment agreement, upon termination Dr. Rafaeli's employment for any reason, we will pay for his household relocation costs between the US and Israel and reimburse him for all reasonable out of pocket relocation expenses. Additionally, we will pay for the equivalent of economy class airfare tickets of all family members between the US and Israel.
If any of the events set forth in the table below had occurred by December 31, 2014, then we estimate the value of the benefits that would have been triggered and thus accrued to Dr. Rafaeli and Mr. McGrath and had the triggering event occurred on December 31, 2014 and they timely delivered a release, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE
Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dolev Rafaeli	Salary & bonus (1)(2)	$ 6,780,000	$6,780,000	0	0	0	N/A
	Health continuation	22,628	22,628	0	0	0	N/A
	AD&D insurance	7,052	7,052	0	0	0	N/A
	Executive life ins.	26,608	26,608	0	0	0	N/A
	Accelerated vesting (3)	344,250	344,250	0	0	0	N/A
	TOTAL(4)	$ 7,180,538	$ 7,180,538	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$ 2,844,000	$ 2,844,000	0	0	0	N/A
	Health continuation	22,628	22,628	0	0	0	N/A
	AD&D insurance	7,052	7,052	0	0	0	N/A
	Executive life ins.	32,352	32,352	0	0	0	N/A
	Accelerated vesting (3)	252,450	252,450	0	0	0	N/A
	TOTAL(4)	$ 3,158,482	$ 3,158,482	0	0	0	N/A

(1)	An executive's salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.
(2)
Severance based on 2014 salary and pro-rata bonus levels. In addition to the salary and pro-rata bonus listed above, Dr. Rafaeli would be entitled to a bonus of 1% of sales for the remainder of the initial term or any renewal term.

(3)
If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2014 was $1.53 per share.
The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.

(4)	The above payments are based upon the executives' employment agreements in effect as of December 31, 2014. For prospective changes to these payments and agreements, see Item 9B.
Grants of Plan-Based Awards Table
The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2014 to our Named Executive Officers. The stock awards and option grants reflected below were awarded under the 2005 Equity Plan.
GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Dolev Rafaeli	11/7/14	-	$2,106,970	-	225,000	3.12	702,000

Dennis McGrath	11/7/14	-	$316,000	-	165,000	3.12	514,800

(1)	Computed in accordance with FASB ASC Topic 718, formerly SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table
The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2014.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dolev Rafaeli	56,0000	84,000	0	20.00	3/18/2022	0	0	N/A	N/A
	9,500	38,000	0	20.00	2/28/2023	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	225,000	344,250

Dennis McGrath	8,750	0	0	6.24	6/15/19	0	0	N/A	N/A
	10,600	0	0	20.00	12/13/21	0	0	N/A	N/A
	50,100	0	0	15.60	12/13/21	0	0	N/A	N/A
	36,000	54,000	0	20.00	3/18/22	0	0	N/A	N/A
	7,000	28,000	0	20.00	2/28/23	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	165,000	252,450

(1)	The market value of unvested shares of restricted stock is based on $1.53 per share, which was the closing price of our stock on December 31, 2014.

(2)	All options grants were under the 2005 Equity Plan.
Mr. Rafaeli and Mr. McGrath vests in the 225,000 and 165,000 shares of restricted stock, respectively, granted on November 7, 2014 equally on each of the first four anniversaries of the issuance date. The outstanding stock options vest ratably on each of the five anniversaries of the grant date.
Option Exercises and Stock Vested Table
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Dennis M. McGrath	-	-	100,000	137,000

(1)	Value realized is determined by multiplying the market price of the common stock on the applicable vesting date by the number of shares that vested on that date.

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
Director Compensation
Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Effective December 12, 2011, each outside director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. The table below sets forth our non-employee directors' compensation through December 31, 2014.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Lewis Pell	40,000	0	0	40,000

Yoav Ben-Dror	45,000	0	360,000	405,000

Katsumi Oneda	30,000	0	0	30,000

James W. Sight	45,000	0	0	45,000

Stephen P. Connelly	40,000	0	0	40,000

Trevor S. Harris	37,500	74,700	0	112,200

(1)
The amounts shown for stock awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the stock awards for financial statement purposes.

(2)	Dr. Ben-Dror receives a monthly payment of $30,000 for his services as the executive director for Radiancy Ltd. and Photo Therapeutics, Ltd.

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
Directors' and Officers' Liability Insurance
We have obtained directors' and officers' liability insurance, which expires on December 13, 2015. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors. We also provided tail insurance for the directors of Radiancy.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth in Item 5 of this Annual Report under the heading "Overview of Equity Compensation Plans" is hereby incorporated by reference.
The following table reflects, as of March 13, 2015, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.
Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Lewis C. Pell (2)	2,120,319	9.54%
Yoav Ben-Dror (3)	1,553,421	7.01%
Dolev Rafaeli (4)	1,583,347	7.13%
Dennis M. McGrath (5)	429,274	1.93%
James W. Sight (6)	479,496	2.16%
Stephen P. Connelly (7)	20,194	*
Trevor Harris (8)	5,000	*
Katsumi Oneda (9)	1,325,164	6.00%
Shlomo Ben-Haim (10)	1,806,263	8.17%
Paradigm Capital Mgt. (11)	1,230,700	5.57%
Stonepine Capital L.P. (12)	1,206,789	5.46
All directors and officers as a group (seven persons) (13)	6,191,051	27.88%

*Less than 1%.
(1)
Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 13, 2015, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder's name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 22,101,718 shares of common stock outstanding as of March 13, 2015.

(2)
Includes 1,405,319 shares of common stock, 600,000 shares held by trusts with respect to which Mr. Pell may be deemed to have beneficial ownership and warrants to purchase 115,000 shares of common stock. Mr. Pell's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(3)
Includes 1,495,921 shares of common stock beneficially owned, of which 1,370,843 shares are owned directly by Dr. Ben-Dror and 125,078 shares are owned by Gohan Investments Ltd. of which Dr. Ben-Dror is the 100% owner, and warrants to purchase 57,500 shares of common stock. Dr. Ben-Dror's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(4)
Includes 1,255,347 shares of common stock, 225,000 additional shares of common stock subject to restriction agreements with us and vested options to purchase 103,000 shares of common stock. Does not include unvested options to purchase up to 84,500 shares of common stock, which may vest more than 60 days after March 13, 2015.

(5)
Includes 91,136 shares of common stock, 165,000 additional shares of common stock subject to restriction agreements with us, warrants to purchase 35,688 shares of common stock and vested options to purchase 137,450 shares of common stock. Does not include options to purchase up to 57,000 shares of common stock, which may vest more than 60 days after March 13, 2015.

(6)	Includes 346,208 shares of common stock and warrants to purchase 133,288 shares of common stock. Mr. Sight's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.
(7)
Includes 15,689 shares of common stock, 250 shares held by trusts with respect to which Mr. Connelly may be deemed to have beneficial ownership, warrants to purchase 3,422 shares of common stock and options to purchase up to 833 shares of common stock. Mr. Connelly's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(8)	Includes 5,000 shares of common stock. Mr. Harris's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.
(9)
Includes 1,005,164 shares of common stock and 320,000 shares held by trusts with respect to which Mr. Oneda may be deemed to have beneficial ownership. Mr. Oneda's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

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

(11)
Paradigm Capital Management is, or may be deemed to be, the beneficial owner of 1,230,700 shares of common stock. The foregoing information has been derived in part from a Schedule 13G filed on February 11, 2015. Paradigm Capital Management's address is Nine Elk Street, Albany, NY 12207.

(12)
Stonepine Capital L.P. Stonepine Capital Management, LLC, Jon M. Plexico and Timothy P. Lynch are, or may be deemed to be, the beneficial owners of 1,206,789 shares of common stock. The foregoing information has been derived in part from a Schedule 13G filed on March 9, 2015. The principal business address of the filers is 475 Gate Five Road, Suite 324, Sausalito, CA  94965.

(13)
Includes 4,614,620 unrestricted shares of common stock, including 600,250 held by trusts, and 390,000 restricted shares of common stock warrants to purchase 344,898 shares of common stock and vested options to purchase 241,283 shares of common stock. Does not include options to purchase up to 141,500 shares of common stock, which may vest more than 60 days after March 13, 2015.

Item 13.    Certain Relationships and Related Transactions, Director Independence
Related Person Transactions
We have entered into an indemnification agreement with each of our directors pursuant to which we have agreed to indemnify each director against claims brought against them in their capacities as our directors. These indemnification agreements also require us to maintain directors' and officers' liability insurance for our directors.
On December 12, 2014, the Company entered into a Securities Purchase Agreement with certain investors including three directors, James Sight, Yoav Ben-Dror, and Lewis C. Pell. Mr. Sight purchased 150,000 shares of the Company's common stock at a price of $2.19 per share and warrants to purchase 75,000 shares with an exercise price of $2.25 per share. Mr. Ben-Dror purchased 115,000 shares of common stock at a price of $2.19 per share and warrants to purchase 57,500 shares with an exercise price of $2.25 per share. Mr. Pell purchased 230,000 shares of common stock at a price of $2.19 per share and 115,000 warrants to purchase 115,000 shares with an exercise price of $2.25 per share. The warrants purchased by all three directors are exercisable beginning on December 12, 2015 until December 12, 2017.
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
Director Independence
As required under the NASDAQ Stock Market LLC, or NASDAQ, listing standards, a majority of the members of a listed company's board of directors must qualify as "independent," as affirmatively determined by the board of directors. Our board of directors consults with internal counsel to ensure that the board's determinations are consistent with relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent NASDAQ listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and our company, our senior management and our independent registered public accounting firm, the board of directors has affirmatively determined that all of our current directors are independent directors within the meaning of the applicable NASDAQ listing standards, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, who are not independent directors by virtue of their employment with our company.

Item 14.    Principal Accounting Fees and Services
We engaged Fahn Kanne & Co. Grant Thornton Israel ("Grant Thornton Israel") as our independent auditors for 2014 and 2013.
The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton Israel for 2014 and 2013:
	2014	2013
Audit Fees (1)	$474,500	$327,000
Audit-Related Fees (2)	18,000	18,000
Tax Fees (3)	368,000	126,000
All Other Fees (4)	-	116,000
Total	$860,500	$587,000
(1)
Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)
Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in "audit fees" in this table, principally related to the limited scope audit of the 401(K) plan and due diligence services.

(3)	Consists of all tax related services.
(4)	Consists of all other products and services provided other than the services reported under audit fees, audit related fees and tax fees.
Engagement of the Independent Auditor. The Audit Committee is responsible for approving every engagement of Grant Thornton Israel to perform audit or non-audit services for us before Grant Thornton Israel is engaged to provide those services. Under applicable Commission rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors' independence. The Commission's rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee's responsibility for administration of the engagement of the independent auditors.
Consistent with the Commission's rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.
The Audit Committee's pre-approval policy provides as follows:
•  First, once a year when the base audit engagement is reviewed and approved, management will identify all other services (including fee ranges) for which management knows it will engage Grant Thornton Israel for the next 12 months. Those services typically include quarterly reviews, specified tax matters, certifications to the lenders as required by financing documents, consultation on new accounting and disclosure standards and, in future years, reporting on management's internal controls assessment.
•  Second, if any new "unlisted" proposed engagement arises during the year, the engagement will require approval of the Audit Committee.
All fees to our independent accounting firms were approved by the Audit Committee.
Auditor Selection for Fiscal 2015 The Audit Committee has selected Grant Thornton Israel to serve as our independent auditors for the year ending December 31, 2015. The Committee's selection will be submitted to our stockholders for ratification at our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules
    (a)(1)  Financial Statements

Consolidated balance sheets of PhotoMedex, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, changes in' equity and cash flows for each of the years in the three-year period ended December 31, 2014.
(a)(2)  Financial Statement Schedules
All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.
(a)(3)Exhibits
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
10.62
Forbearance Agreement dated August 25,2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (38)

10.63
Amended and Restated Forbearance Agreement dated November 4,2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (39)

10.64
Second Amended and Restated Forbearance Agreement dated February 28, 2015, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (40)

10.65	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on March 10, 2015. (41)
10.66	Amended and Restated Employment Agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on March 10, 2015. (41)
21.1	List of subsidiaries of the Company
23.1	Consent of Fahn Kanne & Co. Grant Thornton Israel
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

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

.

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on Form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.'s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(38)	Filed as part of our Current Report on Form 8-K on August 25, 2014.

(39)	Filed as part of our Current Report on Form 8-K on November 4, 2014.

(40)	Filed as part of our Current Report on Form 8-K on March 3, 2015.

(41)	Filed as part of this Form 10-K.

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

AVAILABLE INFORMATION

We are a reporting company and file annual, quarterly and special reports, proxy statements and other information with the Commission. You may inspect and copy these materials at the Public Reference Room maintained by the Commission at Room 100 F Street, N.W., Washington, D.C. 20549. Please call the Commission at 1‑800‑SEC‑0330 for more information on the Public Reference Room. You can also find our Commission filings at the Commission's website at www.sec.gov. You may also inspect reports and other information concerning us at the offices of the Nasdaq Stock Market at 1735 K Street, N.W., Washington, D.C. 20006. We intend to furnish our stockholders with annual reports containing audited financial statements and such other periodic reports as we may determine to be appropriate or as may be required by law.

Our primary Internet address is www.photomedex.com (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). Corporate information can be located by clicking on the "Investor Relations" link in the top-middle of the page, and then clicking on "SEC Filing" in the menu. We make our periodic Commission Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our Web site as soon as reasonably practicable after they are filed electronically with the Commission. We may from time to time provide important disclosures to investors by posting them in the Investor Relations section of our Web site, as allowed by Commission's rules. The information on the website listed above is not and should not be considered part of this Annual Report on Form 10-K and is intended to be an inactive textual reference only.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
PHOTOMEDEX, INC.

Date: March 16, 2015	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Capacity in Which Signed	Date
/s/ Lewis C. Pell	Chairman of the Board of Directors	March 16, 2015
Lewis C. Pell
/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	March 16, 2015
Dr. Yoav Ben-Dror
/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
Dr. Dolev Rafaeli
/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	March 16, 2015
Dennis M. McGrath
/s/ Christina L. Allgeier	Chief Accounting Officer (Principal Accounting Officer)	March 16, 2015
Christina L. Allgeier
/s/ James W. Sight	Director	March 16, 2015
James W. Sight
/s/ Stephen P. Connelly	Director	March 16, 2015
Stephen P. Connelly
/s/ Trevor S. Harris	Director	March 16, 2015
Trevor S. Harris

PHOTOMEDEX, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office Levinstein Tower 23 Menachem Begin Road Tel-Aviv 66184, ISRAEL P.O.B. 36172, 61361 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Stockholders
PhotoMedex, Inc.

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. (a Nevada corporation) and Subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive (loss) income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015 expressed an unqualified opinion.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Tel-Aviv, Israel
March 16, 2015

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$10,605	$45,388
Short term bank deposit	87	14,113
Accounts receivable, net of allowance for doubtful accounts of $13,559 and $10,734, respectively	21,977	27,218
Inventories, net	19,380	27,547
Deferred tax asset, net	762	13,041
Prepaid expenses and other current assets	8,347	12,597
Assets held for sale, net	70,855	-
Total current assets	132,013	139,904

Property and equipment, net	13,802	10,489
Patents and licensed technologies, net	8,811	10,832
Other intangible assets, net	8,337	9,701
Goodwill, net	24,048	24,930
Deferred tax asset, net	567	24,039
Other assets, net	185	213
Total assets	$187,763	$220,108

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of notes payable	$704	$838
Current portion of long term debt	38,732	10,000
Accounts payable	12,419	14,785
Accrued compensation and related expenses	2,622	3,230
Other accrued liabilities	13,022	22,032
Current portion of deferred revenues	4,480	5,961
Liabilities held for sale	34,497	-
Total current liabilities	106,476	56,846

Long-term liabilities:
Notes payable, net of current maturities	25	82
Long term debt, net of current maturities	37,768	-
Deferred revenues, net of current portion	1,127	2,758
Other liabilities	102	61
Total liabilities	145,498	59,747

Commitment and contingencies (Note 11)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2014 and 2013	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 20,376,245 and 18,903,245 shares issued and outstanding, respectively	204	189
Additional paid-in capital	110,391	104,954
Retained earnings (accumulated deficit)	(67,817)	53,679
Accumulated other comprehensive (loss) income	(513)	1,539
Total stockholders' equity	42,265	160,361
Total liabilities and stockholders' equity	$187,763	$220,108
The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenues:
Product sales	$140,670	$209,175	$212,210
Services	22,871	15,489	8,441
	163,541	224,664	220,651
Cost of revenues:
Product sales	31,400	38,229	41,558
Services	7,219	6,806	5,084
	38,619	45,035	46,642

Gross profit	124,922	179,629	174,009

Operating expenses:
Engineering and product development	3,086	3,306	2,914
Selling and marketing	107,169	127,528	116,487
General and administrative	35,711	26,750	27,330
	145,966	157,584	146,731
(Loss) income from continuing operations before interest and other financing income (expense), net	(21,044)	22,045	27,278

Interest and other financing income (expense), net	(4,387)	702	(351)
(Loss) income from continuing operations before income taxes	(25,431)	22,747	26,927

Income tax expense	(36,312)	(4,370)	(4,438)

(Loss) profit from continuing operations	(61,743)	18,377	22,489

Discontinued operations:
Loss from discontinued operations, net of taxes of $5,496	(15,155)	-	-
Estimated loss on sale from discontinued operations	(44,598)	-	-

Net (loss) income	$(121,496)	$18,377	$22,489

Basic net (loss) income per share:
Continuing operations	$(3.25)	$0.90	$1.10
Discontinued operations	(3.16)	0.00	0.00
	$(6.41)	$0.90	$1.10
Diluted net (loss) income per share:
Continuing operations	$(3.25)	$0.89	$1.08
Discontinued operations	(3.16)	0.00	0.00
	$(6.41)	$0.89	$1.08
Shares used in computing net income (loss) per share:
Basic	18,940,355	20,454,970	20,355,520
Diluted	18,940,355	20,657,240	20,764,354

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(2,052)	$678	$859

Comprehensive (loss) income	$(123,548)	$19,055	$23,348

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands)

	Common Stock		Additional Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	stock	Deficit)	(Loss) Income	Total
BALANCE, DECEMBER 31, 2011	18,821,728	$188	$97,972	$(250)	$12,813	$2	$110,725
Issuance of warrants to consultants for services	-	-	98	-	-	-	98
Stock-based compensation - grants of common stock	30,000	-	405	-	-	-	405
Stock-based compensation related to stock options and restricted stock	-	-	5,709	-	-	-	5,709
Stock options issued to consultants for services	-	-	83	-	-	-	83
Issuance of common stock, net	3,023,432	30	37,484	-	-	-	37,514
Repurchase and retirement of common stock	(842,961)	(9)	(10,747)	-	-	-	(10,756)
Exercise of stock options	10,048	-	67	-	-	-	67
Warrants exercised	17,756	1	133	-	-	-	134
Retirement of treasury stock (16,056 shares)	(16,056)	-	(250)	250	-	-	-
Other comprehensive income	-	-	-	-	-	859	859
Net income	-	-	-	-	22,489	-	22,489
BALANCE, DECEMBER 31, 2012	21,043,947	210	130,954	-	35,302	861	167,327
Stock-based compensation related to stock options and restricted stock	-	-	4,892	-	-	-	4,892
Stock options issued to consultants for services	-	-	93	-	-	-	93
Repurchase and retirement of common stock	(2,144,452)	(21)	(31,008)	-	-	-	(31,029)
Exercise of stock options	3,750	-	23	-	-	-	23
Other comprehensive income	-	-	-	-	-	678	678
Net income	-	-	-	-	18,377	-	18,377
BALANCE, DECEMBER 31, 2013	18,903,245	189	104,954	-	53,679	1,539	160,361
Stock-based compensation related to stock options and restricted stock	-	-	4,862	-	-	-	4,862
Stock options issued to consultants for services	1,663	-	76	-	-	-	76
Issuance of common stock, net	645,000	7	1,406	-	-	-	1,413
Restricted stock issued, net of payroll taxes paid	826,337	8	(988)	-	-	-	(980)
Issuance of warrants	-	-	81	-	-	-	81
Other comprehensive loss	-	-	-	-	-	(2,052)	(2,052)
Net loss	-	-	-	-	(121,496)	-	(121,496)
BALANCE, DECEMBER 31, 2014	20,376,245	$204	$110,391	$-	$(67,817)	$(513)	$42,265

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	For the Year Ended December 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net (loss) income	$(121,496)	$18,377	$22,489
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,912	6,119	5,611
Provision for doubtful accounts	7,661	5,958	4,629
Deferred income taxes	35,699	2,589	(2,330)
Stock-based compensation	4,938	4,985	6,197
Amortization of bank debt issue costs and discount	2,358	-	-
Loss on disposal of property and equipment	(10)	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,718)	(13,944)	(11,254)
Inventories	7,967	(4,967)	(3,195)
Prepaid expenses and other assets	2,378	843	(8,583)
Accounts payable	(2,244)	4,658	1,787
Accrued compensation and related expenses	(588)	733	(1,316)
Other accrued liabilities (see Note 9)	(8,839)	(444)	5,719
Other liabilities	-	-	(1)
Deferred revenues	(3,083)	130	5,243
Net cash (used in) provided by operating activities – continuing operations	(71,065)	25,037	24,996
Net cash provided by operating activities – discontinued operations	46,894	-	-
Net cash (used in) provided by operating activities	(24,171)	25,037	24,996

Cash Flows From Investing Activities:
Purchases of property and equipment	(251)	(943)	(573)
Lasers placed into service	(6,746)	(5,476)	(3,221)
Proceeds from (investments in) short-term deposit	14,026	3,887	(18,000)
Proceeds on sale of property and equipment	20	-	-
Acquisition, net of cash received	(77,510)	84	-
Net cash used in investing activities – continuing operations	(70,461)	(2,448)	(21,794)
Net cash used in investing activities – discontinued operations	(5,218)	-	-
Net cash used in investing activities	(75,679)	(2,448)	(21,794)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2014	2013	2012

Cash Flows From Financing Activities:
Repurchase of common stock	-	(31,029)	(10,756)
Proceeds from issuance of common stock, net	1,413	-	37,514
Issuance of warrants	81	-	98
Issuance of restricted stock, net of taxes	(980)	-	-
Proceeds from option exercises	-	23	67
Proceeds from warrant exercises	-	-	134
Proceeds from issuance of debt	85,000	10,000	-
Repayment of debt	(18,500)	-	-
Payments on notes payable	(838)	(623)	(465)
Repayment of long-term debt	-	(43)	(2,000)
Net cash provided by (used in) financing activities – continuing operations	66,176	(21,672)	24,592
Net cash (used in) financing activities – discontinued operations	(523)	-	-
Net cash (used in) provided by financing activities	65,653	(21,672)	24,592

Effect of exchange rate changes on cash	(586)	123	5
Net (decrease) increase in cash and cash equivalents	(34,783)	1,040	27,799
Cash and cash equivalents, beginning of year	45,388	44,348	16,549

Cash and cash equivalents, end of year	$10,605	$45,388	$44,348

Supplemental information:

Cash paid for income taxes	$1,041	$7,233	$12,976
Cash paid for interest	$2,216	$13	$79

The accompanying notes are an integral part of these consolidated financial statements.

Note 1
The Company and Summary of Significant Accounting Policies:
The Company:
Background
PhotoMedex, Inc. (and its subsidiaries) (the "Company") is a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provides proprietary products and services that address skin diseases and conditions including psoriasis, vitiligo, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.
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
On March 5, 2014, PhotoMedex formed a wholly-owned subsidiary in India, PhotoMedex India Private Limited, through which the Company is directly marketing certain products and services to patients and consumers in selected markets in that country.
On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"), which was a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. Through this acquisition, the Company added an additional operating segment to its organization. The Company planned to begin to directly market certain of its existing products from these centers. The results of operations of LCA-Vision have been included from May 13, 2014 through December 31, 2014 in the Company's consolidated financial statements as a discontinued operation. (See Note 3, Acquisition of LCA-Vision Inc.).
On August 18, 2014, the Company formed a wholly-owned subsidiary in Korea, PhotoMedex Korea Limited, through which the Company plans to directly market certain products and services to patients and consumers in selected markets in that country.
On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $36.5 million. The LCA-Vision assets and liabilities are considered to be held for sale as of December 31, 2014. For the statement of operations, the activity related to LCA is captured as discontinued operations. (See Note 2, Discontinued Operations.)
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
There are financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of June 30, 2014 the Company failed to meet the financial covenants and as of December 31, 2014, the Company continued to fail to meet these covenants and remains in default.
Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that are parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.
Under the provisions of the Second Amended Forbearance Agreement, the Company will not have to comply with certain financial covenants contained in the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default.  However, the Company will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.
Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities shall, beginning November 1, 2014, bear interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), the Company's obligations under the Facilities shall, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.
The Company and its subsidiaries have also agreed not to pay in cash any compensation to either the Company's Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments may be accrued or deferred and paid in cash only after the repayment of the Facilities in full.
The Company has agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company's and its subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. The Company has also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.
The Company continues to retain the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and has also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement and amendments, the Company and these advisors will continue to prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full and in cash the Company's remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement would occur no later than the end of the Forbearance Period.
The Company agreed to limit certain capital expenditures to $100,000 per quarter, except for those involving the Company's XTRAC® or VTRAC® medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.

As consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month.  However, should the Company complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period.
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
Summary of Significant Accounting Policies:
Accounting Principles
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"). Certain reclassifications from the prior year presentation have been made to conform to the current year presentation. These reclassifications did not have material impact on the Company's equity, net assets, results of operations or cash flows.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Held for Sale Classification and Discontinued Operations
A disposal group is reported as held for sale when management has approved or received approval to sell and is committed to a formal plan, the disposal group is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A disposal group classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying value of the business exceeds its estimated fair value less cost to sell, a loss is recognized. However, when disposal group meets the held for sale criteria, the Company, first evaluates whether the carrying amounts of the assets not covered by ASC 360-10 included in the disposal group (such as goodwill) are required to be adjusted in accordance with other applicable GAAP before measuring the disposal group at fair value less cost to sell.
Assets and liabilities related to a disposal group classified as held for sale are segregated in the consolidated balance sheet in the period in which the business is classified as held for sale.
Operations of a disposal group are reported as discontinued operations if the disposal group is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. The results of discontinued operations are reported in discontinued operations in the consolidated statement of operations for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Depreciation is not recorded on assets of a business while it is classified as held for sale.
At December 31, 2014, held for sale assets and liabilities consisted of LCA operating segment, and its results of operations are presented as discontinued operations in the consolidated statement of operations (see also Note 2 Discontinued Operations).

Use of Estimates
The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("US GAAP") requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2014, the more significant estimates include (1) revenue recognition, including provision for sales return and valuation allowances of accounts receivable; (2) valuation allowance of deferred tax assets and uncertainty in tax positions; and (3) stock based compensation.
Functional Currency
The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar ("$" or "dollars"). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP), Brazilian Real (BRL), Hong Kong Dollar (HKD), Columbian Peso (COP) and Indian Rupee (INR). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.
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
Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, are translated from its respective functional currency to U.S. dollars at the balance sheet date exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. Translation adjustments are reflected in the consolidated balance sheets as a component of accumulated other comprehensive income or loss. Deferred taxes are not provided on translation adjustments as the earnings of the subsidiaries are considered to be permanently reinvested.
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

The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable, short-term and long-term debt which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets (including long term receivables which bear interest) and liabilities (including the secured credit facilities) is estimated to be equal to their fair value due to the short-term nature of these instruments.
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
Cash and Cash Equivalents
The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2014 and 2013.
Short-term Deposits
Short-term deposits are deposits with original maturities of more than three months but less than one year. Short-term deposits are presented at their costs including accrued interest.
Accounts Receivable
The majority of the Company's accounts receivable (other than LCA) are due from consumers, distributors (domestic and international), physicians and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous loss history, the customer's current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company does not recognize interest accruing on accounts receivable past due.
Patient Receivables and Allowance for Doubtful Accounts
The Company, through its subsidiary LCA-Vision (which is presented as a discontinued operations), provides financing to some of its patients, including those who could not otherwise obtain third-party financing. The terms of the financing usually require the patient to pay an up-front fee which is intended to cover some or all of the variable costs, and then generally the remainder of the payments are automatically deducted from the patient's bank account over a period of 12 to 36 months. The Company has recorded an allowance for doubtful accounts as a best estimate of the amount of probable credit losses from the patient financing program. Each month, management reviews and adjusts the allowance based upon past experience with patient financing.
For patients that the Company internally finances, the Company charges interest at market rates. Finance and interest charges on patient receivables were $507 for the period ended December 31, 2014.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company's consumer and LHE products, cost is determined on the weighted-average method. For the pre-merged PhotoMedex's products, cost is determined on the first-in, first-out method. Throughout the laser manufacturing process, the related production costs are recorded within inventory. Work-in-process is immaterial, given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
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
Property, Equipment and Depreciation
Property and equipment are recorded at cost, net of accumulated depreciation. Excimer lasers-in-service are depreciated on a straight-line basis over the estimated useful life of five years. For other property and equipment, depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of comprehensive (loss) income. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.
Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2014, no such write-down was required (see Impairment of Long-Lived Assets and Intangibles).
Patent Costs and Licensed Technologies
Costs incurred to obtain or defend patents and licensed technologies are capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Core and product technology was also recorded in connection with the reverse acquisition on December 13, 2011 and is being amortized on a straight-line basis over ten years for core technology and five years for product technology. (See Note 6, Patent and Licensed Technologies).
Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2014, no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).
Other Intangible Assets
Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011 and in connection with the acquisition of LCA. The assets which were determined to have definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 7, Goodwill and Other Intangible Assets).
Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2014 no such write-down was required. (See Impairment of Long-Lived Assets and Intangibles).
As of December 31, 2014, the indefinite life intangible is classified among the assets held for sale.

Accounting for the Impairment of Goodwill
The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group's reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. See Note 2, regarding the impairment of goodwill which was allocated to LCA.
Accrued Enhancement Expense
The Company, through its subsidiary LCA-Vision (which is presented as a discontinued operations), includes participation in its LasikPlus Advantage Plan® (acuity program) in the base surgical price for substantially all of its patients. Under the acuity program, if determined to be medically appropriate, the Company provides post-surgical enhancements free of charge should the patient not achieve the desired visual correction during the initial procedure. Under this pricing structure, the Company accounts for the acuity program similar to a warranty obligation. Accordingly, the Company accrues the costs expected to be incurred to satisfy the obligation as a liability and cost of revenue at the point of sale given its ability to estimate reasonably such costs based on historical trends and the satisfaction of all other revenue recognition criteria.
This estimate is reviewed throughout the year with consideration to factors such as procedure cost and historical procedure volume when determining the appropriateness of the recorded balance.
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the expected cost of estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2014 and 2013 is summarized as follows:
	December 31,
	2014	2013
Accrual at beginning of year	$1,151	$1,440
Additions charged to warranty expense	808	1,206
Expiring warranties	(341)	(410)
Claims satisfied	(857)	(1,085)
Total	761	1,151
Less: current portion	(665)	(1,094)
Long term accrued warranty	$96	$57
For extended warranty on the consumer products, see Revenue Recognition below.

Insurance Reserves
The Company, through its subsidiary LCA-Vision (which is presented as a discontinued operations), maintains a captive insurance company to provide professional liability insurance coverage for claims brought against the Company and its optometrists. In addition, the captive insurance company's charter allows it to provide professional liability insurance for the Company's ophthalmologists, none of whom are currently insured by the captive. The Company uses the captive insurance company for both primary insurance and excess liability coverage. A number of claims are now pending with the captive insurance company. Since the captive insurance company is wholly-owned enterprise, it is included in the Company's consolidated financial statements. As of December 31, 2014, the insurance reserves were $6,044, which represented an actuarially determined estimate of future costs associated with claims filed as well as claims incurred but not yet reported. The actuaries determine loss reserves by comparing the Company's historical claim experience to comparable insurance industry experience.
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
The Company ships most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will be granted FOB destination terms. Among the factors the Company takes into account when determining the proper time at which to recognize revenue are (i) when title to the goods transfers and (ii) when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or fully assured and included in deferred revenues until that time.
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
The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 9).
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
Product Development Costs
Costs of research, new product development and product redesign are charged to expense as incurred in engineering and product development.
Advertising Costs
Advertising costs are charged to expenses as incurred.
Advertising expenses amounted to approximately $62,197, $71,992 and $60,651 for the years ended December 31, 2014, 2013 and 2012, respectively.
Derivatives
The Company applies the provisions of Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. In accordance with ASC Topic 815, all the derivative financial instruments are recognized as either financial assets or financial liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative financial instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.
From time to time the Company carries out transactions involving foreign exchange derivative financial instruments (mainly forward exchange contracts) which are expected to be paid with respect to forecasted expenses of the Israeli subsidiary (Radiancy) denominated in Israeli local currency (NIS) which is different than its functional currency.
Such derivatives were not designated as hedging instruments, and accordingly they were recognized in the balance sheet at their fair value, with changes in the fair value carried to the Statement of Comprehensive (Loss) Income and included in interest and other financing income (expenses), net.
At December 31, 2014, the balance of such derivative instruments amounted to approximately $726 in liabilities and approximately $689 were recognized as financing loss in the Statement of Comprehensive (Loss) Income during the year ended that date. At December 31, 2013, the balance of such derivative instruments amounted to approximately $255 in assets and approximately $699 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the year ended that date.
The notional amounts of foreign currency derivatives as of December 31, 2014 consist of forward transactions for the exchange of $11,000 into NIS and $6,725 as of December 31, 2013.

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
The Company may incur an additional tax liability in the event of an intercompany dividend distribution or a deemed dividend distribution under the U.S. income tax law and regulations. Prior to 2014, it was the Company's policy not to cause a distribution of dividends which would generate an additional tax liability to the Company. During 2014, the Company borrowed funds from its subsidiary in Israel. These borrowings resulted in a large deemed distribution taxable in the U.S. Furthermore, Management can no longer represent that the earnings of its non U.S. subsidiaries will remain permanently invested outside the U.S. Therefore, in 2014, the Company has provided deferred taxes on the undistributed earnings of its non U.S. subsidiaries. Taxes, which would apply in the event of disposal of investments in subsidiaries, have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to dispose of them.
The Company accounts for uncertain tax positions in accordance with an amendment to ASC Topic 740-10, Income Taxes (Accounting for Uncertainty in Income Taxes), which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is "more-likely-than-not" to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the "more-likely-than-not" threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.
In the year ended December 31, 2014, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2014 that has been duly provided for.
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
Most of the Company's sales are generated in North America and Asia Pacific, to a large number of customers. Management periodically evaluates the collectability of the trade receivables to determine the amounts that are doubtful of collection and determine a proper allowance for doubtful accounts. Accordingly, the Company's trade receivables do not represent a substantial concentration of credit risk.
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

Earnings (Loss) Per Share
The Company computes earnings (net loss) per share in accordance with ASC Topic. 260, Earnings per share. Basic earnings (loss) per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares. Diluted earnings (loss) per common share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company's potential common shares consist of stock options, warrants and restricted stock awards issued under the Company's stock incentive plans and their potential dilutive effect is considered using the treasury method.
Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the years ended December 31, 2014, 2013 and 2012:
	December 31,
	2014	2013	2012
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	18,940,355	20,454,970	20,355,520
Dilutive effect of stock options and warrants	-	202,270	408,834
Diluted number of common and common stock equivalent shares outstanding	18,940,355	20,657,240	20,764,354
Diluted earnings (loss) per share for each of the years ended December 31, 2014, 2013 and 2012 exclude the impact of common stock options, warrants and unvested restricted stock totaling 2,540,733, 2,172,745 and 1,920,442 shares, respectively, as the effect of their inclusion would be anti-dilutive.
Impairment of Long-Lived Assets and Intangibles
Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the fair value of the asset. If the carrying amount of an asset exceeds the fair value, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2014, (other than the measurement of LCA net assets based on it estimated fair value less cost to sell- see Note 2) no such impairment exists. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.
Indefinite-life intangible assets are tested for impairment, on an annual basis or more often, when triggering events indicate that it is more likely than not that the asset is impaired, by comparing the fair value of the asset with its carrying amount. If the carrying amount of the intangible asset exceeds its fair value, an impairment loss is recognized in the amount of that excess. Subsequent reversal of a previously recognized impairment loss is prohibited.
Stock-Based Compensation
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
Treasury Stock and Repurchase of Common Stock
Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock, until such shares are retired and removed from the accounts.

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
For public companies, the amendments in this Update became effective prospectively for fiscal years (and interim reporting periods within those years) beginning after December 15, 2013. In accordance with the transition requirements, the amendments were applied prospectively to derecognition events occurring after the effective date. Prior periods are not required be adjusted.
The adoption of the standard did not have a material impact on the Company's consolidated results of operations and financial condition.
Recently Issued Accounting Standards

In April 2014, the FASB issued Accounting Standard Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").
The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization's operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The amendments in ASU 2014-08 are effective in the first quarter of 2015 for public companies with calendar year ends. Early adoption is permitted.
The adoption of ASU 2014-08 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.
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
Note 2
Discontinued Operations:
LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA's revenues are derived from the delivery of laser vision correction procedures performed in the vision centers. After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, had reached a formal decision during December 2014 to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance and discontinued operations with ASC Topic 360. On February 2, 2015, the Company closed on sale transaction of 100% of the shares of LCA for $40 million in cash. Excluding estimated working capital adjustments and direct expenses (professional fees to third parties), PhotoMedex realized net proceeds of approximately $36.5 million which amount is considered as the fair value less cost to sell of LCA as of December 31, 2014. The sale was effective January 31, 2014. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company recognized an estimated loss of $44,598 on the sale of the discontinued operations in the year ended December 31, 2014, which included a decrease in the implied fair value of goodwill, related to LCA, of $43,091. The remaining loss of $1,507 represents the difference between the adjusted net purchase price and the carrying value of the disposal group. The impairment amount is categorized as level 3 measurements.
Revenues from LCA, reported as discontinued operations, for the year ended December 31, 2014 was $47,198. Loss from LCA, reported as discontinued operations, for the year ended December 31, 2014 was $15,155, which includes tax expense of $5,496 and interest expense of $2,065 related to the portion of the credit facility that was required to be paid as a result of the sale.
The following is a summary of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2014:
December 31, 2014
Assets:
Cash and cash equivalents	$4,514
Accounts receivable	2,759
Inventories	119
Deferred tax assets	1,930
Other current assets	2,492
Property & Equipment, net	14,519
Goodwill, net	6,491
Other intangible assets, net	38,331
Other assets	1,207
Assets held for sale	72,362
Less: Impairment	(1,507)
Assets held for sale, net	$70,855

Liabilities:
Accounts payable	$5,518
Other accrued liabilities	5,933
Deferred revenues	97
Long term debt:	1,080
Other liabilities	6,870
Deferred tax liability	14,999
Liabilities held for sale	34,497

Total net assets of discontinued operations	$36,358
Note 3
Acquisition:
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
The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. The Company expected that the allocation would be finalized within twelve months after the merger. However, LCA was sold in January 2015 and it is presented as a discontinued operations, see Note 2. Accordingly management has determined to retain the provisional amounts. Based on the purchase price allocation, the following table summarizes the provisional fair value amounts of the assets acquired and liabilities assumed at the date of acquisition:

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
The purchase price exceeded the fair value of the net assets acquired by $49,582, which was recorded as goodwill. The goodwill was recognized at that time as a new reportable segment and allocated to the activities of LCA.
The summarized unaudited pro-forma results for the years ended December 31, 2014 and 2013 are not provided as required under ASC Topic 805 since LCA is presented as a discontinued operation for the periods presented.
Note 4
Inventories:
	December 31,
	2014	2013
Raw materials and work-in-process	$7,483	$12,631
Finished goods	11,897	14,916
Total inventories	$19,380	$27,547
Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5
Property and Equipment:
	December 31,
	2014	2013
Lasers-in-service	$18,974	$12,599
Equipment, computer hardware and software	4,870	4,730
Furniture and fixtures	767	705
Leasehold improvements	481	534
	25,092	18,568
Accumulated depreciation and amortization	(11,290)	(8,079)
Total property and equipment, net	$13,802	$10,489

Related depreciation and amortization expense was $3,657 in 2014, $2,875 in 2013 and $2,367 in 2012.
Note 6
Patents and Licensed Technologies, net:
	December 31,
	2014	2013
Gross Amount beginning of period	$15,648	$15,411
Additions	168	171
Translation differences	(190)	66
Gross Amount end of period	15,626	15,648

Accumulated amortization	(6,815)	(4,816)

Net Book Value	$8,811	$10,832
Related amortization expense was $2,055, $2,043 and $2,049 for the years ended December 31, 2014, 2013 and 2012, respectively. An amount of $13,500, included in gross amount related to Patents represents product and core technologies recorded as part of the purchase price allocation done in connection with the reverse acquisition of the Pre-merged PhotoMedex.
Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:
2015	$2,056
2016	2,019
2017	903
2018	906
2019	892
Thereafter	2,035
Total	$8,811
Note 7
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

Balance at January 1, 2014	$24,930
Additions to goodwill	-
Translation differences	(882)
Balance at December 31, 2014	$24,048

The Company has no accumulated impairment losses of goodwill related to the continuing operations as of December 31, 2014. See Note 2 regarding impairment of goodwill allocated to the discontinued operations.

The goodwill was allocated among the reportable segments as of December 31, 2014 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:
December 31, 2014

Consumer segment	$19,968
Physician Recurring segment	4,080
Total goodwill	$24,048
Set forth below is a detailed listing of other definite-lived intangible assets:
	December 31, 2014			December 31, 2013
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,772	$6,417	$12,189	$5,744	$6,372	$12,116
Translation differences	(80)	(128)	(208)	28	45	73
Gross Amount end of period	5,692	6,289	11,981	5,772	6,417	12,189

Accumulated amortization	(1,731)	(1,913)	(3,644)	(1,178)	(1,310)	(2,488)

Net Book Value	$3,961	$4,376	$8,337	$4,594	$5,107	$9,701
Related amortization expense was $1,200, $1,200 and $1,212 for the years ended December 31, 2014, 2013 and 2012. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with Pre-merged PhotoMedex products (e.g. "XTRAC", "Neova" "Omnilux" and "Lumiere").
Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:
2015	$1,200
2016	1,200
2017	1,200
2018	1,200
2019	1,200
Thereafter	2,337
Total	$8,337

Note 8
Accrued Compensation and related expenses:
	December 31,
	2014	2013
Accrued payroll and related taxes	$513	$707
Accrued vacation	211	290
Accrued commissions and bonuses	1,898	2,233
Total accrued compensation and related expense	$2,622	$3,230

Note 9
Other Accrued Liabilities:
	December 31,
	2014	2013
Accrued warranty, current, see Note 1	$665	$1,094
Accrued taxes, including liability for unrecognized tax benefit, see Note 13	1,362	1,023
Accrued sales return (1)	7,651	16,046
Other accrued liabilities	3,344	3,869
Total other accrued liabilities	$13,022	$22,032
(1)	The activity in the sales returns liability account was as follows:
	December 31,
	2014	2013

Balance at beginning of year	$16,046	$11,901
Additions that reduce net sales	35,771	47,916
Actual returns	(44,166)	(43,771)
Balance at end of year	$7,651	$16,046
Note 10
Long-term Debt:
In the following table is a summary of the Company's long-term debt:
	December 31,
	2014	2013

Senior-secured credit facilities	$76,500	$-
Term note	-	10,000
Sub-total	76,500	10,000
Less: current portion	38,732	10,000
Long-term debt	$37,768	$-
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

Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities. There are financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of December 31, 2014, the Company continued to fail to meet both financial covenants and is in default of the credit facilities
On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.
Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that are parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so shall not constitute a default or event of default.  Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.
Under the provisions of the Second Amended Forbearance Agreement, the Company will not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default.  However, the Company will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.
Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities shall, beginning November 1, 2014, bear interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), the Company's obligations under the Facilities shall, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.
The Company and its subsidiaries have also agreed not to pay in cash any compensation to the either the Company's Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments may be accrued or deferred and paid in cash only after the repayment of the Facilities in full.
The Company has agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company's and its subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. The Company has also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.

The Company continues to retain the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and has also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement, the Company and these advisors will continue to prepare and distribute offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full and in cash the Company's remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement would occur no later than the end of the Forbearance Period.
The Company agreed to limit certain capital expenditures to $100,000 per quarter, except for those involving the Company's XTRAC® or VTRAC® medical devices, and will not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.
As consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are payable on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month. However, should the Company complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees are considered earned and are included in the Obligations under the Credit Agreement.
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
In addition, the unamortized related debt issue costs and debt discount of $2,358 have been expensed during the year ended December 31, 2014.
Term-Note Credit Facility
In December 2013, the Company, through its subsidiary, Radiancy, Inc., entered into a term-note facility with JP Morgan Chase ("Chase"). The facility had maximum principal amount of $15 million and was for a term of one year. As of December 31, 2013, the Company had total borrowings of $10 million under this facility. The stated interest rate for any draw under the credit facility was set as the greater of (i) prime rate, (ii) federal funds effective rate plus .5% or (iii) LIBOR plus 2.5%. Each draw has a repayment period of one year with principal due at maturity, although any draw may be paid early with penalty. This term-note was cancelled at the time the senior secured credit facilities were entered into.
The following table summarizes the future minimum payments that the Company expects to make for long-term debt:
2015	$38,732
2016	37,768
$76,500

Note 11
Commitments and Contingencies:
Leases
The Company has entered into various non-cancelable operating lease agreements for real property and one minor operating lease for personal property. These arrangements expire at various dates through 2017. Rent expense was $4,708 (including $3,690 from LCA), $1,002 and $908 for the years ended December 31, 2014, 2013 and 2012, respectively. Not included in the table below is $17,916 related to LCA, which was sold as of January 31, 2015. The future annual minimum payments under these leases, relating to our continuing operations are as follows:
Year Ending December 31,
2015	$814
2016	472
2017	176
Thereafter	366
Total	$1,828
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
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex's dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion. As of December 31, 2014, discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.
On December 20, 2013, PhotoMedex, Inc. was served with a class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit alleged various violations of the Federal securities laws between November 7, 2012 and November 14, 2013. A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company's insurance carrier have agreed on a possible settlement. The Company has paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff's counsel will be paid by the carrier of the insurance policy. This settlement is subject to review and approval by the District Court, which has not yet rendered its opinion.

The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The plaintiff's who initiated this complaint have agreed to be part of, and be bound by, the possible settlement reached in the United States District Court for the Eastern District of Pennsylvania against the Company and the same two top executives.
There were multiple class-action lawsuits filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The parties have reached a possible settlement in these suits, with the Company contributing less than $100,000 to the settlement, plus the payment of its legal fees, and the remainder of the settlement being covered by the insurance carriers. This settlement is subject to review and approval by the state court, which has not yet rendered its opinion.
On April 25, 2014, a class action lawsuit was filed in the United States District Court for the District of Columbia against the Company's subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy's President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. The Company has filed a motion to dismiss this case; that motion is pending before the Court. A mediation was scheduled in this matter for November 24, 2014, but no settlement was reached. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
On June 30, 2014, the Company's subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
From time to time in the ordinary course of our business, we and certain of our subsidiaries are involved in certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, and claims regarding false advertising and product efficacy against the no!no! Hair products which were already raised and reviewed in the Tria litigation. We believe, based on discussions with legal counsel, that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation is inherently unpredictable, and excessive verdicts can result from litigation. Although we believe we have substantial defenses in these matters, we may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on our results of operations in a particular period.

Employment Agreements
The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment by the company without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $10,073 as of December 31, 2014, based on 2014 salary levels. Should all covered executives and certain key employees be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2014 was approximately $9,820, based on 2014 salary levels.
Note 12
Stockholders' Equity:
Preferred Stock
The Company has authorized preferred stock consisting of 5,000,000 shares with a $.01 par value, which shall be designated as blank check preferred. The Board of Directors may authorize the issuance from time to time of one or more classes of preferred stock with one or more series within any class thereof, with such voting powers, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or special rights and qualifications, limitations or restrictions thereon as shall be set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such preferred shares. At December 31, 2014 and 2013, no shares of preferred stock were issued or outstanding.
Common Stock
On December 12, 2014, the Company closed on a registered offering in which it sold an aggregate of 645,000 shares of its common stock at an offering price of $2.19 per share. The closing price of the Company's common stock was $1.37 on December 12, 2014. The sale resulted in net proceeds of approximately $1.4 million.
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
On April 27, 2012, the Company closed on a two-tranche registered offering in which it sold an aggregate of 3,023,432 shares of its common stock at an offering price of $13.23 per share. The sale resulted in net proceeds of approximately $37.8 million. The net proceeds were used for general corporate purposes, including capital expenditures, continued product development, sales and marketing initiatives and working capital.
Common Stock Options
The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 370,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 14,578 shares were reserved for outstanding stock options. The directors, who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company's common stock in January 2012.
In addition, the Company has a 2005 Equity Compensation Plan ("2005 Equity Plan"). The 2005 Equity Plan has authorized 6,000,000 shares, of which 1,576,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,144,976 shares were reserved for outstanding options.

A summary of option transactions for all of the Company's stock options during the years ended December 31, 2014, 2013 and 2012 follows:
	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2011	180,718	$ 19.54
Granted	739,000	15.87
Exercised	(10,048)	6.67
Expired/cancelled	(11,129)	20.25
Outstanding at December 31, 2012	898,541	16.65
Granted	259,625	16.59
Exercised	(3,750)	6.24
Expired/cancelled	(21,738)	31.36
Outstanding at December 31, 2013	1,132,678	16.51
Granted	181,500	14.10
Exercised	-	-
Expired/cancelled	(154,624)	15.73
Outstanding at December 31, 2014	1,159,554	$16.23
Exercisable at December 31, 2014	510,954	$16.47
The outstanding and exercisable options at December 31, 2014, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:
Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $7.50	21,584	4.58	$ 6.12	21,584	$ 6.11
$7.51 - $15.00	699,622	7.85	$ 14.11	255,022	$ 13.93
$15.01 - $22.50	427,900	7.32	$ 19.02	223,900	$ 18.13
$22.51- up	10,448	1.56	$ 64.42	10,448	$ 64.42
Total	1,159,554	7.54	$ 16.23	510,954	$ 16.47

The outstanding options will expire, as follows:
Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price
2015	2,499	$102.90	$102.90
2016	2,634	$ 69.48	$48.72 - $93.66
2017	3,146	$ 46.85	$46.62 - $47.88
2018	2,169	$ 39.41	$37.80 - $39.90
2019 and later	1,149,106	$ 15.79	$5.70 - $20.00
	1,159,554	$ 16.23	$5.70 - $102.90
As the share price as of December 31, 2014 was $1.53, the aggregate intrinsic value for options outstanding and exercisable was immaterial.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions:
	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	2.17%	1.3%	N/A
Volatility	78.41%	85.25%	N/A
Expected dividend yield	0%	0%	N/A
Expected life	5.5 years	5.5 years	N/A
Estimated forfeiture rate	0%	0%	N/A
The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the years ended December 31, 2014 and 2013, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.
With respect to grants of options, the risk-free rate of interest is based on the U.S. zero-coupon US Government bond rates appropriate for the expected term of the grant or award.
On December 10, 2014, the Company issued 290,000 restricted stock units to a number of employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company's right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the fair value of the Company's common stock units on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $435. On November 7, 2014, the Company also issued 390,000 restricted stock units to two executive employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company's right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the quoted market value of the Company's common stock on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $1,217.
On May 12, 2014, the Company granted 141,337 restricted stock units to three LCA employees as part of their respective employment agreements related to the acquisition. These restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company's right of repurchase, over a three-year period. The Company determined the fair value of the awards to be the quoted market value of the Company's common stock on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $1,936. The Company also granted an aggregate of 109,000 options to purchase common stock to a number of employees with a strike price of $13.70, which was higher than the quoted market value of our stock at the date of grants. The options vest over four years and expire ten years from the date of grant. The aggregate fair value of these options granted was $975.
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
Total stock-based compensation expense was as $4,936, $4,985 and $6,197 for the years ended December 31, 2014, 2013 and 2012.
At December 31, 2014, there was $7,644 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 3.14 years.
Common Stock Warrants
As a result of the cash raise on December 12, 2014, the Company issued separately detachable warrants to the shareholders participating in the raise at 0.50 per share acquired. The warrants have the following principal terms: (i) a warrant exercise price of $2.25 per share of common stock, (ii) an exercise period of December 12, 2015 through December 12, 2017. The underlying warrants were registered via registration statement.
Following the closing of the reverse merger, the Company had warrants outstanding, a majority of which were issued in conjunction with the reverse merger on December 13, 2011. As a result of the reverse merger, Pre-merged PhotoMedex shareholders were issued warrants at a ratio of 0.305836 per each outstanding share held or a total of 1,026,435 warrants. The warrants have the following principal terms: (i) a warrant exercise price of $20 per share of common stock, (ii) an exercise period of five years, and (iii) the right of the Company to notify the holders of the warrants of an earlier expiration of the warrants, at any time following such time as the Company's common stock will have had a closing trading price in excess of $30 per share for a period of 20 consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is 20 trading days following the delivery of such notification by the Company.

A summary of warrant transactions for the years ended December 31, 2014, 2013 and 2012 follows:
	Number of Warrants	Weighted Average Exercise Price
Outstanding at January 1, 2012	1,067,240	$ 19.98
Issued	25,000	20.00
Exercised	(17,756)	7.50
Expired/cancelled	(11,216)	47.04
Outstanding at December 31, 2012	1,063,268	19.91
Issued	-	-
Exercised	-	-
Expired/cancelled	(4,589)	18.48
Outstanding at December 31, 2013	1,058,679	19.91
Issued	322,500	2.25
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2014	1,381,179	$ 15.79
At December 31, 2014, all outstanding warrants were exercisable. As the share price as of December 31, 2014 was $1.53, the aggregate intrinsic value for warrants outstanding and exercisable was immaterial.
If not previously exercised, the outstanding warrants will expire as follows:
Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2015	32,250	$ 17.19
2016	1,026,429	20.00
2017	322,500	2.25
	1,381,179	$15.79
As all of the then outstanding warrants were fully vested at the date of the consummation of the reverse merger, the fair value of the warrants at that date was included as part of the calculation of the consideration transferred, as the consideration was determined based on the equity interests Radiancy would have had to issue to the stockholders of Pre-merged PhotoMedex to provide them the same equity interests in the combined company.

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
For the years ended December 31, 2014, 2013, and 2012, the following table summarizes the components of income before income taxes from continuing operations and the provision for income taxes:
	Year Ended December 31,
	2014	2013	2012
Income (loss) before income tax:
U.S.	$(25,398)	$7,700	$3,152
Israel	1,780	14,279	20,410
Other Foreign	(1,813)	768	3,365
Income (loss) before income taxes	$(25,431)	$22,747	$26,927

Income tax expense (benefit):
United States - Federal tax:
Current	$(1,030)	$(1,253)	$2,752
Deferred	34,117	1,795	(1,572)

United States - State tax:
Current	195	180	315
Deferred:	245	850	(2,074)

Israel:
Current	1,431	2,781	4,034
Deferred	(190)	(237)	(50)

Other foreign:
Current	81	54	1371
Deferred:	1,463	200	(338)

Income tax expense	$36,312	$4,370	$4,438

For the years ended December 31, 2014, 2013 and 2012, the following table reconciles the federal statutory income tax rate to the effective income tax rate:
	Year Ended December 31,
	2014	2013	2012
Federal Tax rate	34%	34%	34%

Federal tax expense (benefit) at 34%	$(9,349)	$7,733	$9,157
State and local income tax, net of Federal benefit	373	958	286
Foreign rate differential	(483)	(2,404)	(3,962)
Increase in taxes from permanent differences in stock-based compensation	330	420	618
US taxation of foreign earnings – Subpart F	11,571	357	403
Increase (decrease) in uncertain tax positions	-	269	(2,325)
Return to provision and other adjustments	301	(1,963)	-
Impact of tax rate change on deferred taxes	724	(942)	-
Foreign tax credits	(7,041)	(341)	-
Tax on foreign exchange	1,578	-	-
Tax on undistributed earnings	3,333	-	-
Change in valuation allowance	34,695	116	-
Other, net	280	167	261

Income tax expense	$36,312	$4,370	$4,438
As of December 31, 2014, the Company had approximately $48 million of Federal net operating loss carryforwards in the United States. Other tax attributes in the United States and their approximate amounts include: State NOLs - $3.2 million; foreign tax credits -$7.1 million; and, AMT tax credits – $0.1 million. A 100% valuation allowance has been recorded against these tax attributes and the net deferred tax assets of the U.S. group of companies. The net deferred tax assets – liabilities of the U.S. companies is reduced to zero (0). Based on current operating conditions and the availability of projected future sources of taxable income, the Company determined that it was not more likely than not that the net deferred tax assets of the U.S. companies would be realized in the future. The State NOLs expire generally from 2017 to 2034.
After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $11 million of net operating loss carryforwards in the U.K. A valuation allowance of approximately $7 million has been applied against these losses. Additionally, NOLs have been recorded in Brazil, Colombia, India, and Korea. The Brazilian NOL is approximately $1.7 million. The individual NOLs of the other companies are less than $0. 1 million. All these NOLs have a 100% valuation allowance recorded.

The following table summarizes the components of deferred income tax assets and (liabilities):
	December 31,
	2014	2013

Loss carryforwards	$39,217	$21,092
AMT credits	112	112
Foreign tax credits	7,066	-
Accrued employment expenses	1,785	1,256
Amortization and write-offs	9,480	8,883
Capitalized R&D costs	2,663	2,933
Deferred revenues	-	84
Depreciation	2,022	4,360
Doubtful accounts	4,177	3,499
Inventory reserves	1,030	822
Tax on undistributed earnings	(3,333)	-
Other accruals and reserves	324	228
Return allowances	2,787	5,660
Translation adjustments	(44)	61

Gross deferred tax asset	67,286	48,990

Less: valuation allowance	(65,957)	(11,910)

Net deferred tax asset	$1,329	$37,080

Among current assets	$762	$13,041
Among other non-current assets	567	24,039
PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2011 through 2013 and is also generally subject to various State income tax examinations for calendar years 2006 through 2013. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2013.
The Israeli subsidiary is entitled to reduced tax rates regarding income that is subject to tax pursuant to the "approved enterprise" until end of year 2012 and "preferred enterprise" from year 2013. Other income is subject to the regular corporate income tax rate. For the year 2014 all income is Israel was taxed at the regular corporate income tax rate.
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
The entitlement to the above benefits is contingent upon fulfillment of the conditions stipulated by the law, the regulations published thereunder (and the letters of approval for the specific investments in the approved enterprise) in the preferred enterprise. Management of the Israeli subsidiary believes that as of December 31, 2014 the subsidiary was in compliance with the above-mentioned conditions.

Change in U.K. rates.  In addition, effective for tax periods beginning on April 1, 2013, the United Kingdom tax rate was reduced from 24% to 23%. A reduction from 23% to 21% was effective on April 1, 2014. A further enacted decrease in the tax rate to 21% and 20% will take effect on April 1, 2015. These changes in rate will affect the tax provision with regard to the tax attributes of Photo Therapeutics Limited, the United Kingdom subsidiary.
Unrecognized Tax Benefits. The Company is subject to income taxation in the U.S., Israel, the U.K., Brazil, Colombia, Hong Kong, India and The Republic of Korea. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation could take years to complete. It is difficult predict the timing of resolution for tax positions since such timing is not entirely within the control of the Company. It is reasonably possible that the total amount of unrecognized tax benefits could both increase and decrease in the next 12 months, with no material impact on earnings.
The Company and its subsidiaries file income tax returns in all of the countries listed above.
In 2012, Management conducted an analysis of the facts and law surrounding the then existing income tax uncertainties, and found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks,
Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2012	$2,700
Additions / Settlements during 2012	(2,325)
Balance December 31, 2012	375
Additions/ Settlements due 2013	269
Balance at December 31, 2013	644
Additions / Settlements due 2014	-
Balance at December 31, 2014	$644
Note 14
Significant Customer Concentration:
No single customer accounted for more than 10% of total company revenues for the years ended December 31, 2014, 2013 and 2012.
Note 15
Business Segment and Geographic Data:
Effective December 13, 2011, the Company reorganized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. For a period during 2014 the Company had a fourth operating segment, Clinics segment. This represented our LCA business which is classified as discontinued operations as of December 31, 2014. See also Note 2, Discontinued Operations.

Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net is also not allocated to the operating segments. Unallocated assets include cash and cash equivalents, prepaid expenses and deposits.
The following tables reflect results of operations from our business segments for the periods indicated below:
Year ended December 31, 2014
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$120,931	$34,240	$8,370	$163,541
Costs of revenues	20,307	12,718	5,594	38,619
Gross profit	100,624	21,522	2,776	124,922
Gross profit %	83.2%	62.9%	33.2%	76.4%

Allocated operating expenses:
Engineering and product development	1,105	1,177	804	3,086
Selling and marketing expenses	89,637	16,347	1,185	107,169

Unallocated operating expenses	-	-	-	35,711
	90,742	17,524	1,989	145,966
Income (loss) from continuing operations	9,882	3,998	787	(21,044)

Interest and other financing expense, net	-	-	-	(4,387)

Income (loss) from continuing operations before taxes	$9,882	$3,998	$787	$(25,431)

Year ended December 31, 2013
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$188,259	$28,548	$7,857	$224,664
Costs of revenues	26,794	13,022	5,219	45,035
Gross profit	161,465	15,526	2,638	179,629
Gross profit %	85.8%	54.4%	33.6%	80.0%

Allocated operating expenses:
Engineering and product development	1,100	1,371	835	3,306
Selling and marketing expenses	112,898	12,681	1,949	127,528

Unallocated operating expenses	-	-	-	26,750
	113,998	14,052	2,784	157,584
Income (loss) from operations	47,467	1,474	(146)	22,045

Interest and other financing income, net	-	-	-	702

Net income (loss) before taxes	$47,467	$1,474	$(146)	$22,747

Year ended December 31, 2012
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$188,425	$21,284	$10,942	$220,651
Costs of revenues	28,965	11,512	6,165	46,642
Gross profit	159,460	9,772	4,777	174,009
Gross profit %	84.6%	45.9%	43.7%	78.9%

Allocated operating expenses:
Engineering and product development	876	1,201	837	2,914
Selling and marketing expenses	102,736	10,203	3,548	116,487

Unallocated operating expenses	-	-	-	27,330
	103,612	11,404	4,385	146,731
Income (loss) from operations	55,848	(1,632)	392	27,278

Interest and other financing expense, net	-	-	-	(351)

Net income (loss) before taxes	$55,848	$(1,632)	$392	$26,927

For the years ended December 31, 2014, 2013 and 2012, net revenues by geographic area (determined by ship to locations) were as follows:
	Year Ended December 31,
	2014	2013	2012
North America [1]	$123,161	$174,850	$163,973
Asia Pacific [2]	9,870	19,081	28,031
Europe (including Israel)	29,227	27,849	25,521
South America	1,283	2,884	3,126
	$163,541	$224,664	$220,651

[1] United States	$109,203	$149,713	$135,950
[1] Canada	$13,953	$25,137	$28,023
[2] Japan	$1,750	$12,226	$21,134
For the years ended December 31, 2014, 2013 and 2012, long-lived assets by geographic area were as follows:
	Year Ended December 31,
	2014	2013	2012
North America	$12,385	$9,119	$5,772
Asia Pacific	286	-	-
Europe (including Israel)	1,127	1,370	987
South America	4	-	-
	$13,802	$10,489	$6,759

Note 16
Quarterly Financial Data (Unaudited):
	For the Quarter Ended
2014	Mar. 31	Jun. 30*	Sep. 30*	Dec. 31
Revenues	$50,075	$38,977	$35,611	$38,878
Gross profit	39,730	30,208	26,896	28,088
Net loss	(345)	(7,480)	(14,943)	(98,726)
Net loss per share:
Basic	$(0.02)	$(0.40)	$(0.80)	$(5.20)
Diluted	$(0.02)	$(0.40)	$(0.80)	$(5.20)
Shares used in computing net loss per share:
Basic	18,719,419	18,723,484	18,724,419	19,041,451
Diluted	18,719,419	18,723,484	18,724,419	19,041,451

2013	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$57,216	$58,065	$45,893	$63,490
Gross profit	45,350	46,675	36,827	50,777
Net income	7,212	7,094	886	3,185
Net income per share:
Basic	$0.35	$0.34	$0.04	$0.16
Diluted	$0.34	$0.34	$0.04	$0.16
Shares used in computing net income per share:
Basic	20,678,023	20,573,048	19,982,967	19,400,341
Diluted	21,147,583	21,033,349	20,441,262	19,602,611

2012	Mar. 31	Jun. 30	Sep. 30	Dec. 31
Revenues	$50,273	$58,906	$56,681	$54,791
Gross profit	39,039	46,551	45,400	43,019
Net income	4,857	4,213	7,525	5,894
Net income per share:
Basic	$0.26	$0.20	$0.35	$0.28
Diluted	$0.26	$0.20	$0.35	$0.27
Shares used in computing net income per share:
Basic	18,339,977	20,547,244	21,205,675	20,947,985
Diluted	18,876,163	21,034,814	21,752,845	21,356,819

*The information has been retroactively adjusted to account for the LCA business which is classified as held for sale as of December 31, 2014, as a discontinued operations.

Note 17
Valuation and Qualifying Accounts:
		Additions Charged to
Description	Balance at Beginning of Period	Cost and Expenses	Other Accounts	Deductions (1)	Balance at End of Period
For The Year Ended December 31, 2014:
Allowance for Doubtful Accounts	$10,734	$7,661	$-	$(4,836)	$13,559
Allowance for Sales Returns	$16,046	$35,771	$-	$(44,166)	$7,651
For The Year Ended December 31, 2013:
Allowance for Doubtful Accounts	$6,917	$5,958	$-	$(2,141)	$10,734
Allowance for Sales Returns	$11,901	$47,916	$-	$(43,771)	$16,046
For The Year Ended December 31, 2012:
Allowance for Doubtful Accounts	$3,196	$4,629	$-	$(908)	$6,917
Allowance for Sales Returns	$6,143	$43,284	$-	$(37,526)	$11,901

(1)	Represents write-offs of specific accounts receivable or actual returns, as applicable.
Note 18
Subsequent Events:
Effective January 31, 2015, the Company and its subsidiary LCA-Vision Inc. ("LCA") entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vision Acquisition, LLC ("Vision"), under which Vision acquired LCA and its subsidiaries from the Company for a total purchase price of $40 million in cash (the "Purchase Price"). After giving effect to working capital and indebtedness adjustments and the payment of professional fees, the Company realized net proceeds of approximately $36.5 million from this sale, of which $2 million was placed in escrow. The Company had originally purchased LCA in a stock-for- cash transaction which closed on May 12, 2014. Pursuant to the Termination of Joinder, dated as of January 31, 2015, LCA has been released from all of its obligations, including its guarantee and collateral obligations, in connection with the Company's Credit Agreement, dated as of May 12, 2014 (as amended, restated, supplemented or otherwise modified from time to time, the "Credit Agreement"), by and between the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association, each as Co-Syndication Agents, J.P. Morgan Securities LLC, as Lead Arranger and Bookrunner, and the other Lenders party thereto. The Company has used the proceeds from this transaction to pay down portions of its outstanding revolving line of credit and term loan under the Credit Agreement.
The Purchase Price was subject to working capital and indebtedness adjustments at closing, in the amount of approximately $2.1 million. The closing working capital adjustment was based upon the difference between the target net working capital and an estimated computation of LCA's net working capital as of December 31, 2014. There will also be post-closing working capital and indebtedness adjustments. Pursuant to the post-closing working capital adjustment, the purchase price paid to the Company at closing will be adjusted up or down by an amount equal to the difference between LCA's net working capital as of December 31, 2014 and LCA's net working capital as of January 31, 2015, subject to a $250,000 collar (if applicable).

The Stock Purchase Agreement contains customary representations, warranties and covenants by each of the Company, LCA and Vision, as well customary indemnification provisions among the parties.
The parties entered into several ancillary agreements as part of this transaction.
Under a Contingency Escrow Agreement among the parties, $2 million of the Purchase Price (the "Escrow Amount") has been placed into an escrow account held by Fifth Third Bank, Cincinnati, Ohio, as Escrow Agent. Under the terms of the Stock Purchase Agreement, LCA and the Company must obtain consents to the transaction from certain of LCA's vendors; a designated portion of the Escrow Amount will be released to the Company upon the receipt of each consent. If a consent is not obtained, a designated portion of the Escrow Amount may be released to Vision.
The parties have also entered into an XTRAC Exclusivity Agreement, under which LCA has granted to the Company sole and exclusive rights to provide certain excimer light source products, systems and equipment to LCA's Lasik Plus centers for the next seven years.  The terms of each placement, if any, will be determined on a center-by-center basis.
Finally, the Company and LCA have entered into a Transition Services Agreement, under which LCA will continue to provide certain accounting, human resources and call center services to the Company for an initial period of 60 days. During that period, the Company will arrange to transition those services back to the Company's own personnel and offices.
On March 10, 2015, each of the two executives, Dr. Dolev Rafaeli and Mr. Dennis McGrath, entered into Amended and Restated Employment Agreements (the "Amended Agreements") with the Company which supersede their respective Amended and Restated Employment Agreements previously entered into on August 5, 2014.
The March 2015 Amended Agreements were required by certain provisions contained in the Second Amended and Restated Forbearance Agreement between the Company and its Lenders. Under the Amended Agreements, all cash bonuses to Dr. Rafaeli and Mr. McGrath will be deferred until the Company's repayment of the outstanding Facilities under the Credit Agreement in accordance with the provisions of the Forbearance Agreement.
Under the cash bonus provisions of the Amended Agreements (and subject to the deferral described in the preceding praagraph), Dr. Rafaeli will receive quarterly cash bonuses equal to the greater of $300,000 per calendar quarter and 1% of the Company's U.S. GAAP sales per calendar quarter in excess of targets set by the Compensation Committee, and Mr. McGrath will receive an annual cash bonus of not less than $316,000 per year. All or a portion of such bonuses may be paid in shares of Company stock to the extent mutually agreed by the Board and the executive.
The Amended Agreements also clarify the executives' rights to resign due to "Good Reason" in the event of a breach of the Amended Agreements by the Company or for any reason during the 30-day period immediately following a Change of Control of the Company and to payment of deferred bonuses in connection with the termination of their employment.