Form 10-Q
period 2015-05-11
PHOTOMEDEX INC
filed 2015-05-11
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 11, 2015 was 22,076,718 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements
PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$6,199	$10,605
Short term bank deposit	-	87
Accounts receivable, net of allowance for doubtful accounts of $13,846 and $13,559, respectively	15,717	21,977
Inventories, net	19,863	19,380
Deferred tax asset, net	750	762
Prepaid expenses and other current assets	8,234	8,347
Assets held for sale, net	-	70,855
Total current assets	50,763	132,013

Property and equipment, net	14,547	13,802
Patents and licensed technologies, net	8,253	8,811
Other intangible assets, net	7,936	8,337
Goodwill, net	23,404	24,048
Deferred tax asset, net	587	567
Other assets, net	178	185
Total assets	$105,668	$187,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$801	$704
Current portion of long term debt	3,000	38,732
Accounts payable	12,339	12,419
Accrued compensation and related expenses	2,811	2,622
Other accrued liabilities	10,371	13,022
Current portion of deferred revenues	3,998	4,480
Liabilities held for sale	-	34,497
Total current liabilities	33,320	106,476

Long-term liabilities:
Notes payable, net of current maturities	11	25
Long term debt, net of current maturities	37,018	37,768
Deferred revenues, net of current portion	876	1,127
Other liabilities	148	102
Total liabilities	71,373	145,498

Commitment and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 22,076,718 and 20,376,245 shares issued and outstanding, respectively	221	204
Additional paid-in capital	113,627	110,391
Accumulated deficit	(77,830)	(67,817)
Accumulated other comprehensive loss	(1,723)	(513)
Total stockholders' equity	34,295	42,265
Total liabilities and stockholders' equity	$105,668	$187,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Product sales	$22,773	$45,665
Services	5,376	4,410
	28,149	50,075
Cost of revenues:
Product sales	5,944	8,608
Services	1,978	1,737
	7,922	10,345

Gross profit	20,227	39,730

Operating expenses:
Engineering and product development	755	795
Selling and marketing	20,132	31,625
General and administrative	4,729	7,587
	25,616	40,007
Loss from continuing operations before interest and other financing expense, net	(5,389)	(277)

Interest and other financing expense, net	(2,551)	(147)
Loss from continuing operations before income taxes	(7,940)	(424)

Income tax (expense) benefit	(365)	79

Loss from continuing operations	(8,305)	(345)

Discontinued operations:
Loss from discontinued operations, net of taxes	(1,667)	-
Loss on sale of discontinued operations	(41)	-

Net loss	$(10,013)	$(345)

Basic net loss per share:
Continuing operations	$(0.42)	$(0.02)
Discontinued operations	(0.09)	0.00
	$(0.51)	$(0.02)
Diluted net loss per share:
Continuing operations	$(0.42)	$(0.02)
Discontinued operations	(0.09)	0.00
	$(0.51)	$0.02
Shares used in computing net loss per share:
Basic	19,794,210	18,719,419
Diluted	19,794,210	18,719,419

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(1,210)	$337

Comprehensive loss	$(11,223)	$(8)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2015	20,376,245	$204	$110,391	$(67,817)	$(513)	$42,265
Stock-based compensation related to stock options and restricted stock, including accelerated vesting for discontinued operations	1,700,473	17	3,320	-	-	3,337
Registration costs	-	-	(84)	-	-	(84)
Other comprehensive loss	-	-	-	-	(1,210)	(1,210)
Net loss for the three months ended March 31, 2015		-	-	(10,013)	-	(10,013)
BALANCE, MARCH 31, 2015	22,076,718	$221	$113,627	$(77,830)	$(1,723)	$34,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(10,013)	$(345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,865	1,636
Provision for doubtful accounts	406	813
Deferred income taxes	(47)	857
Stock-based compensation	974	1,262
Gain disposal of property and equipment	-	(10)
Financing expense	1,481	-
Changes in operating assets and liabilities:
Accounts receivable	5,687	4,367
Inventories	(624)	571
Prepaid expenses and other assets	330	(280)
Accounts payable	(1,487)	(5,837)
Accrued compensation and related expenses	200	(641)
Other accrued liabilities (see Note 9)	(2,518)	(6,383)
Other liabilities	1	42
Deferred revenues	(712)	(538)
Net cash used in operating activities – continuing operations	(4,457)	(4,486)
Net cash provided by operating activities – discontinued operations	541	-
Net cash used in operating activities	(3,916)	(4,486)

Cash Flows From Investing Activities:
Purchases of property and equipment	(31)	(85)
Lasers placed into service	(1,758)	(1,717)
Proceeds from (investments in) short-term deposit	87	(4,235)
Proceeds on sale of property and equipment	-	20
Acquisition, net of cash received	-	(42)
Net cash used in investing activities – continuing operations	(1,702)	(6,059)
Net cash provided by investing activities – discontinued operations	38,245	-
Net cash provided by (used in) investing activities	36,543	(6,059)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Three Months Ended March 31,
	2015	2014

Cash Flows From Financing Activities:
Registration costs	(84)	-
Repayment of debt	(36,478)	-
Payments on notes payable	(189)	(224)
Repayment of short-term debt	-	(5,000)
Net cash used in financing activities – continuing operations	(36,751)	(5,224)
Net cash used in financing activities – discontinued operations	(66)	-
Net cash used in financing activities	(36,817)	(5,224)

Effect of exchange rate changes on cash	(216)	105
Net decrease in cash and cash equivalents	(4,406)	(15,664)
Cash and cash equivalents, beginning of period	10,605	45,388

Cash and cash equivalents, end of period	$6,199	$29,724

Supplemental information:

Cash paid for income taxes	$97	$405
Cash paid for interest	$1,182	$47

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
On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"), which was a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its Lasik Plus® vision centers. Through this acquisition, the Company intended to add an additional operating segment to its organization. The Company planned to begin to directly market certain of its existing products from these centers. The results of operations of LCA-Vision have been included from May 13, 2014 through January 31, 2015 into the Company's consolidated financial statements as a discontinued operation. (See Note 3, Acquisition of LCA-Vision Inc.).
On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $37.7 million, substantially all of which were used to repay indebtedness. The LCA-Vision assets and liabilities were considered to be held for sale as of December 31, 2014. For the statement of operations, for the three months ended March 31, 2015, the activity related to LCA's operations through the date of disposition, and any gains or losses therefrom, are captured as discontinued operations. (See Note 2, Discontinued Operations.)
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
Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement dated May 12, 2014, and with Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if any new event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.
Under the provisions of the Second Amended Forbearance Agreement, the Company will not have to comply with certain financial covenants contained in the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, the Company has to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The Company has met the EBITDA target as of March 31, 2015.

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
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders. As of March 31, 2015, the Company is in compliance with these covenants.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Basis of Presentation:
Accounting Principles
The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 ("fiscal 2014"). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company's financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.
The results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.
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
Operations of a disposal group are reported as discontinued operations if the disposal group is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. See below regarding change to the criteria for reporting discontinued operations.
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
At December 31, 2014, held for sale assets and liabilities consisted of the LCA operating segment, and its results of operations were presented as discontinued operations in the consolidated statement of operations in the periods ended December 31, 2014 and March 31, 2015 (see also Note 2 Discontinued Operations).

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Functional Currency
The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar ("$" or "dollars"). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP), Brazilian Real (BRL), Hong Kong Dollar (HKD), Columbian Peso (COP), South Korean Won (KRW) and Indian Rupee (INR). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.
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
The fair value of cash and cash equivalents and short term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable and long term debt which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

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
In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets, including goodwill. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.
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
Such derivatives were not designated as hedging instruments, and accordingly they were recognized in the balance sheet at their fair value, with changes in the fair value carried to the Statement of Comprehensive Income (Loss) and included in interest and other financing expenses, net.
At March 31, 2015, the balance of such derivative instruments amounted to approximately $468 in assets and approximately $206 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the quarter ended that date.
The nominal amounts of foreign currency derivatives as of March 31, 2015 consist of forward transactions for the exchange of $7,200 into NIS as of March 31, 2015.
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. In the case of domestic sales of XTRAC lasers, however, the Company has offered longer warranty periods, ranging from three to four years, in order to meet competition or meet customer demands. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the three months ended March 31, 2015 and 2014 is summarized as follows:
	March 31,
	2015	2014
	(unaudited)	(unaudited)
Accrual at beginning of year	$761	$1,151
Additions charged to warranty expense	271	256
Expiring warranties	(102)	(69)
Claims satisfied	(116)	(247)
Total	814	1,091
Less: current portion	(673)	(1,021)
Accrued extended warranty	$141	$70
For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:
	For the Three Months Ended March 31,
	2014	2014
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	19,794,210	18,719,419
Dilutive effect of stock options and warrants	-	-
Diluted number of common and common stock equivalent shares outstanding	19,794,210	18,719,419
Diluted earnings per share for the three months ended March 31, 2015, exclude the impact of common stock options and warrants, totaling 3,563,503 shares, as the effect of their inclusion would be anti-dilutive, due to the net loss for the period. Diluted earnings per share for the three months ended March 31, 2014, excluded the impact of common stock options and warrants, totaling 2,444,016 shares, as the effect of their inclusion would be anti-dilutive, due to the net loss for the period.
Adoption of New Accounting Standards
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
The provisions of ASU 2014-08 were required to be applied in a prospective manner to disposals or classifications as held for sale components of an entity that occur with annual periods beginning on or after December 15, 2014 and interim periods within those years.
The company applied the provisions of ASU 2014-08 in the first quarter of 2015.
The adoption of ASU 2014-08 did not have a material impact on the Company's consolidated results of operations and financial condition and also did not affect disposals or classifications as held for sale, of components (such as the sale of LCA) that occurred before the provisions of ASU 2014-08 became effective.
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
Note 2
Discontinued Operations:
LCA, acquired by the Company on May 12, 2104, is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA's revenues are derived from the delivery of laser vision correction procedures performed in the vision centers. After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, had reached a formal decision during December 2014 to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale in accordance and discontinued operations with ASC Topic 360. On February 2, 2015, the Company closed on sale transaction of 100% of the shares of LCA for $40 million in cash. Excluding estimated working capital adjustments and direct expenses (professional fees to third parties), the Company realized net proceeds of approximately $37.7 million which amount is considered as the fair value less cost to sell of LCA. The sale was effective January 31, 2015. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.
The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to LCA were presented as assets held for sale and as liabilities held for sale respectively. The Company recognized an estimated loss of $44,598 on the sale of the discontinued operations in the year ended December 31, 2014, which included a decrease in the implied fair value of goodwill, related to LCA, of $43,091. The remaining loss of $1,507 represents the difference between the adjusted net purchase price and the carrying value of the disposal group. The impairment amount is categorized as level 3 measurements. For the three months ended March 31, 2015, the Company recorded an adjustment of $41 on the sale of the discontinued operations of LCA.
Revenues from LCA, reported as discontinued operations, for the three months ended March 31, 2015 was $9,158. Loss from LCA, reported as discontinued operations, for the three months ended March 31, 2015 was $1,667, which includes stock compensation of $2,363 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of LCA.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following is a summary of assets and liabilities held for sale in the condensed consolidated balance sheet as of December 31, 2014:
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
All such assets were disposed of, and the liabilities extinguished upon closing of the sale transaction in February 2015.
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
The purchase price exceeded the fair value of the net assets acquired by $49,582, which was recorded as goodwill. LCA was recognized at that time as a new reportable segment and the entire goodwill was allocated to the activities of LCA.
On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $37.7 million.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 4
Inventories:
	March 31, 2015	December 31, 2014
	(unaudited)
Raw materials and work in progress	$7,699	$7,483
Finished goods	12,164	11,897
Total inventories	$19,863	$19,380
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 5
Property and Equipment:
	March 31, 2015	December 31, 2014
	(unaudited)
Lasers-in-service	$20,725	$18,974
Equipment, computer hardware and software	4,902	4,870
Furniture and fixtures	764	767
Leasehold improvements	477	481
	26,868	25,092
Accumulated depreciation and amortization	(12,321)	(11,290)
Property and equipment, net	$14,547	$13,802
Depreciation and related amortization expense was $1,052 and $824 for the three months ended March 31, 2015 and 2014, respectively.
Note 6
Patents and Licensed Technologies, net:
	March 31, 2015	December 31, 2014
	(unaudited)
Gross Amount beginning of period	$15,626	$15,648
Additions	29	168
Translation differences	(139)	(190)
Gross Amount end of period	15,516	15,626

Accumulated amortization	(7,263)	(6,815)

Patents and licensed technologies, net	$8,253	$8,811
Related amortization expense was $513 and $512 for the three months ended March 31, 2015 and 2014, respectively.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Last nine months of 2015	$1,544
2016	2,021
2017	885
2018	908
2019	894
Thereafter	2,001
Total	$8,253

Note 7
Goodwill and Other Intangible Assets:
As part of the purchase price allocation for the reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc., a private company, includes, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post-merger and now having access to capital markets and stockholder liquidity.

Balance at January 1, 2015	$24,048
Translation differences	(644)
Balance at March 31, 2015	$23,404

The Company has no accumulated impairment losses of goodwill related to the continuing operations as of March 31, 2015. See Note 2 regarding impairment of goodwill allocated to the discontinued operations.

Set forth below is a detailed listing of other definite-lived intangible assets:
	March 31, 2015			December 31, 2014
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$5,692	$6,289	$11,981	$5,772	$6,417	$12,189
Translation differences	(57)	(94)	(151)	(80)	(128)	(208)
Gross Amount end of period	5,635	6,195	11,830	5,692	6,289	11,981

Accumulated amortization	(1,855)	(2,039)	(3,894)	(1,731)	(1,913)	(3,644)

Net Book Value	$3,780	$4,156	$7,936	$3,961	$4,376	$8,337
Related amortization expense was $300 for each of the periods ended March 31, 2015 and 2014. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products (e.g. "XTRAC", "Neova" "Omnilux" and "Lumiere").
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
Last nine months of 2015	$900
2016	1,200
2017	1,200
2018	1,200
2019	1,200
Thereafter	2,236
Total	$7,936

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8
Accrued Compensation and related expenses:
	March 31, 2015	December 31, 2014
	(unaudited)
Accrued payroll and related taxes	$620	$513
Accrued vacation	410	211
Accrued commissions and bonuses	1,781	1,898
Total accrued compensation and related expense	$2,811	$2,622
Note 9
Other Accrued Liabilities:
	March 31, 2015	December 31, 2014
	(unaudited)
Accrued warranty, current, see Note 1	$673	$665
Accrued taxes, net	1,534	1,362
Accrued sales returns (1)	5,941	7,651
Other accrued liabilities	2,223	3,344
Total other accrued liabilities	$10,371	$13,022
(1)	The activity in the accrued sales returns liability account was as follows:
	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Balance at beginning of year	$7,651	$16,046
Additions that reduce net sales	6,519	9,899
Deductions from reserves	(8,229)	(16,172)
Balance at end of period	$5,941	$9,773
Note 10
Long-term Debt:
In the following table is a summary of the Company's long-term debt:
	March 31, 2015	December 31,2014
	(unaudited)
Senior-secured credit facilities	$40,018	$76,500
Less: current portion	(3,000)	(38,732)
Long-term debt	$37,018	$37,768
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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Interest is determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries are guarantors on the facilities. There are financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which the Company was required to maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data. As of December 31, 2014 and March 31, 2015, the Company continued to fail to meet both financial covenants and is in default of the credit facilities
On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the "Initial Forbearance Agreement") on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that are parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.
Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that are parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.
Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders have agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity. For the three months ended March 31, 2015, the Company paid $36,482 of principal payments on the loan.
Under the provisions of the Second Amended Forbearance Agreement, the Company will not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, the Company will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The Company has met the EBITDA target as of March 31, 2015.
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
As consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are payable on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month. However, should the Company complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees are considered earned and are included in the Obligations under the Credit Agreement. The total Forbearance Fees are being expensed on a straight line basis over the term of the Second Amended Forbearance Agreement. For the three months ended March 31, 2015, the Company expensed $1,481 of these forbearance fees.
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
The following table summarizes the future minimum payments that the Company expects to make for long-term debt:
Last nine months of 2015	$2,250
2016	37,768
$40,018

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 11
Income Taxes:
The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.
The difference between the Company's effective tax rates for the three month period ended March 31, 2015 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries' earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 26.5% standard corporation tax rate and in the UK 20%).
During the three months ended March 31, 2015, the Company had no material changes to liabilities for uncertain tax positions. The Company is currently under examination for its 2012 federal return and various states. At this time, the Company does not believe that the results of these examinations will have a material impact on its financial statements.
Note 12
Commitments and contingencies:
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
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion. As of March 31, 2015, discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.
On December 20, 2013, PhotoMedex, Inc. was served with a putative class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit alleges various violations of the Federal securities laws between November 7, 2012 and November 14, 2013.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company's insurance carrier have agreed on a possible settlement. On March 11, 2015, the Court entered an order preliminarily approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive.  The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that will help defray the cost of the proposed settlement, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court.  A hearing has been scheduled at 9:30 a.m., on July 20, 2015 to determine whether to (i) approve the settlement, (ii) dismiss the action with prejudice, and (iii) provide for the payment of plaintiffs' counsel's attorney's fees and expenses, and consider an application for reimbursement of expenses (including lost wages) of the lead plaintiff. The Company has paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff's counsel will be paid by the carrier of the insurance policy.
The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The plaintiffs' who initiated this complaint have agreed to be part of, and be bound by, the possible settlement reached in the United States District Court for the Eastern District of Pennsylvania against the Company and the same two top executives.
There were multiple class-action lawsuits filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The parties have reached a possible settlement in these suits. On March 23, 2015, the Ohio Court entered an order preliminarily approving that proposed settlement. Under the terms of settlement, LCA had published certain additional disclosure statements regarding its acquisition by the Company and its financial statements prior to its shareholder vote on the acquisition, which was held on May 12, 2014. The settlement also provides for the proposed payment of plaintiffs' counsel's fees and expenses with respect to the action. The Company believes that LCA maintains insurance that will help defray the cost of the proposed settlement; the Company will contribute less than $100,000 to the settlement, plus the payment of its legal fees, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court. A hearing has been scheduled at 8:30 a.m., on June 19, 2015 to determine whether to approve the settlement, whether the settlement provided adequate notice to shareholders, thereafter dismiss the action with prejudice, whether the court should enter a complete bar order regarding this matter, and whether to provide for the payment of plaintiffs' counsel's attorney's fees and expenses.
On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company's subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy's President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. A mediation was scheduled in this matter for November 24, 2014, but no settlement was reached. On March 30, 2015, the Court dismissed this action in its entirety for failure to state a claim. The Court specifically dismissed with prejudice the claims pursuant to New York General Business Law §§349-50 and the implied warranty of fitness for a particular purpose; the other counts against Radiancy were dismissed without prejudice. The Court also granted Dr. Rafaeli's motion to dismiss the actions against him for lack of personal jurisdiction over him by the Court. The Court denied the plaintiffs request for jurisdictional discovery with respect to Dr. Rafaeli and plaintiffs request to amend the complaint. Radiancy and its officers intend to continue to vigorously defend themselves against any attempts to continue this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
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
Note 13
Employee Stock Benefit Plans:
Post-Reverse Merger
The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 370,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,912 shares were reserved for outstanding stock options. The directors, who were elected to our Board in connection with the reverse merger, each received a one-time stock award of 5,000 shares of the Company's common stock in January 2012.
In addition, the Company has a 2005 Equity Compensation Plan ("2005 Equity Plan"). The 2005 Equity Plan has authorized 6,000,000 shares, of which 3,071,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 966,526 shares were reserved for outstanding options as of March 31, 2015.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Stock option activity under all of the Company's share-based compensation plans for the three months ended March 31, 2015 was as follows:
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2015	1,159,554	$16.23
Granted	-	-
Exercised	-	-
Cancelled	(180,116)	15.39
Outstanding, March 31, 2015	979,438	$16.38
Options exercisable at March 31, 2015	626,138	$16.23
At March 31, 2015, there was $7,260 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.4 years. The intrinsic value of options outstanding and exercisable at March 31, 2015 was not significant.
The Company calculates expected volatility for share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the three months ended March 31, 2015, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.
The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options. With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.
On February 26, 2015, the Company issued 1,495,000 restricted stock units to a number of employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company's right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the quoted market price of the Company's common stock units on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock units issued was $2,766.
Total stock based compensation expense was $3,337, including $2,363 that is included in discontinued operations, and $1,262 for the three months ended March 31, 2015 and 2014, including amounts relating to consultants.
Note 14
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC procedures performed by dermatologists, the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. For a period during 2014 through January 31, 2015 the Company had a fourth operating segment, Clinics segment. This represented our LCA business which is classified as discontinued operations as of December 31, 2014. See also Note 2, Discontinued Operations.

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
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended March 31, 2015 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$18,129	$7,558	$2,462	$28,149
Costs of revenues	3,497	2,777	1,648	7,922
Gross profit	14,632	4,781	814	20,227
Gross profit %	80.7%	63.3%	33.1%	71.9%

Allocated operating expenses:
Engineering and product development	338	321	96	755
Selling and marketing expenses	14,719	5,191	222	20,132

Unallocated operating expenses	-	-	-	4,729
	15,057	5,512	318	25,616
Income (loss) from continuing operations	(425)	(731)	496	(5,389)

Interest and other financing expense, net	-	-	-	(2,551)

Income (loss) from continuing operations before taxes	$(425)	$(731)	$496	$(7,940)

Three Months Ended March 31, 2014 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$40,870	$7,219	$1,986	$50,075
Costs of revenues	6,250	2,830	1,265	10,345
Gross profit	34,620	4,389	721	39,730
Gross profit %	84.7%	60.8%	36.3%	79.3%

Allocated operating expenses:
Engineering and product development	287	310	198	795
Selling and marketing expenses	27,157	4,011	457	31,625

Unallocated operating expenses	-	-	-	7,587
	27,444	4,321	655	40,007
Income (loss) from operations	7,176	68	66	(277)

Interest and other financing income, net	-	-	-	(147)

Income (loss) before taxes	$7,176	$68	$66	$(424)

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the three months ended March 31, 2015 and 2014, net revenues by geographic area (determined by ship to location) were as follows:
	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
North America [1]	$20,764	$39,972
Asia Pacific [2]	2,371	2,377
Europe (including Israel)	4,899	7,408
South America	115	318
	$28,149	$50,075

[1] United States	$18,678	$34,766
[1] Canada	$2,062	$5,206
[2] Japan	$91	$698
As of March 31, 2015 and December 31, 2014, long-lived assets by geographic area were as follows:
	March 31, 2015	December 31, 2014
	(unaudited)
North America	$13,169	$12,385
Asia Pacific	310	286
Europe (including Israel)	1,065	1,127
South America	3	4
	$14,547	$13,802
The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.
Note 15
Significant Customer Concentration:
No single customer accounted for more than 10% of total company revenues for either of the three months ended March 31, 2015 or 2014.
Note 16
Subsequent Events:
In April 2015, the Company signed an exclusive distribution agreement, by its Radiancy Inc. subsidiary, with Synergy Trading Corporation for certain no!no!™ products in Japan. This agreement includes Radiancy's no!no! 8800 and no!no! PRO. In addition, Synergy will launch two new no!no! models during 2016 and has a right of first refusal to market additional Radiancy consumer products. The agreement runs through December 31, 2016 and is renewable thereafter. Synergy placed an initial stocking order of $1.2 million for immediate shipment.
The Company entered into a Third Amendment to Standard Industrial/commercial Multi-Tenant Lease-Net, effective April 30, 2015, for our manufacturing facility located in Carlsbad, California. The Amendment extends the lease for that facility an additional twenty-four months; the lease now expires on September 30, 2017. Monthly base rent for the facility for the period October 1, 2015-September 30, 2016 is set at $16,227; that monthly base rent increases to $16,714 for the succeeding twelve months. The Base Rent includes a one-time Lessee Improvement Allowance up to $42,000 to perform certain improvements to the facility. The lease also requires the Company to pay its proportionate share of certain expenses, including real property taxes, real property insurance and common area maintenance charges.

ITEM 2.                          Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as "we," "us," "our," "PhotoMedex," or "registrant") and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A "Risk Factors" included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see "Cautionary Note Regarding Forward-Looking Statements" that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.
The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
Our technologies, products and research efforts are directed to addressing a worldwide aesthetic industry. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat psoriasis, vitiligo, acne, and UV damage, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment, skin rejuvenation and lower back pain. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. During 2013 and throughout 2014, we began to benefit from the impact of these marketing methodologies and expertise on our XTRAC® Excimer Laser and NEOVA® topical skin care lines while continuing to realize organic and geographic growth of additional brands.
To execute our strategic initiatives, we rely in part on a.) a skilled sales force to target Physicians and other healthcare professionals; b.) a developed expertize in global consumer marketing; and c.) a business model addressing the full product life cycle representing the ability to develop and commercialize innovative products from concept thru regulatory and physician acceptance, ultimately marketed directly to the consumer as dictated by normal product life cycle evolution.
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
We believe we have opportunity for further expansion given the cumulative number of the no!no! brand products we've sold (more than 5 million) versus the size of the major markets where we have presence and/or substantive marketing initiatives, including:, the United States with approximately 318 million people; Japan with a population of approximately 127 million people; Brazil (pop.187 million); Germany (pop. 81 million); United Kingdom (pop. 64 million); Columbia (pop. 47 million); Canada (pop. 35 million); Australia (pop. 23 million) and Hong Kong (pop. 7 million).
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
Markets
North America. Our consumer distribution segment in North America had sales of approximately $13 million and $33 million for the three months ended March 31, 2015 and 2014, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Nordstrom, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.
International (excluding North America). In the international consumer segment, sales were approximately $5 million and $8 million for the three months ended March 31, 2015 and 2014, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom and Australia with the recent additions of Germany, Brazil, Columbia and Hong Kong.
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
Sales and Marketing
As of March 31, 2015, our sales and marketing personnel consisted of 89 full-time positions.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three business segments for the periods indicated below:
	For the Three Months Ended March 31,
	2015	2014
Consumer	$18,129	$40,870
Physician Recurring	7,558	7,219
Professional	2,462	1,986

Total Revenues	$28,149	$50,075

Consumer Segment
The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:
	For the Three Months Ended March 31,
	2015	2014
Direct-to-consumer	$13,773	$30,787
Distributors	95	627
Retailers and home shopping channels	4,261	9,456

Total Consumer Revenues	$18,129	$40,870
For the three months ended March 31, 2015, consumer products revenues were $18,129 compared to $40,870 in the three months ended March 31, 2014. The decrease of 55.6% during the periods was mainly due to the following reasons:
•
Direct to Consumer. Revenues for the three months ended March 31 2015 were $13,773 compared to $30,787 for the same period in 2014. The decrease of 55% was due to management's decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•
Retailers and Home Shopping Channels. Revenues for the three months ended March 31, 2015 were $4,261 compared to $9,456 for the same period in 2014. The decrease of 55% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States ("US") and the UK. Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•
Distributors Channels. Revenues for the three months ended March 31, 2015 were $95 compared to $627 for the same period in 2014. The decrease in revenues of 85% was due to a delay in orders from Asia Pacific until April 2015.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:
	For the Three Months Ended March 31,
	2015	2014
North America	$13,326	$33,180
International	4,803	7,690

Total Consumer Revenues	$18,129	$40,870

Physician Recurring Segment
The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:
	For the Three Months Ended March 31,
	2014	2014
XTRAC Treatments	$5,376	$4,410
Neova skincare	1,327	1,927
Surgical products	371	397
Other	484	485

Total Physician Recurring Revenues	$7,558	$7,219
XTRAC Treatments
Recognized treatment revenue for the three months ended March 31, 2015 was $5,376, which approximates 77,000 treatments, with prices between $65 to $95 per treatment, compared to recognized treatment revenues for the three months ended March 31, 2014 of $4,410, which approximates 63,000 treatments with prices between $65 to $85 per treatment. Increases in procedures are dependent upon building market acceptance through marketing programs with our physician partners and their patients to show that the XTRAC procedures will be of clinical benefit and will be generally reimbursed by insurers. We have historically employed a direct sales force marketing primarily to dermatologists to create awareness of the XTRAC therapy. Beginning in 2012 we initiated direct to patient XTRAC advertising in the United States targeted at psoriasis and vitiligo patients through testing a variety of media including television and radio. We continue to increase our advertising expenditures in this area to reach the more than 10 million patients in the United States afflicted with these diseases.
We defer substantially all sales of treatment codes ordered by and delivered to the customer within the last two weeks of the period in determining the amount of procedures performed by our physician-customers. Management believes this approach closely approximates the actual amount of unused treatments that existed at the end of a period. For the three months ended March 31, 2015, we deferred net revenues of $169 under this approach compared to deferred net revenues of $81 for the three months ended March 31, 2014.
NEOVA skincare
For the three months ended March 31, 2015, revenues were $1,327 compared to $1,927 for the three months ended March 31, 2014. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.
Surgical products
For the three months ended March 31, 2015 and 2014, revenues were $371 and $397, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.
The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:
	For the Three Months Ended March 31,
	2015	2014
North America	$7,033	$6,389
International	525	830

Total Physicians Recurring Revenues	$7,558	$7,219

Professional Segment
The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:
	For the Three Months Ended March 31,
	2015	2014
Dermatology equipment	$1,648	$1,215
LHE equipment	437	470
Omnilux/Lumiere equipment	239	271
Surgical lasers	138	30

Total Professional Revenues	$2,462	$1,986
Dermatology equipment
For the three months ended March 31, 2015 and 2014, dermatology equipment revenues were $1,648 and $1,215, respectively. There were no domestic XTRAC laser sales for the three months ended March 31, 2015 and 2014. We sell the laser directly to the customer only for certain reasons, including the costs of logistical support and customer preference. Our preference is to consign lasers to customers which will thrive under the per-procedure model. Internationally, we sold forty systems for the three months ended March 31, 2015, fifteen of which were VTRAC systems, a lamp-based alternative UVB light source that has a wholesale sales price that is below our competitors' international dermatology equipment and below our XTRAC laser. Internationally, we sold thirty-three systems for the three months ended March 31, 2014, twenty of which were VTRAC systems.
LHE® brand products
LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.
For the three months ended March 31, 2015 and 2014, LHE® brand products revenues were $437 and $470, respectively.
Omnilux/Lumiere equipment
For the three months ended March 31, 2015 and 2014, Omnilux/Lumiere equipment revenues were $239 and $271, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.
Surgical lasers
Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended March 31, 2015 and 2014, surgical laser revenues were $138, representing five laser systems and $30, representing one laser system, respectively.
The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:
	For the Three Months Ended March 31,
	2015	2014
North America	$415	$393
International	2,047	1,593

Total Professional Revenues	$2,462	$1,986

Cost of Revenues: all segments
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended March 31,
	2015	2014
Consumer	$3,497	$6,250
Physician Recurring	2,777	2,830
Professional	1,648	1,265

Total Cost of Revenues	$7,922	$10,345
Overall, cost of revenues has decreased in the segments due to the related decrease in the consumer revenues.
Gross Profit Analysis
Gross profit decreased to $20,227 for the three months ended March 31, 2015 from $39,730 during the same period in 2014. As a percentage of revenues, the gross margin was 71.9% for the three months ended March 31, 2015 from 79.3% during the same period in 2014.
The following table analyzes changes in our gross margin for the periods presented below:
Company Profit Analysis	For the Three Months Ended March 31,
	2015	2014
Revenues	$28,149	$50,075
Percent decrease	(43.8%)
Cost of revenues	7,922	10,345
Percent decrease	(23.4%)
Gross profit	$20,227	$39,730
Gross margin percentage	71.9%	79.3%
The primary reasons for the changes in gross profit for the three months ended March 31, 2015, compared to the same period in 2014, were due mainly to decreases in direct response revenues as well as home shopping and retailers within the Consumer segment. Offsetting this, the Physician Recurring segment had 5% greater revenues than the prior year period with a greater gross margin percentage driven by greater utilization of our installed base of XTRAC equipment.
The following table analyzes the gross profit for our Consumer segment for the periods presented below:
Consumer Segment	For the Three Months Ended March 31,
	2015	2014
Revenues	$18,129	$40,870
Percent decrease	(55.6%)
Cost of revenues	3,497	6,250
Percent decrease	(44.1%)
Gross profit	$14,632	$34,620
Gross margin percentage	80.7%	84.7%
Gross profit for the three months ended March 31, 2015 decreased by $19,988 from the comparable period in 2014. The key factor for this decrease was the decrease in all channels of consumer revenues.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:
Physician Recurring Segment	For the Three Months Ended March 31,
	2015	2014
Revenues	$7,558	$7,219
Percent increase	4.7%
Cost of revenues	2,777	2,830
Percent decrease	(0.2%)
Gross profit	$4,781	$4,389
Gross margin percentage	63.3%	60.8%
Gross profit for the three months ended March 31, 2015 increased by $392 from the comparable period in 2014. The primary reason for the increased gross margin is the increase in number of XTRAC treatments on the existing installed laser base of equipment. Incremental treatments delivered on existing equipment incur negligible incremental costs.
The following table analyzes the gross profit for our Professional segment for the periods presented below:
Professional Segment	For the Three Months Ended March 31,
	2015	2014
Revenues	$2,462	$1,986
Percent increase	24.0%
Cost of revenues	1,648	1,265
Percent increase	30.3%
Gross profit	$814	$721
Gross margin percentage	33.1%	36.3%
Gross profit for the three months ended March 31, 2015 was consistent with the comparable period in 2014.
Engineering and Product Development
Engineering and product development expenses for the three months ended March 31, 2015 decreased to $755 from $795 for the three months ended March 31, 2014. The majority of this expense relates to the salaries of our worldwide engineering and product development team and is in line with the prior year.
Selling and Marketing Expenses
For the three months ended March 31, 2015, selling and marketing expenses decreased to $20,132 from $31,625 for the three months ended March 31, 2014. The decrease was primarily for the following reasons:
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

•
Overall, Media buying and advertising expenses in the three months ended March 31, 2015 were 38.1% of total revenues compared to 37.4% of total revenues in the three months ended March 31, 2014. There was change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment. Direct to consumer revenues are 48.9% of total revenues for the three months ended March 31, 2015 compared to 61.5% of total revenues for the three months ended March 31, 2014.

General and Administrative Expenses
For the three months ended March 31, 2015, general and administrative expenses decreased to $4,729 from $7,587 for the three months ended March 31, 2014. The decrease was due to the following reasons:
•	In the three months ended March 31, 2015, we have recorded a reduction in expense of $1,616 related to a settlement of an insurance claim.
•	In the three months ended March 31, 2014, we had recorded $979 in costs related to the upcoming acquisition of LCA Vision.
Interest and Other Financing Expense, Net
Net interest and other financing expense for the three months ended March 31, 2015 increased to $2,551 from $147 for the three months ended March 31, 2014. The increase of $2,404 is mainly due to an increase in interest expense of $2,376, which included $1,481 of forbearance fees that were accrued for during the three months ended March 31, 2015. The interest expense was related to the long term debt that was entered into in May 2014. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries' functional currency is the each subsidiaries' respective local currency.
Taxes on Income, Net
For the three months ended March 31, 2015, the net taxes on income amounted to $365 as compared to a benefit of $79 for the three months ended March 31, 2014.
Net Loss
The factors described above resulted in net loss, including discontinued operations, of $10,013 during the three months ended March 31, 2015, as compared to $345 during the three months ended March 31, 2014, a decrease of 2802%.
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
	For the Three Months ended March 31,
	2015	2014	Change

Net loss	$(10,013)	$(345)	$(9,668)

Adjustments:
Depreciation and amortization	1,865	1,636	229
Interest expense, net	2,423	47	2,376
Income tax expense (benefit)	365	(79)	444

EBITDA	(5,360)	1,259	(6,619)

Stock-based compensation expense, including accelerated vesting	3,337	1,262	2,075
Acquisition costs	-	979	(979)
Major litigation	223	775	(552)
Extraordinary items, according to credit facility definition	762	-	762

Non-GAAP adjusted (loss) income	$(1,038)	$4,275	$(5,313)

Liquidity and Capital Resources
At March 31, 2015, our current ratio was 1.52 compared to 1.24 at December 31, 2014. As of March 31, 2015 we had $17,443 of working capital compared to $25,537 as of December 31, 2014. Cash and cash equivalents were $6,199 as of March 31, 2015, as compared to $10,605 as of December 31, 2014. In addition, we had $87 in short term bank deposits as of December 31, 2014.
On May 12, 2014, we entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
Interest was initially determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all our assets. All current and future subsidiaries are guarantors on the facilities. There were financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which we must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data.
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
As of December 31, 2014 and March 31, 2015, we continued to fail to meet both financial covenants and are in default of the credit facilities.
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
Under the provisions of the Second Amended Forbearance Agreement, we will not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, we will have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015. The Company has met the minimum EBITDA target for the quarter ended March 31, 2015.
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

As consideration for the Lender's entry into the Second Amended Forbearance Agreement, we has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which are earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month; for July through September 2015, $1,000,000 each month; for October through December 2015, $1,250,000 each month; and for January through March 2016, $1,500,000 each month. However, should we complete a capital transaction acceptable to the Lenders that reduces the then-outstanding principal balance of the Term Loan to less than $10 million and repays all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period shall be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months.  In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remains due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees are considered earned and are included in the Obligations under the Credit Agreement.  The total Forbearance Fees are being expensed over the period of the Second Amended Forbearance Agreement.
The Second Amended Forbearance Agreement is also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that we provide periodic financial information and information regarding the status of outstanding litigation involving us and our subsidiaries to the Lenders.
On December 12, 2014, we closed on a registered offering in which wet sold an aggregate of 645,000 shares of our common stock at an offering price of $2.19 per share. The sale resulted in net proceeds of approximately $1.4 million.
We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the first quarter of 2016. However, there is no guarantee that we will be able to comply with all of the terms of the Second Amended Forbearance Agreement. To the extent that we fail to comply with the terms of the Second Amended Forbearance Agreement, the Lenders have the right to declare all of the obligations under the Credit Agreement and Facilities due and payable, including principal and interest, and to enforce additional obligations under the Second Amended Forbearance Agreement. Such a result would have a material adverse effect on us and our financial condition.
Net cash and cash equivalents used in operating activities was $3,916 for the three months ended March 31, 2015 compared to $4,486 for the three months ended March 31, 2014. The primary reason for the change was the sale of LCA-Vision during the quarter ended March 31, 2015.
Net cash and cash equivalents provided by investing activities was $36,543 for the three months ended March 31, 2015 compared to cash used in investing activities of $6,059 for the three months ended March 31, 2014. The primary reason for the change was the sale of LCA-Vision during the quarter ended March 31, 2015.
When we retire a laser from service that is no longer useable, we write off the net book value of the laser, which is typically negligible. Over the last few years, such retirements of lasers from service have been immaterial.
Net cash and cash equivalents used by financing activities was $36,817 for the three months ended March 31, 2015 compared to $5,224 for the three months ended March 31, 2014. In the three months ended March 31, 2015, we had payments on credit facilities of $36,478 and $189 for certain notes payable.
Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2014 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At March 31, 2015, we had no off-balance sheet arrangements.
Impact of Inflation
We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements are based on our management's beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expect," "plan," "anticipate," "believe," "estimate," "project," "predict," "intend," "potential" and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2014, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. "Risk Factors." Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk
Foreign Exchange Risk
During the three months ended March 31, 2015, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report on Form 10-K that we filed for the year ended December 31, 2014.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of March 31, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex's dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion. As of March 31, 2015, discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.
On December 20, 2013, PhotoMedex, Inc. was served with a class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The suit alleged various violations of the Federal securities laws between November 7, 2012 and November 14, 2013. A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company's insurance carrier have agreed on a possible settlement. On March 11, 2015, the Court entered an order preliminarily approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive.  The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that will help defray the cost of the proposed settlement, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court. A hearing has been scheduled at 9:30 a.m., on July 20, 2015 to determine whether to (i) approve the settlement, (ii) dismiss the action with prejudice, and (iii) provide for the payment of plaintiffs' counsel's attorney's fees and expenses, and consider an application for reimbursement of expenses (including lost wages) of the lead plaintiff. The Company has paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff's counsel will be paid by the carrier of the insurance policy.
The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The plaintiffs who initiated this complaint have agreed to be part of, and be bound by, the possible settlement reached in the United States District Court for the Eastern District of Pennsylvania against the Company and the same two top executives.

There were multiple class-action lawsuits filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The parties have reached a possible settlement in these suits. On March 23, 2015, the Ohio Court entered an order preliminarily approving that proposed settlement. Under the terms of settlement, LCA had published certain additional disclosure statements regarding its acquisition by the Company and its financial statements prior to its shareholder vote on the acquisition, which was held on May 12, 2014. The settlement also provides for the proposed payment of plaintiffs' counsel's fees and expenses with respect to the action. The Company believes that LCA maintains insurance that will help defray the cost of the proposed settlement; the Company will contribute less than $100,000 to the settlement, plus the payment of its legal fees, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court.  A hearing has been scheduled at 8:30 a.m., on June 19, 2015 to determine whether to approve the settlement, whether the settlement provided adequate notice to shareholders, thereafter dismiss the action with prejudice, whether the court should enter a complete bar order regarding this matter, and whether to provide for the payment of plaintiffs' counsel's attorney's fees and expenses.
On April 25, 2014, a class action lawsuit was filed in the United States District Court for the District of Columbia against the Company's subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy's President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy's no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys' fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. A mediation was scheduled in this matter for November 24, 2014, but no settlement was reached. On March 30, 2015, the Court dismissed this action in its entirety for failure to state a claim. The Court specifically dismissed with prejudice the claims pursuant to New York General Business Law §§349-50 and the implied warranty of fitness for a particular purpose; the other counts against Radiancy were dismissed without prejudice. The Court also granted Dr. Rafaeli's motion to dismiss the actions against him for lack of personal jurisdiction over him by the Court.  The Court denied the plaintiffs request for jurisdictional discovery with respect to Dr. Rafaeli and plaintiffs request to amend the complaint. Radiancy and its officers intend to continue to vigorously defend themselves against any attempts to continue this lawsuit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
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
ITEM 1A. Risk Factors
As of March 31, 2015, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. Unregistered sales of equity securities and use of proceeds
None.
ITEM 3. Defaults upon senior securities.
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.
ITEM 6.  Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
2.3	Stock Purchase Agreement, dated January 31, 2015, by and among PhotoMedex, Inc., LCA-Vision Inc. and Vision Acquisition, LLC (42)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
4.6	Credit Agreement, dated December 27, 2013, between Radiancy, Inc. and JP Morgan Chase Bank, N.A. (35)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)

10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc. and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)

10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)
10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)
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

10.65	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on March 10, 2015. (41)
10.66	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on March 10, 2015. (41)
10.67	Contingency Escrow Agreement, dated January 31, 2015, by and among PhotoMedex, Inc., Vision Acquisition, LLC and Fifth Third Bank (42)
10.68	XTRAC Exclusivity Agreement, dated January 31, 2015, by and between PhotoMedex, Inc. and LCA-Vision Inc. (42)
10.69	Transition Services Agreement, dated January 31, 2015 by and between LCA-Vision Inc. and PhotoMedex, Inc. (42)
10.70	Lease Amendment Agreement, dated April 30, 2015, PhotoMedex, Inc. and FR National Life LLC (43)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.'s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(38)	Filed as part of our Current Report on Form 8-K on August 25, 2014.

(39)	Filed as part of our Current Report on Form 8-K on November 4, 2014.

(40)	Filed as part of our Current Report on Form 8-K on March 3, 2015.

(41)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

(42)	Filed as part of Current Report on Form 8-K on February 5, 2015.

(43)	Filed as part of this Form 10-Q.

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

PHOTOMEDEX, INC.

Date May 11, 2015	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date May 11, 2015	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer