Form 10-Q
period 2015-08-05
PHOTOMEDEX INC
filed 2015-08-10
CIK 711665

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10 - Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of August 7, 2015 was 22,076,718 shares.

PHOTOMEDEX, INC.

PART I – Financial Information
ITEM 1. Financial Statements
PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,619	$10,349
Short term bank deposit	-	87
Restricted cash	750	-
Accounts receivable, net of allowance for doubtful accounts of $13,897 and $13,426, respectively	10,558	17,640
Inventories, net	15,156	17,111
Deferred tax asset, net	770	762
Prepaid expenses and other current assets	4,854	8,079
Current assets held for sale, net	-	77,985
Total current assets	35,707	132,013

Property and equipment, net	1,306	1,412
Patents and licensed technologies, net	3,591	3,953
Other intangible assets, net	5,370	5,762
Goodwill, net	21,076	20,906
Deferred tax asset, net	574	567
Other assets, net	148	144
Long-term assets held for sale	-	23,006
Total assets	$67,772	$187,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$525	$647
Current portion of long term debt	-	38,732
Accounts payable	7,556	10,643
Accrued compensation and related expenses	2,481	2,215
Other accrued liabilities	9,643	12,618
Current portion of deferred revenues	3,021	4,340
Current liabilities held for sale	-	37,223
Total current liabilities	23,226	106,418

Long-term liabilities:
Long-term debt, net of current maturities	-	37,768
Other liabilities	745	1,134
Long-term liabilities held for sale	-	178
Total liabilities	23,971	145,498

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 22,076,718 and 20,376,245 shares issued and outstanding, respectively	221	204
Additional paid-in capital	115,687	110,391
Accumulated deficit	(71,770)	(67,817)
Accumulated other comprehensive loss	(337)	(513)
Total stockholders' equity	43,801	42,265
Total liabilities and stockholders' equity	$67,772	$187,763
The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)
(unaudited)

	For the Three Months Ended June 30,
	2015	2014

Revenues	$19,924	$31,799

Cost of revenues	4,915	5,802

Gross profit	15,009	25,997

Operating expenses:
Engineering and product development	389	467
Selling and marketing	16,161	24,391
General and administrative	4,971	8,981
	21,521	33,839
Loss from continuing operations before interest and other financing expense, net	(6,512)	(7,842)

Interest and other financing income (expense), net	56	(287)
Loss from continuing operations before income taxes	(6,456)	(8,129)

Income tax benefit	3,941	909

Loss from continuing operations	(2,515)	(7,220)

Discontinued operations:
Loss from discontinued operations, net of taxes	(2,058)	(260)
Gain on sale of discontinued operations, net of taxes	10,634	-

Net income (loss)	$6,061	$(7,480)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.12)	$(0.39)
Discontinued operations	0.40	(0.01)
	$0.28	$(0.40)

Shares used in computing basic and diluted net income (loss) per share	21,488,832	18,723,484

Other comprehensive income (loss):
Foreign currency translation adjustments	$1,386	$693

Comprehensive income (loss)	$7,447	$(6,787)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(unaudited)

	For the Six Months Ended June 30,
	2015	2014

Revenues	$40,598	$75,813

Cost of revenues	9,573	13,263

Gross profit	31,025	62,550

Operating expenses:
Engineering and product development	727	931
Selling and marketing	32,094	52,880
General and administrative	9,014	15,490
	41,835	69,301
Loss from continuing operations before interest and other financing expense, net	(10,810)	(6,751)

Interest and other financing expense, net	(604)	(434)
Loss from continuing operations before income taxes	(11,414)	(7,185)

Income tax benefit	3,577	988

Loss from continuing operations	(7,837)	(6,197)

Discontinued operations:
Loss from discontinued operations, net of taxes	(6,709)	(1,628)
Gain on sale of discontinued operations, net of taxes	10,593	-

Net loss	$(3,953)	$(7,825)

Basic and diluted net loss per share:
Continuing operations	$(0.39)	$(0.33)
Discontinued operations	0.19	(0.09)
	$(0.20)	$(0.42)

Shares used in computing basic and diluted net loss per share	20,308,391	18,721,463

Other comprehensive (loss) income:
Foreign currency translation adjustments	$176	$1,030

Comprehensive loss	$(3,469)	$(6,795)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In thousands, except share and per share amounts)
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2015	20,376,245	$204	$110,391	$(67,817)	$(513)	$42,265
Stock-based compensation related to stock options and restricted stock, including accelerated vesting for discontinued operations	1,700,473	17	5,380	-	-	5,397
Registration costs	-	-	(84)	-	-	(84)
Other comprehensive income	-	-	-	-	176	176
Net loss for the six months ended June 30, 2015		-	-	(3,953)	-	(3,953)
BALANCE, JUNE 30, 2015	22,076,718	$221	$115,687	$(71,770)	$(337)	$43,801

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(3,953)	$(7,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	984	1,047
Provision for doubtful accounts	938	3,442
Deferred income taxes	(5)	198
Stock-based compensation	1,351	1,738
Loss (gain) on disposal of property and equipment	73	(10)
Financing expense	1,250	-
Changes in operating assets and liabilities:
Accounts receivable	6,147	6,039
Inventories	1,993	943
Prepaid expenses and other assets	3,467	(2,113)
Accounts payable	(4,346)	(3,556)
Accrued compensation and related expenses	264	(795)
Other accrued liabilities (see Note 9)	(2,989)	(11,642)
Other liabilities	1	1
Deferred revenues	(1,712)	(1,351)
Net cash provided by (used in) operating activities – continuing operations	3,463	(13,884)
Net cash provided by operating activities – discontinued operations	5,687	(1,184)
Net cash provided by (used in) operating activities	9,150	(15,068)

Cash Flows From Investing Activities:
Purchases of property and equipment	(124)	(242)
Proceeds from (investments in) short-term deposit	87	14,113
Proceeds on sale of property and equipment	-	20
Net cash (used in) provided by investing activities – continuing operations	(37)	13,891
Net cash provided by investing activities – discontinued operations	61,296	(91,444)
Net cash provided by (used in) investing activities	61,259	(77,553)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	For the Six Months Ended June 30,
	2015	2014

Cash Flows From Financing Activities:
Registration costs	(84)	-
Repayment of debt	(76,500)	(10,000)
Payments on notes payable	(390)	(422)
Proceeds from credit facilities	-	85,000
Issuance of restricted stock, net of payroll taxes paid	-	(980)
Net cash used in financing activities – continuing operations	(76,974)	73,598
Net cash used in financing activities – discontinued operations	(92)	(159)
Net cash used in financing activities	(77,066)	73,439

Effect of exchange rate changes on cash	(73)	154
Net decrease in cash and cash equivalents	(6,730)	(19,028)
Cash and cash equivalents, beginning of period	10,349	45,388

Cash and cash equivalents, end of period	$3,619	$26,360

Supplemental information:

Cash paid for income taxes	$364	$405
Cash paid for interest	$2,071	$47

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
On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $37.7 million, substantially all of which were used to repay indebtedness. The LCA-Vision assets and liabilities were considered to be held for sale as of December 31, 2014. For the statement of operations, for the three and six months ended June 30, 2015, the activity related to LCA's operations through the date of disposition, and any gains or losses therefrom, are captured as discontinued operations. (See Note 2, Discontinued Operations.)
On June 22, 2015, the Company, and certain subsidiaries, sold the assets, and related liabilities, of the XTRAC and VTRAC business for $42.5 million in cash, including restricted cash of $750 to be held in escrow for twelve months. The Company realized net proceeds of approximately $41 million, substantially all of which were used to repay the remaining balance of the credit facilities, including any outstanding forbearance fees and transaction fees. As management determined that the XTRAC and VTRAC business represent a component of which operations and cash flows can be clearly distinguished operationally and for financial reporting purposes, and also that the disposal represent a strategic shift that will have a major effect on the company's remaining operations and financial results, it was concluded that the disposal qualified as a discontinued operations. Thus for the statements of operations, for the three and six months ended June 30, 2015 and 2014, the activity related to the XTRAC and VTRAC business' operations through the date of disposition, and any gains or losses there from, are reported as discontinued operations. The XTRAC and VTRAC business assets and liabilities were retrospectively reclassified as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2014. (See Note 2, Discontinued Operations.)

On May 12, 2014, the Company had entered into $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
Effective February 28, 2015, the Company had entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders that were parties to the Credit Agreement dated May 12, 2014, and with Chase, as Administrative Agent for the Lenders.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders had agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if any new event of default occurs (the "Forbearance Period"). Chase and the Lenders also agreed that the Company would not be obligated to pay the principal amounts set forth in the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so would not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which were applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeded $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity. There were additional terms agreed to by the Company regarding the interest rate to be charged upon the outstanding balance of the Loans, compensation paid to officers, the use of funds for capital projects, and the preparation of a strategic business plan to repay the outstanding balances to the Lenders.
Also, as consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company had agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which were earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month, with additional amounts specified for later periods. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remained due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period.  The Second Amended Forbearance Agreement was also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
On June 23, 2015, the Company repaid in full the outstanding balances of the Facilities (including all unpaid interest). Pursuant to the Payoff Letter, effective as of June 23, 2015, and all other termination and release documents in connection therewith, the Company and its subsidiaries have been released from all of their obligations, including any guarantee and collateral obligations, in connection with the Facilities. The Company has used the proceeds from the sale of the XTRAC and VTRAC Business to complete payment of the outstanding amounts under the Facilities and ancillary costs, which totaled $40.3 million.
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

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived for our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2014, and has been retrospectively adjusted to reflect the assets and liabilities of certain discontinued operations within assets and liabilities held for sale. (See Note 2, Discontinued Operations.)
The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and the wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Held for Sale Classification and Discontinued Operations
A disposal group is reported as held for sale when management has approved or received approval to sell and is committed to a formal plan, the disposal group is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A disposal group classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying value of the business exceeds its estimated fair value less cost to sell, a loss is recognized. However, when disposal group meets the held for sale criteria, the Company first evaluates whether the carrying amounts of the assets not covered by ASC 360-10 included in the disposal group (such as goodwill) are required to be adjusted in accordance with other applicable GAAP before measuring the disposal group at fair value less cost to sell.
Assets and liabilities related to a disposal group classified as held for sale are segregated in the consolidated balance sheet in the period in which the business is classified as held for sale.
Until December 31, 2014, in accordance with previous US GAAP, operations of a disposal group were reported as discontinued operations if the disposal group is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from our ongoing operations as a result of a disposal transaction and we will not have any significant continuing involvement in the operations of the business after the disposal transaction. See below regarding change to the criteria for reporting discontinued operations.
Accordingly, the disposal of LCA-Vision was presented as discontinued operations.
Commencing January 1, 2015 (the effective date of the ASU 2014-08-see below), only disposal of a component of an entity is a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, required to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented. Accordingly, the assets and liabilities of the XTRAC and VTRAC as of December 31, 2014 were reclassified and presented as assets and liabilities held for sale. Also, the results of the operations of LCA operating segment and the XTRAC and VTRAC business were presented as discontinued operations in the consolidated statements of operations (see also Note 2, Discontinued operations).
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
At June 30, 2015, the balance of such derivative instruments amounted to approximately $228 in liabilities and approximately $79 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the six months ended that date.
The nominal amounts of foreign currency derivatives as of June 30, 2015 consist of forward transactions for the exchange of $2,000 into NIS as of June 30, 2015.
Accrued Warranty Costs
The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2015 and 2014 (with respect to the continuing operations) is summarized as follows:
	June 30,
	2015	2014
	(unaudited)	(unaudited)
Accrual at beginning of year	$529	$890
Additions charged to warranty expense	79	221
Expiring warranties	(22)	(47)
Claims satisfied	(206)	(367)
Total	$380	$697
For extended warranty on the consumer products, see Revenue Recognition above.
Earnings Per Share
Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	21,488,832	18,723,484	20,308,391	18,721,463
Dilutive effect of stock options and warrants	-	-	-	-
Diluted number of common and common stock equivalent shares outstanding	21,488,832	18,723,484	20,308,391	18,721,463

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Diluted earnings per share for the three and six months ended June 30, 2015, exclude the impact of common stock options and warrants, totaling 2,423,601 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods. Diluted earnings per share for the three and six months ended June 30, 2014, excluded the impact of common stock options and warrants, totaling 2,550,516 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods.
Adoption of New Accounting Standards
In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").
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
The Company applied the provisions of ASU 2014-08 in the first quarter of 2015. Accordingly, the company applied ASU 2014-08 with respect to the discontinuance of the EXTRAC and VTRAC business which occurred during June 2015 (see Note 2, Discontinued Operations). However, the discontinuance of LCA business which was presented at December 31, 2014, balance sheets as held for sale was accounted for in accordance with previous GAAP.
The adoption of ASU 2014-08 did not have a material impact on the Company's consolidated results of operations and financial condition and also did not affect disposals or classifications as held for sale, of components (such as the sale of LCA) that occurred before the provisions of ASU 2014-08 became effective.
Recently Issued Accounting Standards
In July, 2015, The FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11").
ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) and the retail inventory method (RIM) are not impacted by the new guidance. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin).
For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period.
The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.
In May 2014, The FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provide guidance on management's responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.
Note 2
Discontinued Operations:
On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million which amount is considered as the fair value less cost to sell this business. The sale was effective June 22, 2015. The domestic XTRAC business was considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then pay us based on the number of treatments administered with the device. The domestic revenues from this business have historically been reported in our Physician Recurring business segment.  Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brings a shift in focus of management. The Company accordingly classified this former business as held for sale in accordance and discontinued operations with ASC Topic 360.
The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to XTRAC and VTRAC business were presented as assets held for sale and as liabilities held for sale respectively. The Company recognized a gain of $10,633, net of tax of $3,954, on the sale of the discontinued operations in the three and six months ended June 30, 2015, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.
Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the three months ended June 30, 2015 and 2014 were $7,192 and $7,178, respectively. Loss from the XTRAC and VTRAC business, reported as discontinued operations, for the three months ended June 30, 2015 was $2,058, which includes interest expense of $395 and stock compensation of $1,609, related to the contractual acceleration of vesting of awards then outstanding to employees from the XTRAC and VTRAC business, included as the result of acceleration of vesting periods, due to the sale. Income from the XTRAC and VTRAC business, reported as discontinued operations, for the three months ended June 30, 2014 was $509.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the six months ended June 30, 2015 and 2014 was $14,669 and $13,239, respectively. Loss from the XTRAC and VTRAC business, reported as discontinued operations, for the six months ended June 30, 2015 was $5,042, which includes interest expense of $2,289 and stock compensation of $1,684 related to the contractual acceleration of vesting of awards then outstanding to employees from the XTRAC and VTRAC business, included as the result of acceleration of vesting periods, due to the sale. Income from the XTRAC and VTRAC business, reported as discontinued operations, for the six months ended June 30, 2014 was $1,877.
LCA, acquired by the Company on May 12, 2014, is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA's revenues are derived from the delivery of laser vision correction procedures performed in the vision centers. After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, had reached a formal decision during December 2014 to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale and discontinued operations in accordance with ASC Topic 360. On February 2, 2015, the Company closed on the sale transaction of 100% of the shares of LCA for $40 million in cash. Excluding estimated working capital adjustments and direct expenses (professional fees to third parties), the Company realized net proceeds of approximately $37.7 million which amount is considered as the fair value less cost to sell of LCA. The sale was effective January 31, 2015. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.
The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to LCA were presented as assets held for sale and as liabilities held for sale, respectively. The Company recognized an estimated loss of $44,598 on the sale of the discontinued operations during the fourth quarter and the year ended December 31, 2014, which included a decrease in the implied fair value of goodwill, related to LCA, of $43,091. The remaining loss of $1,507 represents the difference between the adjusted net purchase price and the carrying value of the disposal group. The impairment amount was categorized as level 3 measurements. For the three months ended March 31, 2015, the Company recorded an adjustment of $41 on the sale of the discontinued operations of LCA.
Revenues from LCA, reported as discontinued operations, for the three months ended March 31, 2015 were $9,158. Loss from LCA, reported as discontinued operations, for the three months ended March 31, 2015 was $1,667, which includes stock compensation of $2,363 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of LCA.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The following is a summary of assets and liabilities held for sale in the condensed consolidated balance sheet as of December 31, 2014:
	December 31, 2014
	XTRAC and VTRAC business	LCA-Vision	Total
Assets:
Cash and cash equivalents	$255	$4,514	$4,769
Accounts receivable	4,336	2,759	7,095
Inventories	2,270	119	2,389
Deferred tax assets	-	1,930	1,930
Other current assets	269	2,492	2,761
Property & Equipment, net	-	14,519	14,519
Goodwill, net	-	6,491	6,491
Other intangible assets, net	-	38,331	38,331
Other assets	-	1,207	1,207
Current assets held for sale	7,130	72,362	79,492
Less: Impairment	-	(1,507)	(1,507)
Current assets held for sale, net	7,130	70,855	77,985

Property & Equipment, net	12,391	-	12,391
Goodwill, net	3,142	-	3,142
Patents and licensed technologies, net	4,859	-	4,859
Other intangible assets, net	2,574	-	2,574
Other assets	40	-	40
Long term assets held for sale	23,006	-	23,006

Liabilities:
Accounts payable	$1,777	$5,518	$7,295
Other accrued liabilities	809	5,933	6,742
Deferred revenues	140	97	237
Long term debt	-	1,080	1,080
Other liabilities	-	6,870	6,870
Deferred tax liability	-	14,999	14,999
Current liabilities held for sale	2,726	34,497	37,223

Long term debt	82	-	82
Other liabilities	96	-	96
	178	-	178

Total net assets of discontinued operations	$27,232	$36,358	$63,590
All such assets were disposed of, and the liabilities extinguished upon closing of the LCA-Vision sale transaction in February 2015 and the XTRAC and VTRAC business sale transaction in June 2015.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash.
Note 4
Inventories:
	June 30, 2015	December 31, 2014
	(unaudited)
Raw materials and work in progress	$4,742	$5,451
Finished goods	10,414	11,660
Total inventories	$15,156	$17,111
Work-in-process is immaterial, given the Company's typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.
Note 5
Property and Equipment, net:
	June 30, 2015	December 31, 2014
	(unaudited)
Equipment, computer hardware and software	$5,030	$4,817
Furniture and fixtures	426	442
Leasehold improvements	446	445
	5,902	5,704
Accumulated depreciation and amortization	(4,596)	(4,292)
Property and equipment, net	$1,306	$1,412
Depreciation and related amortization expense was $157 and $196 for the six months ended June 30, 2015 and 2014, respectively.
Note 6
Patents and Licensed Technologies, net:
	June 30, 2015	December 31, 2014
	(unaudited)
Gross amount beginning of period	$7,027	$7,049
Additions	39	168
Translation differences	23	(190)
Gross amount end of period	7,089	7,027

Accumulated amortization	(3,498)	(3,074)

Patents and licensed technologies, net	$3,591	$3,953
Related amortization expense was $412 and $425 for the six months ended June 30, 2015 and 2014, respectively.
Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:
Last six months of 2015	$552
2016	1,089
2017	275
2018	523
2019	508
Thereafter	644
Total	$3,591

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 7
Goodwill and Other Intangible Assets:
Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets in a business combination transaction. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed at least annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team. Furthermore, the purchase price paid by Radiancy, Inc., a private company, included, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post-merger and now having access to capital markets and stockholder liquidity.

Balance at January 1, 2015	$20,906
Translation differences	170
Balance at June 30, 2015	$21,076

The Company has no accumulated impairment losses of goodwill related to the continuing operations as of June 30, 2015. See Note 2 regarding impairment of goodwill allocated to the discontinued operations.

Set forth below is a detailed listing of other finite-lived intangible assets:
	June 30, 2015			December 31, 2014
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross amount beginning of period	$3,592	$4,688	$8,280	$3,672	$4,816	$8,488
Translation differences	13	22	35	(80)	(128)	(208)
Gross amount end of period	3,605	4,710	8,315	3,592	4,688	8,280

Accumulated amortization	(1,277)	(1,668)	(2,945)	(1,092)	(1,426)	(2,518)

Net Book Value	$2,328	$3,042	$5,370	$2,500	$3,262	$5,762
Related amortization expense was $415 and $427 for the six months ended June 30, 2015 and 2014, respectively. Customer Relationships embody the value to the Company of relationships that PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with PhotoMedex products (e.g. "Neova" "Omnilux" and "Lumiere").
Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:
Last six months of 2015	$416
2016	832
2017	832
2018	832
2019	832
Thereafter	1,626
Total	$5,370

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 8
Accrued Compensation and related expenses:
	June 30, 2015	December 31, 2014
	(unaudited)
Accrued payroll and related taxes	$495	$453
Accrued vacation	192	193
Accrued commissions and bonuses	1,794	1,569
Total accrued compensation and related expense	$2,481	$2,215
Note 9
Other Accrued Liabilities:
	June 30, 2015	December 31, 2014
	(unaudited)
Accrued warranty, current, see Note 1	$380	$529
Accrued taxes, net	1,476	1,105
Accrued sales returns (1)	4,359	7,651
Other accrued liabilities	3,428	3,333
Total other accrued liabilities	$9,643	$12,618
(1)	The activity in the accrued sales returns liability account was as follows:
	Six Months Ended June 30,
	2015	2014
	(unaudited)	(unaudited)
Balance at beginning of year	$7,651	$16,046
Additions that reduce net sales	10,510	18,636
Deductions from reserves	(13,802)	(28,135)
Balance at end of period	$4,359	$6,547
Note 10
Long-term Debt:
In the following table is a summary of the Company's long-term debt:
	June 30, 2015	December 31,2014
	(unaudited)
Senior-secured credit facilities	$-	$76,500
Less: current portion	-	(38,732)
Long-term debt	$-	$37,768
Senior Secured Credit Facilities
On May 12, 2014, the Company had entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
Effective February 28, 2015, the Company had entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders that were parties to the Credit Agreement dated May 12, 2014, and with Chase, as Administrative Agent for the Lenders.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders had agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if any new event of default occurs (the "Forbearance Period"). Chase and the Lenders also agreed that the Company would not be obligated to pay the principal amounts set forth in the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so would not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250,000 on the first business day of each month during the Forbearance Period, which were applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125,000 to the extent that the cash-on-hand exceeded $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.  There were additional terms agreed to by the Company regarding the interest rate to be charged upon the outstanding balance of the Loans, compensation paid to officers, the use of funds for capital projects, and the preparation of a strategic business plan to repay the outstanding balances to the Lenders.
Also, as consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company had agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which were earned on the last business day of each of the specified months: for May and June 2015, $750,000 each month, with additional amounts specified for later periods. In addition, the $500,000 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remained due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period.  The Second Amended Forbearance Agreement was also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.
On June 23, 2015, the Company repaid in full the outstanding balances of the Facilities (including all unpaid interest). Pursuant to the Payoff Letter, effective as of June 23, 2015, and all other termination and release documents in connection therewith, the Company and its subsidiaries have been released from all of their obligations, including any guarantee and collateral obligations, in connection with the Facilities. The Company has used the proceeds from the sale of the XTRAC and VTRAC Business, as well as its subsidiary in India, to complete payment of the outstanding amount under the Facilities and ancillary costs, which totaled $40.3 million.
Note 11
Income Taxes:
The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.
The application of the rules of ASC 740-270, Interim Reporting (of taxes), to the results of continuing operations (losses) for the three month and six month period ended June 30, 2015 and the discontinued operations resulting from the XTRAC sale in June 2015 (net gain), result in an allocation of US federal and state tax expense and UK tax expense to the discontinued operations. The three month and six month losses from continuing operations in the US and the UK, which otherwise would not show a tax benefit (a 100% valuation allowance would apply against such tax benefits), report a tax benefit in the second quarter limited to the amount of the tax expense reported on the profit / gain from discontinuing operations. This reporting is covered by an exception to the normal rules under ASC 740-270, Interim Reporting.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The difference between the Company's effective tax rates for the three and six month periods ended June 30, 2015 and the U.S. Federal statutory rate (34%) is primarily the result of two factors. The tax benefits in the US and UK are computed under the statutory rates of 36.8% (federal and state) and 20% respectively but them limited as explained above. Tax expense in Israel is computed using an effective rate of 15.6% (statutory rate of 26.5% impacted by permanent differences primarily related to forex matters).  During the three and six months ended June 30, 2015, the Company recorded a tax benefit from continuing operations of $3,941 and $3,577, respectively, which is offset by tax expense on the sale of discontinued operations of $3,954.
During the three and six months ended June 30, 2015, the Company had no material changes to liabilities for uncertain tax positions. The Company is currently under examination for its 2012 United States federal return and various states. At this time, the Company does not believe that the results of these examinations will have a material impact on its financial statements.
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
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $82,510.24 in sanctions to Radiancy. As of June 30, 2015, discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

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
A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company's insurance carrier have agreed on a possible settlement. On March 11, 2015, the Court entered an order preliminarily approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive.  The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that will help defray the cost of the proposed settlement, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court.  A hearing was held on July 20, 2015 to determine whether the Court should (i) approve the settlement, (ii) dismiss the action with prejudice, and (iii) provide for the payment of plaintiffs' counsel's attorney's fees and expenses, and consider an application for reimbursement of expenses (including lost wages) of the lead plaintiff. The Court has not yet rendered its opinion. The Company has paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff's counsel will be paid by the carrier of the insurance policy.
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
There were multiple class-action lawsuits filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The parties have reached a possible settlement in these suits. On March 23, 2015, the Ohio Court entered an order preliminarily approving that proposed settlement. Under the terms of settlement, LCA had published certain additional disclosure statements regarding its acquisition by the Company and its financial statements prior to its shareholder vote on the acquisition, which was held on May 12, 2014. The settlement also provides for the proposed payment of plaintiffs' counsel's fees and expenses with respect to the action. The Company believes that LCA maintains insurance that will help defray the cost of the proposed settlement; the Company will contribute less than $100,000 to the settlement, plus the payment of its legal fees, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court. A hearing was held on June 19, 2015 to determine whether to approve the settlement, whether the settlement provided adequate notice to shareholders, thereafter dismiss the action with prejudice, whether the court should enter a complete bar order regarding this matter, and whether to provide for the payment of plaintiffs' counsel's attorney's fees and expenses. The Court has not yet rendered its opinion.

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
On July 17, 2014, plaintiffs' attorneys refiled their putative class action lawsuit in the United States District Court for the District of Columbia against only the Company's subsidiary, Radiancy, Inc. The claims of the suit are virtually identical to the claims originally considered, and dismissed without prejudice, by the same Court. The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.
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
In addition, the Company has a 2005 Equity Compensation Plan ("2005 Equity Plan"). The 2005 Equity Plan has authorized 6,000,000 shares, of which 3,071,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 859,026 shares were reserved for outstanding options as of June 30, 2015.
Stock option activity under all of the Company's share-based compensation plans for the six months ended June 30, 2015 was as follows:
	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2015	1,159,554	$16.23
Granted	-	-
Exercised	-	-
Cancelled	(287,616)	14.79
Outstanding, June 30, 2015	871,938	$16.70
Options exercisable at June 30, 2015	572,338	$16.52
At June 30, 2015, there was $5,177 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 3.11 years. The intrinsic value of options outstanding and exercisable at June 30, 2015 was not significant.
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
Total stock based compensation expense was $5,397, including $4,046 that is included in discontinued operations, and $2,556 for the six months ended June 30, 2015 and 2014, respectively, including amounts relating to consultants.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 14
Business Segments and Geographic Data:
The Company organized its business into three operating segments to better align its organization based upon the Company's management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. On June 22, 2015, the Company sold its XTRAC and VTRAC business and has classified the revenues and expenses of this business to discontinued operations. The domestic XTRAC business revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our professional equipment segment. For a period during 2014 through January 31, 2015 the Company had a fourth operating segment, Clinics segment. This represented our LCA business which is classified as discontinued operations as of December 31, 2014. See also Note 2, Discontinued Operations.
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
The following tables reflect results of operations from our business segments for the periods indicated below:
Three Months Ended June 30, 2015 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$17,538	$1,695	$691	$19,924
Costs of revenues	4,079	652	184	4,915
Gross profit	13,459	1,043	507	15,009
Gross profit %	76.7%	61.5%	73.4%	75.3%

Allocated operating expenses:
Engineering and product development	301	39	49	389
Selling and marketing expenses	15,104	986	71	16,161

Unallocated operating expenses	-	-	-	4,971
	15,405	1,025	120	21,521
Income (loss) from continuing operations	(1,946)	18	387	(6,512)

Interest and other financing income, net	-	-	-	56

Income (loss) from continuing operations before income taxes	$(1,946)	$18	$387	$(6,456)

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Three Months Ended June 30, 2014 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$28,453	$2,407	$939	$31,799
Costs of revenues	3,983	1,208	611	5,802
Gross profit	24,470	1,199	328	25,997
Gross profit %	86.0%	49.8%	34.9%	81.8%

Allocated operating expenses:
Engineering and product development	295	57	115	467
Selling and marketing expenses	23,225	949	217	24,391

Unallocated operating expenses	-	-	-	8,981
	23,520	1,006	332	33,839
Income (loss) from continuing operations	950	193	(4)	(7,842)

Interest and other financing expense, net	-	-	-	(287)

Income (loss) from continuing operations before income taxes	$950	$193	$(4)	$(8,129)

Six Months Ended June 30, 2015 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$35,666	$3,427	$1,505	$40,598
Costs of revenues	7,576	1,281	716	9,573
Gross profit	28,090	2,146	789	31,025
Gross profit %	78.8%	62.6%	52.4%	76.4%

Allocated operating expenses:
Engineering and product development	629	57	41	727
Selling and marketing expenses	29,826	2,090	178	32,094

Unallocated operating expenses	-	-	-	9,014
	30,455	2,147	219	41,835
Income (loss) from continuing operations	(2,365)	(1)	570	(10,810)

Interest and other financing expense, net	-	-	-	(604)

Income (loss) from continuing operations before income taxes	$(2,365)	$(1)	$570	$(11,414)

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Six Months Ended June 30, 2014 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$69,323	$4,779	$1,711	$75,813
Costs of revenues	10,233	2,102	928	13,263
Gross profit	59,090	2,677	783	62,550
Gross profit %	85.2%	56.0%	45.8%	82.5%

Allocated operating expenses:
Engineering and product development	573	122	236	931
Selling and marketing expenses	50,382	1,929	569	52,880

Unallocated operating expenses	-	-	-	15,490
	50,955	2,051	805	69,301
Income (loss) from continuing operations	8,135	626	(22)	(6,751)

Interest and other financing expense, net	-	-	-	(434)

Income (loss) from continuing operations before income taxes	$8,135	$626	$(22)	$(7,185)

For the three and six months ended June 30, 2015 and 2014 (unaudited), net revenues by geographic area were as follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
North America [1]	$13,506	$23,055	$28,725	$58,520
Asia Pacific [2]	1,579	1,750	2,256	2,770
Europe (including Israel)	4,760	6,399	9,423	13,618
South America	79	595	194	905
	$19,924	$31,799	$40,598	$75,813

[1] United States	$11,995	$19,864	$25,126	$50,123
[1] Canada	$1,511	$3,191	$3,573	$8,397
[2] Japan	$104	$132	$195	$319
As of June 30, 2015 and December 31, 2014, long-lived assets by geographic area were as follows:
	June 30, 2015	December 31, 2014
	(unaudited)
North America	$204	$265
Asia Pacific	29	16
Europe (including Israel)	1,070	1,127
South America	3	4
	$1,306	$1,412
The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

PHOTOMEDEX, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Note 15
Significant Customer Concentration:
No single customer accounted for more than 10% of total company revenues for either of the three or six months ended June 30, 2015 or 2014.

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
The following financial data in this narrative, are expressed in thousands, except for the earnings per share.
Introduction, Outlook and Overview of Business Operations
On June 22, 2015, the Company, and certain subsidiaries, sold the assets, and related liabilities, of the XTRAC and VTRAC business for $42.5 million in cash, including $750 in escrow. The Company realized net proceeds of approximately $41 million, substantially all of which were used to repay the credit facilities, including any outstanding forbearance fees. This asset sale was accounted for as a discontinued operation. Thus for the statements of operations, for the three and six months ended June 30, 2015 and 2014, the activity related to the XTRAC and VTRAC business' operations through the date of disposition, and any gains or losses there from, are captured as discontinued operations. The XTRAC and VTRAC business assets and liabilities were reported to be held for sale as of December 31, 2014.
Our technologies, products and research efforts are directed to addressing the worldwide aesthetic industry. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat acne, UV damage, hair removal and skin tightening and rejuvenation, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment, skin rejuvenation and lower back pain. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. During 2013 and throughout 2014, we began to benefit from the impact of these marketing methodologies and expertise on our and NEOVA® topical skin care lines while continuing to realize organic and geographic growth of additional brands.
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
Markets
North America. Our consumer distribution segment in North America had sales of approximately $12 million and $21 million for the three months ended June 30, 2015 and 2014, respectively. Our consumer distribution segment in North America had sales of approximately $25 million and $54 million for the six months ended June 30, 2015 and 2014, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Nordstrom, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.
International (excluding North America). In the international consumer segment, sales were approximately $6 million and $8 million for the three months ended June 30, 2015 and 2014, respectively. In the international consumer segment, sales were approximately $11 million and $16 million for the six months ended June 30, 2015 and 2014, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom and Australia with the recent additions of Germany, Brazil, Columbia and Hong Kong.
Physician Recurring
Physician recurring sales primarily include those generated from our NEOVA® skin care, a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. NEOVA represents a recurring revenue stream with significant market opportunities. In addition, our expertise in direct-to-consumer advertising and innovative marketing programs is anticipated to drive greater brand awareness and adoption for the NEOVA products.

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
Professional
Sales under the professional business segment are mainly generated from capital equipment, such as our LHE® brand products and our Omnilux and Lumière Light Therapy systems.
We now possess a greatly expanded product offering for the physician community. We are also distributing through our direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a significant opportunity, as well as a resource in expanding the Professional segment of our revenues.
Sales and Marketing
As of June 30, 2015, our sales and marketing personnel consisted of 41 full-time positions.
Critical Accounting Policies and Estimates
There have been no changes to our critical accounting policies and estimates in the three months ended June 30, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under "Critical Accounting Policies" in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)
Revenues
The following table presents revenues from our three business segments for the periods indicated below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Consumer	$17,538	$28,453	$35,666	$69,323
Physician Recurring	1,695	2,407	3,427	4,779
Professional	691	939	1,505	1,711

Total Revenues	$19,924	$31,799	$40,598	$75,813

Consumer Segment
The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Direct-to-consumer	$12,097	$21,846	$25,870	$52,632
Distributors	556	711	651	1,339
Retailers and home shopping channels	4,885	5,896	9,145	15,352

Total Consumer Revenues	$17,538	$28,453	$35,666	$69,323
For the three months ended June 30, 2015, consumer products revenues were $17,538 compared to $28,453 in the three months ended June 30, 2014. For the six months ended June 30, 2015, consumer products revenues were $35,666 compared to $69,323 in the six months ended June 30, 2014.The decrease of 38.4% and 48.6% during the periods, respectively, was mainly due to the following reasons:
•
Direct to Consumer. Revenues for the three months ended June 30, 2015 were $12,097 compared to $21,846 for the same period in 2014. Revenues for the six months ended June 30, 2015 were $25,870 compared to $52,632 for the same period in 2014. The decrease of 45% and 51%, respectively, was due to management's decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•
Retailers and Home Shopping Channels. Revenues for the three months ended June 30, 2015 were $4,885 compared to $5,896 for the same period in 2014. Revenues for the six months ended June 30, 2015 were $9,145 compared to $15,352 for the same period in 2014. The decrease of 17% and 40%, respectively, was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States ("US") and the UK. Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•
Distributors Channels. Revenues for the three months ended June 30, 2015 were $556 compared to $711 for the same period in 2014. Revenues for the six months ended June 30, 2015 were $651 compared to $1,339 for the same period in 2014. The decrease in revenues of 22% and 51%, respectively, was generally due to the timing of purchase orders from our distributors.

Due to the decline in revenues, discussed above, management determined that there was a risk of goodwill impairment for this segment. As of June 30, 2015 goodwill allocated to the Consumer segment was $20,138. We conducted a goodwill impairment analysis as of June 30, 2015. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company's weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Consumer has a fair value that is in excess of its carrying value by approximately 12%. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.
The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
North America	$11,802	$20,564	$25,127	$53,734
International	5,736	7,889	10,539	15,589

Total Consumer Revenues	$17,538	$28,453	$35,666	$69,323

Physician Recurring Segment
The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Neova skincare	$1,384	$1,888	$2,711	$3,815
Surgical products	281	489	653	885
Other	30	30	63	79

Total Physician Recurring Revenues	$1,695	$2,407	$3,427	$4,779
NEOVA skincare
For the three months ended June 30, 2015, revenues were $1,384 compared to $1,888 for the three months ended June 30, 2014. For the six months ended June 30, 2015, revenues were $2,711 compared to $3,815 for the six months ended June 30, 2014. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets. The decrease in revenues in the three and six month periods is generally due to a customer in the hair restoration business discontinuing purchasing a specific product designed for use in that type of procedure.
Surgical products
For the three months ended June 30, 2015 and 2014, revenues were $281 and $489, respectively. For the six months ended June 30, 2015 and 2014, revenues were $653 and $885, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets.
The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
North America	$1,106	$2,060	$2,313	$3,951
International	589	347	1,114	828

Total Physicians Recurring Revenues	$1,695	$2,407	$3,427	$4,779

Professional Segment
The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
LHE equipment	341	485	778	956
Omnilux/Lumiere equipment	350	392	589	663
Surgical Lasers	-	62	138	92

Total Professional Revenues	$691	$939	$1,505	$1,711
LHE® brand products
LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.
For the three months ended June 30, 2015 and 2014, LHE® brand products revenues were $341 and $485, respectively. For the six months ended June 30, 2015 and 2014, LHE® brand products revenues were $778 and $956 respectively.
Omnilux/Lumiere equipment
For the three months ended June 30, 2015 and 2014, Omnilux/Lumiere equipment revenues were $350 and $392, respectively. For the six months ended June 30, 2015 and 2014, Omnilux/Lumiere equipment revenues were $589 and $663, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.
Surgical lasers
Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended June 30, 2015 and 2014, surgical laser revenues were $0 and $62, representing two laser systems for the 2014 period. For the six months ended June 30 2015 and 2014, surgical laser revenues were $138, representing five laser systems and $92, representing three laser systems, respectively.
The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
North America	$224	$422	$640	$836
International	467	517	865	875

Total Professional Revenues	$691	$939	$1,505	$1,711

Cost of Revenues: all segments
The following table illustrates cost of revenues from our three business segments for the periods listed below:
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Consumer	$4,079	$3,983	$7,576	$10,233
Physician Recurring	652	1,208	1,281	2,102
Professional	184	611	716	928

Total Cost of Revenues	$4,915	$5,802	$9,573	$13,263
Overall, cost of revenues has decreased in the segments due to the related decrease in the revenues.
Gross Profit Analysis
Gross profit decreased to $15,009 for the three months ended June 30, 2015 from $25,997 during the same period in 2014. As a percentage of revenues, the gross margin was 75.3% for the three months ended June 30, 2015 from 81.8% during the same period in 2014. Gross profit decreased to $31,025 for the six months ended June 30, 2015 from $62,550 during the same period in 2014. As a percentage of revenues, the gross margin was 76.4% for the three months ended June 30, 2015 from 82.5% during the same period in 2014.
The following table analyzes changes in our gross margin for the periods presented below:
Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$19,924	$31,799	$40,598	$75,813
Percent decrease	(37.3%)		(46.4%)
Cost of revenues	4,915	5,802	9,573	13,263
Percent decrease	(15.3%)		(27.8%)
Gross profit	$15,009	$25,997	$31,025	$62,550
Gross margin percentage	75.3%	81.8%	76.4%	82.5%
The primary reasons for the changes in gross profit for the three and six months ended June 30, 2015, compared to the same period in 2014, were due mainly to decreases in direct response revenues as well as home shopping and retailers within the Consumer segment.
The following table analyzes the gross profit for our Consumer segment for the periods presented below:
Consumer Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$17,538	$28,453	$35,666	$69,323
Percent decrease	(38.4%)		(48.6%)
Cost of revenues	4,079	3,983	7,576	10,233
Percent increase/(decrease)	2.4%		(26.0%)
Gross profit	$13,459	$24,470	$28,090	$59,090
Gross margin percentage	76.7%	86.0%	78.8%	85.2%
Gross profit for the three and six months ended June 30, 2015 decreased by $11,011 and $31,000 from the comparable periods in 2014. The key factor for these decreases were the decrease in all channels of consumer revenues particularly the direct-to-consumer channel which typically generated higher gross margins than the other consumer channels.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:
Physician Recurring Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$1,695	$2,407	$3,427	$4,779
Percent decrease	(29.6%)		(28.3%)
Cost of revenues	652	1,208	1,281	2,102
Percent decrease	(46.0%)		(39.1%)
Gross profit	$1,043	$1,199	$2,146	$2,677
Gross margin percentage	61.5%	49.8%	62.6%	56.0%
Gross profit for the three and six months ended June 30, 2015 decreased by $156 and $531, respectively from the comparable periods in 2014. The primary reason for the changes in gross profit and gross margin is due to the decrease in skincare revenues from a customer in the hair restoration business for a specific product line that has a lower gross margin than other skin care products in this business segment.
The following table analyzes the gross profit for our Professional segment for the periods presented below:
Professional Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$691	$939	$1,505	$1,711
Percent decrease	(26.4%)		(12.0%)
Cost of revenues	184	611	716	928
Percent decrease	(69.9%)		(22.8%)
Gross profit	$507	$328	$789	$783
Gross margin percentage	73.4%	34.9%	52.4%	45.8%
Gross profit for the three and six months ended June 30, 2015 was consistent with the comparable periods in 2014.
Engineering and Product Development
Engineering and product development expenses for the three months ended June 30, 2015 decreased to $389 from $467 for the three months ended June 30, 2014. Engineering and product development expenses for the six months ended June 30, 2015 decreased to $727 from $931 for the six months ended June 30, 2014. The majority of this expense relates to the salaries of our worldwide engineering and product development team and is in line with the prior year.
Selling and Marketing Expenses
For the three months ended June 30, 2015, selling and marketing expenses decreased to $16,161 from $24,391 for the three months ended June 30, 2014. The decrease was primarily for the following reasons:
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

•
Overall, Media buying and advertising expenses in the three months ended June 30, 2015 were 46.4% of total revenues compared to 48.9% of total revenues in the three months ended June 30, 2014. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 60.7% of total revenues for the three months ended June 30, 2015 compared to 68.7% of total revenues for the three months ended June 30, 2014.

For the six months ended June 30, 2015, selling and marketing expenses decreased to $32,094 from $52,880 for the six months ended June 30, 2014. The decrease was primarily for the following reasons:
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

•
Overall, Media buying and advertising expenses in the six months ended June 30, 2015 were 45.8% of total revenues compared to 44.0% of total revenues in the six months ended June 30, 2014. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 63.7% of total revenues for the six months ended June 30, 2015 compared to 69.4% of total revenues for the six months ended June 30, 2014.

General and Administrative Expenses
For the three months ended June 30, 2015, general and administrative expenses decreased to $4,971 from $8,981 for the three months ended June 30, 2014. The decrease was due to the following reasons:
•	In the three months ended June 30, 2014, we had recorded $1,959 in costs related to the acquisition of LCA vision.
•	In the three months ended June 30, 2014, we had an increase in bad debt expenses related to both the Canada and Germany markets of approximately $1,632.
For the six months ended June 30, 2015, general and administrative expenses decreased to $9,013 from $15,490 for the six months ended June 30, 2014. The decrease was due to the following reasons:
•	In the six months ended June 30, 2015, we have recorded a reduction in expense of $1,616 related to a settlement of an insurance claim.
•	In the six months ended June 30, 2014, we had recorded $979 in costs related to the upcoming acquisition of LCA Vision.
•	In the six months ended June 30, 2014, we had recorded $1,959 in costs related to the acquisition of LCA vision.
•	In the six months ended June 30, 2014, we had an increase in bad debt expenses related to both the Canada and Germany markets of approximately $1,632.

Interest and Other Financing Expense, Net
Net interest and other financing expense for the three months ended June 30, 2015 decreased to $56 income, net from $287 expense, net for the three months ended June 30, 2014. The decrease of $343 is mainly due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries' functional currency is the each subsidiaries' respective local currency.
Net interest and other financing expense for the six months ended June 30, 2015 increased to $604 from $434 for the six months ended June 30, 2014. The increase of $170 is mainly due to an increase in interest expense of $554. The interest expense was related to the long term debt that was entered into in May 2014. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries' functional currency is the each subsidiaries' respective local currency.
Taxes on Income, Net
For the three months ended June 30, 2015, the net tax benefit amounted to $3,941 as compared to $909 for the three months ended June 30, 2014. For the six months ended June 30, 2015, the net tax benefit amounted to $3,577 as compared to $988 for the six months ended June 30, 2014.
Net Income (Loss)
The factors described above resulted in net income, including discontinued operations, of $6,373 during the three months ended June 30, 2015, as compared to a net loss of $7,480 during the three months ended June 30, 2014, an increase of 185%. The factors described above resulted in net loss, including discontinued operations, of $3,640 during the six months ended June 30, 2015, as compared to a net loss of $7,825 during the six months ended June 30, 2014, an increase of 53%.
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
	For the Three Months ended June 30,
	2015	2014	Change

Net income (loss)	$6,061	$(7,480)	$13,541

Adjustments:
Depreciation and amortization	497	528	(31)
Interest expense, net	25	509	(484)
Income tax expense (benefit)	(3,941)	(909)	(3,032)

EBITDA	2,642	(7,352)	9,994

Stock-based compensation expense	452	878	(426)
Acquisition costs	-	1,959	(1,959)
Major litigation	223	501	(278)
Extraordinary items, according to credit facility definition	762	1,632	(870)
Loss from discontinued operations	2,058	260	1,798
Gain from sale of discontinued operations	(10,634)	-	(10,634)

Non-GAAP adjusted (loss) income	$(4,497)	$(2,122)	$(2,375)

	For the Six Months ended June 30,
	2015	2014	Change

Net loss	$(3,953)	$(7,825)	$3,872

Adjustments:
Depreciation and amortization	984	1,047	(63)
Interest expense, net	554	556	(2)
Income tax expense (benefit)	(3,577)	(988)	(2,589)

EBITDA	(5,992)	(7,210)	1,218

Stock-based compensation expense	1,351	1,738	(387)
Acquisition costs	-	2,865	(2,865)
Major litigation	522	1,394	(872)
Extraordinary items, according to credit facility definition	982		982
Loss from discontinued operations	6,709	1,628	5,081
Gain from sale of discontinued operations	(10,593)	-	(10,593)

Non-GAAP adjusted income	$(7,021)	$415	$(7,436)

Liquidity and Capital Resources
At June 30, 2015, our current ratio was 1.54 compared to 1.24 at December 31, 2014. As of June 30, 2015 we had $12,481 of working capital compared to $25,595 as of December 31, 2014. Cash and cash equivalents were $4,369, including restricted cash of $750, as of June 30, 2015, as compared to $10,349 as of December 31, 2014. In addition, we had $87 in short term bank deposits as of December 31, 2014.
On May 12, 2014, the Company had entered into an $85 million senior secured credit facilities ("the Facilities") with JP Morgan Chase ("Chase") which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.
On June 23, 2015, the Company repaid in full the outstanding balances of the Facilities (including all unpaid interest) Pursuant to the Payoff Letter, effective as of June 23, 2015, and all other termination and release documents in connection therewith, the Company and its subsidiaries have been released from all of their obligations, including any guarantee and collateral obligations, in connection with the Facilities. The Company has used the proceeds from the sale of the XTRAC and VTRAC Business, as well as its subsidiary in India, to complete payment of the outstanding amounts under the Facilities and ancillary costs, which totaled $40.3 million.
On December 12, 2014, we closed on a registered offering in which wet sold an aggregate of 645,000 shares of our common stock at an offering price of $2.19 per share. The sale resulted in net proceeds of approximately $1.4 million.
We believe our existing balances of cash and cash equivalents as well as availability to external debt and equity financing proposals will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the second quarter of 2016. However, there is no guarantee that we will be able to meet the conditions of these external debt and equity financing proposals or that the costs of such proposals may not be prohibitive. Such a result could have a material adverse effect on us and our financial condition.
Net cash and cash equivalents provided by operating activities was $9,150 for the six months ended June 30, 2015 compared to cash used in operating activities of $15,068 for the six months ended June 30, 2014. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the six months ended June 30, 2015.
Net cash and cash equivalents provided by investing activities was $61,259 for the six months ended June 30, 2015 compared to cash used in investing activities of $77,553 for the six months ended June 30, 2014. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the six months ended June 30, 2015.
Net cash and cash equivalents used by financing activities was $77,066 for the six months ended June 30, 2015 compared to cash provided by financing activities of $73,439 for the six months ended June 30, 2014. In the six months ended June 30, 2015, we had payments on credit facilities of $76,500 and $389 for certain notes payable. In the six months ended June 30, 2014, we had proceeds from the credit facilities of $75,000.
Commitments and Contingencies
There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2014 annual financial statements included in our Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
At June 30, 2015, we had no off-balance sheet arrangements.

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
During the three and six months ended June 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in the Annual Report on Form 10-K that we filed for the year ended December 31, 2014.
ITEM 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), as of June 30, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.
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
Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company's motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek's counterclaims against Radiancy for antitrust, unfair competition, and tortious interference with business relationships and Viatek's affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy's discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek's counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $82,510.24 in sanctions to Radiancy. As of June 30, 2015, discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.
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
A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company's insurance carrier have agreed on a possible settlement. On March 11, 2015, the Court entered an order preliminarily approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive.  The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that will help defray the cost of the proposed settlement, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court.  A hearing was held on July 20, 2015 to determine whether the Court should (i) approve the settlement, (ii) dismiss the action with prejudice, and (iii) provide for the payment of plaintiffs' counsel's attorney's fees and expenses, and consider an application for reimbursement of expenses (including lost wages) of the lead plaintiff. The Court has not yet rendered its opinion. The Company has paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff's counsel will be paid by the carrier of the insurance policy.
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

There were multiple class-action lawsuits filed in connection with PhotoMedex's proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA's chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA's shareholders of the opportunity to participate in LCA's long-term financial prospects, that the "go shop" and "deal-protection" provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA's Board breached its fiduciary duties and failed to maximize that company's stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants' alleged breaches of duty. The parties have reached a possible settlement in these suits. On March 23, 2015, the Ohio Court entered an order preliminarily approving that proposed settlement. Under the terms of settlement, LCA had published certain additional disclosure statements regarding its acquisition by the Company and its financial statements prior to its shareholder vote on the acquisition, which was held on May 12, 2014. The settlement also provides for the proposed payment of plaintiffs' counsel's fees and expenses with respect to the action. The Company believes that LCA maintains insurance that will help defray the cost of the proposed settlement; the Company will contribute less than $100,000 to the settlement, plus the payment of its legal fees, and does not expect the proposed settlement to have a material impact on its financial results. The proposed settlement is subject to final approval by the Court. A hearing was held on June 19, 2015 to determine whether to approve the settlement, whether the settlement provided adequate notice to shareholders, thereafter dismiss the action with prejudice, whether the court should enter a complete bar order regarding this matter, and whether to provide for the payment of plaintiffs' counsel's attorney's fees and expenses. The Court has not yet rendered its opinion.
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
On July 17, 2014, plaintiffs' attorneys refiled their putative class action lawsuit in the United States District Court for the District of Columbia against only the Company's subsidiary, Radiancy, Inc. The claims of the suit are virtually identical to the claims originally considered, and dismissed without prejudice, by the same Court. The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

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
ITEM 1A. Risk Factors
As of June 30, 2015, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 ), except as stated below.
Because the Company has sold its XTRAC excimer laser and VTRAC excimer lamp division, the risk factors concerning that division contained in Item 1A of the Company's Form 10-K for the year ended December 31, 2014, as filed on March 16, 2015, are no longer applicable to the Company.
ITEM 2. Unregistered sales of equity securities and use of proceeds
None.
ITEM 3. Defaults upon senior securities.
None.
ITEM 4. Mine Safety Disclosures
None.
ITEM 5. Other Information
None.

ITEM 6.  Exhibits
2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
2.3	Stock Purchase Agreement, dated January 31, 2015, by and among PhotoMedex, Inc., LCA-Vision Inc. and Vision Acquisition, LLC (42)
2.4	Asset Purchase Agreement, dated June 22, 2015, by and among PhotoMedex, Inc., PhotoMedex Technology, Inc. and MELA Sciences, Inc. (44)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
4.6	Credit Agreement, dated December 27, 2013, between Radiancy, Inc. and JP Morgan Chase Bank, N.A. (35)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc. and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)
10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)

10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)
10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)
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

10.65	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on March 10, 2015. (41)

10.66	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on March 10, 2015. (41)
10.67	Contingency Escrow Agreement, dated January 31, 2015, by and among PhotoMedex, Inc., Vision Acquisition, LLC and Fifth Third Bank (42)
10.68	XTRAC Exclusivity Agreement, dated January 31, 2015, by and between PhotoMedex, Inc. and LCA-Vision Inc. (42)
10.69	Transition Services Agreement, dated January 31, 2015 by and between LCA-Vision Inc. and PhotoMedex, Inc. (42)
10.70	Lease Amendment Agreement, dated April 30, 2015, PhotoMedex, Inc. and FR National Life LLC (43)
10.71	Escrow Agreement, dated June 22, 2015, by and among PhotoMedex, Inc. and MELA Sciences, Inc. (44)
10.72	Transition Services Agreement, dated June 22, 2015, by and among PhotoMedex, Inc. and MELA Sciences, Inc. (44)
10.73	Payoff Letter by and between the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association (44)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.'s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(38)	Filed as part of our Current Report on Form 8-K on August 25, 2014.

(39)	Filed as part of our Current Report on Form 8-K on November 4, 2014.

(40)	Filed as part of our Current Report on Form 8-K on March 3, 2015.

(41)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2014.

(42)	Filed as part of Current Report on Form 8-K on February 5, 2015.

(43)	Filed as part of LCA Vision, Inc.'s Current Report on Form 8-K on February 13, 2014.

(44)	Filed as part of Current Report on Form 8-K on June 26, 2015.

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

PHOTOMEDEX, INC.

Date August 10, 2015	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date August 10, 2015	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer