Form 10-Q
period 2015-09-30
PHOTOMEDEX INC
filed 2015-11-06
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of November 6, 2015 was 22,081,718 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,373	$10,349
Short term bank deposit	-	87
Restricted cash	750	-
Accounts receivable, net of allowance for doubtful accounts of $14,033 and $13,426, respectively	9,452	17,640
Inventories, net	13,599	17,111
Deferred tax asset, net	408	762
Prepaid expenses and other current assets	4,096	8,079
Current assets held for sale, net	-	77,985
Total current assets	31,678	132,013

Property and equipment, net	1,372	1,412
Patents and licensed technologies, net	3,302	3,953
Other intangible assets, net	5,085	5,762
Goodwill, net	20,445	20,906
Deferred tax asset, net	554	567
Other assets, net	142	144
Long-term assets held for sale	-	23,006
Total assets	$62,578	$187,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$154	$647
Current portion of long term debt		38,732
Accounts payable	7,701	10,643
Accrued compensation and related expenses	2,745	2,215
Other accrued liabilities	10,496	12,618
Current portion of deferred revenues	3,014	4,340
Current liabilities held for sale	-	37,223
Total current liabilities	24,110	106,418

Long-term liabilities:
Long-term debt, net of current maturities	-	37,768
Other liabilities	16	1,134
Long-term liabilities held for sale	-	178
Total liabilities	24,126	145,498

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 22,076,718 and 20,376,245 shares issued and outstanding, respectively	221	204
Additional paid-in capital	116,191	110,391
Accumulated deficit	(76,879)	(67,817)
Accumulated other comprehensive loss	(1,081)	(513)
Total stockholders' equity	38,452	42,265
Total liabilities and stockholders’ equity	$62,578	$187,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,
	2015	2014

Revenues	$17,998	$28,013

Cost of revenues	4,341	5,876

Gross profit	13,657	22,137

Operating expenses:
Engineering and product development	239	484
Selling and marketing	14,277	21,021
General and administrative	3,450	8,245
	17,966	29,750
Loss from continuing operations before interest and other financing expense, net	(4,309)	(7,613)

Interest and other financing expense, net	(332)	(4,009)
Loss from continuing operations before income taxes	(4,641)	(11,622)

Income tax expense	(658)	(287)

Loss from continuing operations	(5,299)	(11,909)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(3,034)
Gain on sale of discontinued operations, net of taxes	190	-

Net loss	$(5,109)	$(14,943)

Basic and diluted net loss per share:
Continuing operations	$(0.25)	$(0.64)
Discontinued operations	0.01	(0.16)
	$(0.24)	$(0.80)

Shares used in computing basic and diluted net loss per share	21,488,832	18,724,419

Other comprehensive loss:
Foreign currency translation adjustments	$(745)	$(1,678)
Comprehensive loss	$(5,854)	$(16,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Revenues	$58,595	$103,826

Cost of revenues	13,914	19,153

Gross profit	44,681	84,673

Operating expenses:
Engineering and product development	967	1,416
Selling and marketing	46,371	73,894
General and administrative	12,463	23,731
	59,801	99,041
Loss from continuing operations before interest and other financing expense, net	(15,120)	(14,368)

Interest and other financing expense, net	(936)	(4,443)
Loss from continuing operations before income taxes	(16,056)	(18,811)

Income tax benefit	2,919	701

Loss from continuing operations	(13,137)	(18,110)

Discontinued operations:
Loss from discontinued operations, net of taxes	(6,708)	(4,658)
Gain on sale of discontinued operations, net of taxes	10,783	-

Net loss	$(9,062)	$(22,768)

Basic and diluted net loss per share:
Continuing operations	$(0.66)	$(0.97)
Discontinued operations	(0.45)	(0.25)
	$(1.11)	$(1.22)

Shares used in computing basic and diluted net loss per share	19,958,623	18,722,459

Other comprehensive loss:
Foreign currency translation adjustments	$(568)	$(649)
Comprehensive loss	$(9,630)	$(23,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2015	20,376,245	$204	$110,391	$(67,817)	$(513)	$42,265
Stock-based compensation related to stock options and restricted stock, (including accelerated vesting for discontinued operations)	1,700,473	17	5,884	-	-	5,901
Registration costs	-	-	(84)	-	-	(84)
Other comprehensive loss	-	-	-	-	(568)	(568)
Net loss for the nine months ended September 30, 2015		-	-	(9,062)	-	(9,062)
BALANCE, SEPTEMBER 30, 2015	22,076,718	$221	$116,191	$(76,879)	$(1,081)	$38,452

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(9,062)	$(22,768)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,567	1,627
Provision for doubtful accounts	1,146	5,831
Deferred income taxes	347	246
Stock-based compensation	1,856	2,710
Loss (gain) on disposal of property and equipment	73	(10)
Amortization of bank debt issue costs and discount	-	2,358
Changes in operating assets and liabilities:
Accounts receivable	6,938	2,549
Inventories	3,460	1,114
Prepaid expenses and other assets	4,318	(1,231)
Accounts payable	(2,871)	(6,397)
Accrued compensation and related expenses	536	(991)
Other accrued liabilities (see Note 9)	(2,372)	(10,205)
Other liabilities	1	1
Deferred revenues	(2,437)	(2,254)
Net cash provided by (used in) operating activities – continuing operations	3,500	(27,420)
Net cash provided by operating activities – discontinued operations	5,987	129
Net cash provided by (used in) operating activities	9,487	(27,291)

Cash Flows From Investing Activities:
Purchases of property and equipment	(277)	(333)
Proceeds from (investments in) short-term deposit	87	14,106
Proceeds on sale of property and equipment	-	20
Net cash (used in) provided by investing activities – continuing operations	(190)	13,793
Net cash provided by (used in) investing activities – discontinued operations	61,296	(88,761)
Net cash provided by (used in) investing activities	61,106	(74,968)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2015	2014

Cash Flows From Financing Activities:
Registration costs	(84)	-
Repayment of debt	(76,500)	(15,687)
Payments on notes payable	(760)	(637)
Proceeds from credit facilities	-	85,000
Issuance of restricted stock, net of payroll taxes paid	-	(980)
Net cash used in financing activities – continuing operations	(77,344)	67,696
Net cash used in financing activities – discontinued operations	(92)	(368)
Net cash used in financing activities	(77,436)	67,328

Effect of exchange rate changes on cash	(133)	(346)
Net decrease in cash and cash equivalents	(6,976)	(35,277)
Cash and cash equivalents, beginning of period	10,349	45,388

Cash and cash equivalents, end of period	$3,373	$10,111

Supplemental information:

Cash paid for income taxes	$498	$1,036
Cash paid for interest	$2,119	$936

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

Acquisitions and Dispositions

On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. (“LCA-Vision” or “LCA”), which was a publicly–traded Delaware corporation. LCA is a provider of fixed-site laser vision corrections services at its Lasik Plus® vision centers. Through this acquisition, the Company intended to add an additional operating segment to its organization. The Company planned to begin to directly market certain of its existing products from these centers. The results of operations of LCA-Vision have been included from May 13, 2014 through January 31, 2015 into the Company’s consolidated financial statements as a discontinued operation. (See Note 3, Acquisition of LCA-Vision Inc.).

On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $37.7 million, substantially all of which were used to repay indebtedness. The LCA-Vision assets and liabilities were considered to be held for sale as of December 31, 2014. For the statement of comprehensive loss, for the three and nine months ended September 30, 2015, the activity related to LCA’s operations through the date of disposition, and any gains or losses therefrom, are captured as discontinued operations. (See Note 2, Discontinued Operations.)

On June 22, 2015, the Company, and certain subsidiaries, sold the assets, and related liabilities, of the XTRAC and VTRAC business for $42.5 million in cash, including restricted cash of $750 to be held in escrow for twelve months. The Company realized net proceeds of approximately $41 million, substantially all of which were used to repay the remaining balance of the credit facilities, including any outstanding forbearance fees and transaction fees. As management determined that the XTRAC and VTRAC business represent a component of which operations and cash flows can be clearly distinguished operationally and for financial reporting purposes, and also that the disposal represent a strategic shift that will have a major effect on the company’s remaining operations and financial results, it was concluded that the disposal qualified as a discontinued operations. Thus for the statements of operations, for the three and nine months ended September 30, 2015 and 2014, the activity related to the XTRAC and VTRAC business’ operations through the date of disposition, and any gains or losses there from, are reported as discontinued operations. The XTRAC and VTRAC business assets and liabilities were retrospectively reclassified as held for sale in the accompanying condensed consolidated balance sheet as of December 31, 2014. (See Note 2, Discontinued Operations.)

On August 31, 2015 the Company entered into a First Amendment (the “First Amendment”) to its Stock Purchase Agreement (the “Stock Purchase Agreement”) of January 31, 2015, under which the Company and its subsidiary LCA-Vision Inc. (“LCA”) sold LCA and its subsidiaries to Vision Acquisition, LLC (“Vision”). The First Amendment amends the Stock Purchase Agreement to permit an Internal Revenue Code Section 338(h)(10) or 336(e) election under which all parties to the transaction, including the Company, are treated for tax purposes as if Vision had purchased the assets of LCA rather than LCA’s stock. Vision agreed to pay the Company the sum of $300 for entry into the First Amendment. The transaction was completed as of August 31, 2015 and such amount was included in the three months ended at September 30, 2015 as an additional gain on the sale of discontinued operations.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Liquidity

On May 12, 2014, the Company had entered into $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase (“Chase”) which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.

Effective February 28, 2015, the Company had entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders that were parties to the Credit Agreement dated May 12, 2014, and with Chase, as Administrative Agent for the Lenders.

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders had agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if any new event of default occurs (the "Forbearance Period"). Chase and the Lenders also agreed that the Company would not be obligated to pay the principal amounts set forth in the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so would not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250 on the first business day of each month during the Forbearance Period, which were applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125 to the extent that the cash-on-hand exceeded $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity. There were additional terms agreed to by the Company regarding the interest rate to be charged upon the outstanding balance of the Loans, compensation paid to officers, the use of funds for capital projects, and the preparation of a strategic business plan to repay the outstanding balances to the Lenders.

Also, as consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company had agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which were earned on the last business day of each of the specified months: for May and June 2015, $750 each month, with additional amounts specified for later periods. In addition, the $500 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remained due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. The Second Amended Forbearance Agreement was also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.

On June 23, 2015, the Company repaid in full the outstanding balances of the Facilities (including all unpaid interest). Pursuant to the Payoff Letter, effective as of June 23, 2015, and all other termination and release documents in connection therewith, the Company and its subsidiaries have been released from all of their obligations, including any guarantee and collateral obligations, and other additional terms in connection with the Facilities. The Company has used the proceeds from the sale of the XTRAC and VTRAC Business to complete payment of the outstanding amounts under the Facilities and ancillary costs, which totaled $40.3 million.

On September 1, 2015, PhotoMedex, Inc. and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement and a Supplemental Agreement (together, the “Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”). Under the Asset Purchase Agreement, JIKANG is to acquire the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”). The agreement was later amended to add an affiliate company to the transaction. The Company will receive net cash of approximately $1.2 million after payment of closing and ancillary costs. The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. JIKANG will provide two letters of credit to the Company for the remainder of the Purchase Price. The $1 million Letter of Credit will become payable to the Company on or about November 17, 2015, at which time substantially all the assets will be then be transferred to JIKANG in consummation of the transaction. The remaining Letter of Credit, for $200, will be payable to the Company by February 17, 2016, after certain post-closing steps including the receipt of all assets at JIKANG’s facilities and the training of JIKANG’s personnel. The Asset Purchase Agreement contains customary representations, warranties and covenants by each of the Company, PTECH and JIKANG, as well customary indemnification provisions among the parties. The Company has recorded the deposit as an accrued liability as of September 30, 2015 until the significant uncertainty on the collectability of the $1million Letter of Credit and the subsequent transfer of substantially all the assets to the purchaser will be resolved. Management does not believe that the sale of the SLT business represents a strategic shift for the company.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Basis of Presentation:

Accounting Principles

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (“fiscal 2014”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from our audited consolidated financial statements contained in our Annual Report on Form 10-K for fiscal 2014, and has been retrospectively adjusted to reflect the assets and liabilities of certain discontinued operations within assets and liabilities held for sale. (See Note 2, Discontinued Operations.)

The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015 or for any other interim period or for any future period.

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

Commencing January 1, 2015 (the effective date of the ASU 2014-08-see below), only disposal of a component of an entity is a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, required to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented. Accordingly, the assets and liabilities of the XTRAC and VTRAC as of December 31, 2014 were reclassified and presented as assets and liabilities held for sale (without changing their classification as current or non-current). Also, the results of the operations of LCA operating segment and the XTRAC and VTRAC business were presented as discontinued operations in the consolidated statements of operations (see also Note 2, Discontinued operations).

The results of discontinued operations are reported in discontinued operations in the consolidated statement of comprehensive loss for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Depreciation is not recorded on assets of a business while it is classified as held for sale.

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

For revenue arrangements with multiple deliverables within a single, contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract is accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis.

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

At September 30, 2015, the balance of such derivative instruments amounted to approximately $0 in liabilities and approximately $113 were recognized as financing expense in the Statement of Comprehensive (Loss) Income during the nine months ended that date.

The nominal amounts of foreign currency derivatives as of September 30, 2015 consist of forward transactions for the exchange of $0 into NIS as of September 30, 2015.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2015 and 2014 (with respect to the continuing operations) is summarized as follows:

	September 30,
	2015	2014
	(unaudited)	(unaudited)
Accrual at beginning of period	$529	$1,151
Additions charged to warranty expense	202	545
Expiring warranties	(14)	(209)
Claims satisfied	(345)	(667)
Balance at end of period	$372	$820

For extended warranty on the consumer products, see Revenue Recognition above.

Earnings Per Share

Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	21,488,832	18,724,419	19,958,623	18,722,459
Dilutive effect of stock options and warrants	-	-	-	-
Diluted number of common and common stock equivalent shares outstanding	21,488,832	18,724,419	19,925,623	18,722,459

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Diluted earnings per share for the three and nine months ended September 30, 2015, exclude the impact of common stock options and warrants, totaling 1,459,824 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods. Diluted earnings per share for the three and nine months ended September 30, 2014, excluded the impact of common stock options and warrants, totaling 2,623,682 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods.

Adoption of New Accounting Standards

In April 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").

The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the organization’s operations and financial results. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations.

The provisions of ASU 2014-08 were required to be applied in a prospective manner to disposals or classifications as held for sale components of an entity that occur with annual periods beginning on or after December 15, 2014 and interim periods within those years.

The Company applied the provisions of ASU 2014-08 in the first quarter of 2015. Accordingly, the company applied ASU 2014-08 with respect to the discontinuance of the XTRAC and VTRAC business which occurred during June 2015 (see Note 2, Discontinued Operations). However, the discontinuance of LCA business which was presented in the accompanying December 31, 2014 consolidated balance sheets as held for sale was accounted for in accordance with previous GAAP.

The adoption of ASU 2014-08 did not have a material impact on the Company's consolidated results of operations and financial condition and also did not affect disposals or classifications as held for sale, of components (such as the sale of LCA) that occurred before the provisions of ASU 2014-08 became effective.

Recently Issued Accounting Standards

In July, 2015, The FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11").

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

In May 2014, The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09").

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

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017 which effective date was recently updated according to ASU 2015-14, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is permitted only as of annual reported periods beginning after December 15, 2016, including interim periods within such reporting period. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 provide guidance on management’s responsibility in evaluating whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 also provide guidance related to the required disclosures as a result of management evaluation. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance which is prospectively effective for fiscal years beginning after December 15, 2015, requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The Company believes that this will not have a material impact on its consolidated financial statements.

For public business entities, the amendments ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued.

Note 2

Discontinued Operations:

On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million. The sale was effective June 22, 2015. The domestic XTRAC business was considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then paid us based on the number of treatments administered with the device. The domestic revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brings a shift in focus of management. The Company accordingly classified this former business as held for sale in accordance and discontinued operations with ASC Topic 360.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the XTRAC and VTRAC business as discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to XTRAC and VTRAC business were presented as assets held for sale and as liabilities held for sale respectively. The Company recognized a gain of $10,634, net of tax of $3,954, on the sale of the discontinued operations in the nine months ended September 30, 2015, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the three months ended September 30, 2015 and 2014 were $0 and $7,598, respectively. Loss from the XTRAC and VTRAC business, reported as discontinued operations, for the three months ended September 30, 2015 and 2014 were $0 and $378, respectively.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the nine months ended September 30, 2015 and 2014 was $14,669 and $20,837, respectively. Loss from the XTRAC and VTRAC business, reported as discontinued operations, for the nine months ended September 30, 2015 was $5,042, which includes interest expense of $2,289 and stock compensation of $1,684 related to the contractual acceleration of vesting of awards then outstanding to employees from the XTRAC and VTRAC business, included as the result of acceleration of vesting periods, due to the sale. Income from the XTRAC and VTRAC business, reported as discontinued operations, for the nine months ended September 30, 2014 was $1,499.

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

The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to LCA were presented as assets held for sale and as liabilities held for sale, respectively. The Company recognized an estimated loss of $44,598 on the sale of the discontinued operations during the fourth quarter and the year ended December 31, 2014, which included a decrease in the implied fair value of goodwill, related to LCA, of $43,091. The remaining loss of $1,507 represents the difference between the adjusted net purchase price and the carrying value of the disposal group. The impairment amount was categorized as level 3 measurements. For the nine months ended September 30, 2015, the Company recorded an adjustment of $41 on the sale of the discontinued operations of LCA.

The Company entered into a First Amendment (the “First Amendment”) to its Stock Purchase Agreement (the “Stock Purchase Agreement”) of January 31, 2015, under which the Company and its subsidiary LCA-Vision Inc. (“LCA”) sold LCA and its subsidiaries to Vision Acquisition, LLC (“Vision”). The First Amendment amends the Stock Purchase Agreement to permit an Internal Revenue Code Section 338(h)(10) or 336(e) election under which all parties to the transaction, including the Company, are treated for tax purposes as if Vision had purchased the assets of LCA rather than LCA’s stock. Vision agreed to pay the Company the sum of $300 for entry into the First Amendment. The transaction was completed as of August 31, 2015 and such amount was included in the three months ended September 30, 2015 as an additional gain on the sale of discontinued operations.

Revenues from LCA, reported as discontinued operations, for the three months ended March 31, 2015 and for the nine months ended September 30, 2015 were $9,158. Loss from LCA, reported as discontinued operations, for the three months ended March 31, 2015 and for the nine months ended September 30, 2015 was $1,667, which includes stock compensation of $2,363 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of LCA.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash and on August 31, 2015 amended the transaction to permit an Internal Revenue Code Section 338(h)(10) or 336(e) election under which all parties to the transaction, including the Company, are treated for tax purposes as if Vision had purchased the assets of LCA rather than LCA’s stock. Vision agreed to pay the Company the additional sum of $300 for entry into the First Amendment.

Note 4

Inventories:

	September 30, 2015	December 31, 2014
	(unaudited)
Raw materials and work in progress	$4,480	$5,451
Finished goods	9,119	11,660
Total inventories	$13,599	$17,111

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5

Property and Equipment, net:

	September 30, 2015	December 31, 2014
	(unaudited)
Equipment, computer hardware and software	$5,152	$4,817
Furniture and fixtures	444	442
Leasehold improvements	442	445
	6,038	5,704
Accumulated depreciation and amortization	(4,666)	(4,292)
Property and equipment, net	$1,372	$1,412

Depreciation and related amortization expense was $84 and $292 for the nine months ended September 30, 2015 and 2014, respectively.

Note 6

Patents and Licensed Technologies, net:

	September 30, 2015	December 31, 2014
	(unaudited)
Gross amount beginning of period	$7,014	$7,049
Additions	45	168
Translation differences	(7)	(190)
Gross amount end of period	7,052	7,027

Accumulated amortization	(3,750)	(3,074)

Patents and licensed technologies, net	$3,302	$3,953

Related amortization expense was $681 and $619 for the nine months ended September30, 2015 and 2014, respectively. Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:

Last three months of 2015	$316
2016	736
2017	440
2018	430
2019	415
Thereafter	965
Total	$3,302

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 7

Goodwill and Other Intangible Assets:

Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets in a business combination transaction. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed at least annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team. Furthermore, the purchase price paid by Radiancy, Inc., a private company, included, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post-merger and having an access to capital markets and stockholder liquidity.

Balance at January 1, 2015	$20,906
Translation differences	(340)
Impairment of goodwill allocated to Brazil operations	(121)
Balance at September 30, 2015	$20,445

The Company’s cumulative impairment losses of goodwill related to the continuing operations as of September 30, 2015 is $121 related to the closing of its Brazil operations effective September 30, 2015. See Note 2 regarding impairment of goodwill allocated to the activities of LCA which is presented as discontinued operations.

Set forth below is a detailed listing of other finite-lived intangible assets:

	September 30, 2015			December 31, 2014
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross amount beginning of period	$3,589	$4,686	$8,275	$3,672	$4,816	$8,488
Translation differences	(13)	(31)	(44)	(80)	(128)	(208)
Gross amount end of period	3,576	4,655	8,231	3,592	4,688	8,280

Accumulated amortization	(1,368)	(1,778)	(3,146)	(1,092)	(1,426)	(2,518)

Net Book Value	$2,208	$2,877	$5,085	$2,500	$3,262	$5,762

Related amortization expense was $647 and $712 for the nine months ended September 30, 2015 and 2014, respectively. Customer Relationships embody the value to the Company of relationships that PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with PhotoMedex products (e.g. “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

Last three months of 2015	$207
2016	832
2017	832
2018	832
2019	832
Thereafter	1,550
Total	$5,085

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 8

Accrued Compensation and related expenses:

	September 30, 2015	December 31, 2014
	(unaudited)
Accrued payroll and related taxes	$250	$453
Accrued vacation	148	193
Accrued commissions and bonuses	2,347	1,569
Total accrued compensation and related expense	$2,745	$2,215

Note 9

Other Accrued Liabilities:

	September 30, 2015	December 31, 2014
	(unaudited)
Accrued warranty, current, see Note 1	$372	$529
Accrued taxes, net	2,111	1,105
Accrued sales returns (1)	4,866	7,651
Other accrued liabilities	3,147	3,333
Total other accrued liabilities	$10,496	$12,618

(1)	The activity in the accrued sales returns liability account was as follows:

	Nine Months Ended September 30,
	2015	2014
	(unaudited)	(unaudited)
Balance at beginning of year	$7,651	$16,046
Additions that reduce net sales	16,090	28,320
Deductions from reserves	(18,875)	(37,305)
Balance at end of period	$4,866	$7,061

Note 10

Long-term Debt:

In the following table is a summary of the Company’s long-term debt:

	September 30, 2015	December 31,2014
	(unaudited)
Senior-secured credit facilities	$-	$76,500
Less: current portion	-	(38,732)
Long-term debt	$-	$37,768

Senior Secured Credit Facilities

On May 12, 2014, the Company had entered into an $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase (“Chase”) which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.

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

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders had agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if any new event of default occurs (the "Forbearance Period"). Chase and the Lenders also agreed that the Company would not be obligated to pay the principal amounts set forth in the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so would not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250 on the first business day of each month during the Forbearance Period, which were applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125, to the extent that the cash-on-hand exceeded $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity. There were additional terms agreed to by the Company regarding the interest rate to be charged upon the outstanding balance of the Loans, compensation paid to officers, the use of funds for capital projects, and the preparation of a strategic business plan to repay the outstanding balances to the Lenders.

Also, as consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company had agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which were earned on the last business day of each of the specified months: for May and June 2015, $750 each month, with additional amounts specified for later periods. In addition, the $500 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remained due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. The Second Amended Forbearance Agreement was also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.

On June 23, 2015, the Company repaid in full the remaining outstanding balances of the Facilities (including all unpaid interest). Pursuant to the Payoff Letter, effective as of June 23, 2015, and all other termination and release documents in connection therewith, the Company and its subsidiaries have been released from all of their obligations, including any guarantee and collateral obligations, in connection with the Facilities. The Company has used the proceeds from the sale of the XTRAC and VTRAC Business, as well as its subsidiary in India, to complete payment of the remaining outstanding amount under the Facilities and ancillary costs, which totaled $40.3 million.

Note 11

Income Taxes:

The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The application of the rules of ASC 740-270, Interim Reporting (of taxes), to the results of continuing operations (losses) for the three month and nine month period ended September 30, 2015 and the discontinued operations resulting from the XTRAC and VTRAC sale in June 2015 (net gain), result in an allocation of US federal and state tax expense and UK tax expense to the discontinued operations. The three month and nine month losses from continuing operations in the US and the UK, which otherwise would not show a tax benefit (a 100% valuation allowance would apply against such tax benefits), report a tax benefit in the third quarter limited to the amount of the tax expense reported on the profit / gain from discontinuing operations. This reporting is covered by an exception to the normal rules under ASC 740-270, Interim Reporting.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The difference between the Company's effective tax rates for the three and nine month periods ended September 30, 2015 and the U.S. Federal statutory rate (34%) is primarily the result of two factors. The tax benefits in the US and UK are computed under the statutory rates of 36.8% (federal and state) and 20% respectively but them limited as explained above. Tax expense in Israel is computed using an effective rate of 26.5%. During the nine months ended September 30, 2015, the Company recorded a tax benefit from continuing operations of $2,919 which is offset by tax expense on the sale of discontinued operations of $4,064.

During the three and nine months ended September 30, 2015, the Company had no material changes to liabilities for uncertain tax positions. The Company is currently under examination for its 2012 United States federal return and various states. At this time, the Company does not believe that the results of these examinations will have a material impact on its financial statements.

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

A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company’s insurance carrier agreed on a possible settlement. On August 11, 2015, the Court entered an order approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive. The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that helped to defray the cost of the proposed settlement, and does not expect the proposed settlement to have a material impact on its financial results. The settlement was approved by the Court on August 11, 2015. The Company had paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff’s counsel were paid by the carrier of the insurance policy

The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The plaintiffs’ who initiated this complaint have agreed to be part of, and be bound by, the settlement reached in the United States District Court for the Eastern District of Pennsylvania against the Company and the same two top executives as described above.

There were multiple class-action lawsuits filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA’s chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” and “deal-protection” provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA’s Board breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants’ alleged breaches of duty. The parties have reached a possible settlement in these suits. On August 11, 2015, the Ohio Court entered an order approving that proposed settlement. Under the terms of settlement, LCA had published certain additional disclosure statements regarding its acquisition by the Company and its financial statements prior to its shareholder vote on the acquisition, which was held on May 12, 2014. The settlement also provided for the payment of certain plaintiffs' counsel's fees and expenses with respect to the action. LCA maintained insurance that helped defray the cost of the proposed settlement; the Company contributed less than $100 to the settlement, plus the payment of its legal fees; the settlement did not have a material impact on its financial results. As a result of the settlement, this action was dismissed with prejudice

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company’s subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy’s President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. A mediation was scheduled in this matter for November 24, 2014, but no settlement was reached. On March 30, 2015, the Court dismissed this action in its entirety for failure to state a claim. The Court specifically dismissed with prejudice the claims pursuant to New York General Business Law §§349-50 and the implied warranty of fitness for a particular purpose; the other counts against Radiancy were dismissed without prejudice. The Court also granted Dr. Rafaeli's motion to dismiss the actions against him for lack of personal jurisdiction over him by the Court. The Court denied the plaintiffs request for jurisdictional discovery with respect to Dr. Rafaeli and plaintiffs request to amend the complaint. Radiancy and its officers intend to continue to vigorously defend themselves against any attempts to continue this lawsuit.

On July 17, 2014, plaintiffs’ attorneys refiled their putative class action lawsuit in the United States District Court for the District of Columbia against only the Company’s subsidiary, Radiancy, Inc. The claims of the suit are virtually identical to the claims originally considered, and dismissed without prejudice, by the same Court. A companion suit was filed in the United States District Court for the Southern District of New York, raising the same claims on behalf of plaintiffs from New York and West Virginia against Radiancy and its President, Dr. Dolev Rafaeli. That New York case has now been removed to the D.C. Court and the cases are in process of being consolidated into one action. The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company and its subsidiary, Radiancy, Inc. had filed suit against Schulberg MediaWorks in the United States District Court for the Eastern District of Pennsylvania. The suit sought resolution of unbilled amounts allegedly owed to Schulberg and the return of the Company's media assets. All claims in the suit have been settled and all claims and past due amounts were settled for $300 which was paid subsequent to the end of the quarter.

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

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 6,000,000 shares, of which 3,071,095 shares had been issued or were reserved for issuance as awards of shares of common stock, and 859,026 shares were reserved for outstanding options as of September 30, 2015.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2015 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2015	1,159,554	$16.23
Granted	-	-
Exercised	-	-
Cancelled	(287,616)	14.79
Outstanding, September 30, 2015	871,938	$16.70
Options exercisable at September 30, 2015	572,338	$16.52

At September 30, 2015, there was $4,694 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.86 years. The intrinsic value of options outstanding and exercisable at September 30, 2015 was not significant.

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

On February 26, 2015, the Company issued 1,495,000 restricted stock units to a number of employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the quoted market price of the Company’s common stock units on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock units issued was $2,766.

Total stock based compensation expense was $5,901, including $4,046 that is included in discontinued operations, and $2,710 for the nine months ended September 30, 2015 and 2014, respectively, including amounts relating to consultants.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 14

Business Segments and Geographic Data:

The Company organized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the sales of skincare products, the sales of surgical disposables and accessories to hospitals and surgery centers and on the repair, maintenance and replacement parts on our various products. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat-based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. On June 22, 2015, the Company sold its XTRAC and VTRAC business and has classified the revenues and expenses of this business to discontinued operations. The domestic XTRAC business revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our professional equipment segment. For a period during 2014 through January 31, 2015 the Company had a fourth operating segment, Clinics segment. This represented our LCA business which was classified as discontinued operations as of December 31, 2014. See also Note 2, Discontinued Operations.

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

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2015 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$15,994	$1,315	$689	$17,998
Costs of revenues	3,348	525	468	4,341
Gross profit	12,646	790	221	13,657
Gross profit %	79.1%	60.1%	32.1%	75.9%

Allocated operating expenses:
Engineering and product development	245	19	(25)	239
Selling and marketing expenses	13,198	1,009	70	14,277

Unallocated operating expenses	-	-	-	3,450
	13,443	1,028	45	17,966
Income (loss) from continuing operations	(797)	(238)	176	(4,309)

Interest and other financing income, net	-	-	-	(332)

Income (loss) from continuing operations before income taxes	$(797)	$(238)	$176	$(4,641)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Three Months Ended September 30, 2014 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$24,938	$2,089	$986	$28,013
Costs of revenues	4,364	927	585	5,876
Gross profit	20,574	1,162	401	22,137
Gross profit %	82.5%	55.6%	40.7%	79.0%

Allocated operating expenses:
Engineering and product development	290	52	142	484
Selling and marketing expenses	20,001	901	119	21,021

Unallocated operating expenses	-	-	-	8,245
	20,291	953	261	29,750
Income (loss) from continuing operations	283	209	140	(7,613)

Interest and other financing expense, net	-	-	-	(4,009)

Income (loss) from continuing operations before income taxes	$283	$209	$140	$(11,622)

Nine Months Ended September 30, 2015 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$51,659	$4,742	$2,194	$58,595
Costs of revenues	10,922	1,807	1,185	13,914
Gross profit	40,737	2,935	1,009	44,681
Gross profit %	78.9%	61.9%	46.0%	76.3%

Allocated operating expenses:
Engineering and product development	874	77	16	967
Selling and marketing expenses	43,023	3,099	249	46,371

Unallocated operating expenses	-	-	-	12,463
	43,897	3,176	265	59,801
Income (loss) from continuing operations	(3,160)	(241)	744	(15,120)

Interest and other financing expense, net	-	-	-	(936)

Income (loss) from continuing operations before income taxes	$(3,160)	$(241)	$744	$(16,056)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Nine Months Ended September 30, 2014 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$94,261	$6,868	$2,697	$103,826
Costs of revenues	14,597	3,029	1,527	19,153
Gross profit	79,664	3,839	1,170	84,673
Gross profit %	84.5%	55.9%	43.4%	81.6%

Allocated operating expenses:
Engineering and product development	863	174	379	1,416
Selling and marketing expenses	70,382	2,824	688	73,894

Unallocated operating expenses	-	-	-	23,731
	71,245	2,998	1,067	99,041
Income (loss) from continuing operations	8,419	841	103	(14,368)

Interest and other financing expense, net	-	-	-	(4,443)

Income (loss) from continuing operations before income taxes	$8,419	$841	$103	$(18,811)

For the three and nine months ended September 30, 2015 and 2014 (unaudited), net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
North America [1]	$11,103	$19,472	$39,827	$77,992
Asia Pacific [2]	1,147	1,081	3,403	3,850
Europe (including Israel)	5,716	7,221	15,139	20,840
South America	32	239	226	1,144
	$17,998	$28,013	$58,595	$103,826

[1] United States	$10,281	$17,019	$35,407	$67,142
[1] Canada	$822	$2,453	$4,420	$10,850
[2] Japan	$190	$435	$385	$755

As of September 30, 2015 and December 31, 2014, long-lived assets by geographic area were as follows:

	September30, 2015	December 31, 2014
	(unaudited)
North America	$191	$265
Asia Pacific	32	16
Europe (including Israel)	1,147	1,127
South America	2	4
	$1,372	$1,412

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 15

Significant Customer Concentration:

Customer (A) representing retail sales reflected in the Company’s Consumer Segment in the amount of $1,836 represented approximately 10.2% of consolidated revenues for the three months ended September 30, 2015. No single customer accounted for more than 10% of total company revenues for the nine months ended September 30, 2015 or either of the three or nine months ended September 30, 2014.

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

Introduction, Outlook and Overview of Business Operations

On June 22, 2015, the Company, and certain subsidiaries, sold the assets, and related liabilities, of the XTRAC and VTRAC business for $42.5 million in cash, including $750 in escrow. The Company realized net proceeds of approximately $41 million, substantially all of which were used to repay the credit facilities, including any outstanding forbearance fees. This asset sale was accounted for as a discontinued operation. Thus for the statements of operations, for the three and nine months ended September 30, 2015 and 2014, the activity related to the XTRAC and VTRAC business’ operations through the date of disposition, and any gains or losses there from, are captured as discontinued operations. The XTRAC and VTRAC business assets and liabilities were reported to be held for sale as of December 31, 2014.

LCA, acquired by the Company on May 12, 2014, is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, had reached a formal decision during December 2014 to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly classified this former segment as held for sale and discontinued operations. On February 2, 2015, the Company closed on the sale transaction of 100% of the shares of LCA for $40 million in cash.

The accompanying condensed consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to LCA were presented as assets held for sale and as liabilities held for sale, respectively.

On August 31, 2015 the Company entered into a First Amendment to its Stock Purchase Agreement of January 31, 2015, under which the Company and its subsidiary LCA-Vision Inc. (“LCA”) sold LCA and its subsidiaries to Vision Acquisition, LLC. The First Amendment amends the Stock Purchase Agreement to permit an Internal Revenue Code Section 338(h)(10) or 336(e) election under which all parties to the transaction are treated for tax purposes as if Vision had purchased the assets of LCA rather than LCA’s stock. Vision agreed to pay the Company the sum of $300 for entry into the First Amendment. The transaction was completed as of August 31, 2015 and such amount was included in the three months ended at September 30, 2015 as an additional gain on the sale of discontinued operations.

On September 1, 2015, PhotoMedex, Inc. and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement and a Supplemental Agreement (together, the “Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”). Under the Asset Purchase Agreement, JIKANG is to acquire the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”). The agreement was later amended to add an affiliate company to the transaction. The Company will receive net cash of approximately $1.2 million after payment of closing and ancillary costs. The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. JIKANG will provide two letters of credit to the Company for the remainder of the Purchase Price. The $1 million Letter of Credit will become payable to the Company on or about November 17, 2015, at which time substantially all the assets will be then be transferred to JIKANG in consummation of the transaction. The remaining Letter of Credit, for $200, will be payable to the Company by February 17, 2016, after certain post-closing steps including the receipt of all assets at JIKANG’s facilities and the training of JIKANG’s personnel. The Asset Purchase Agreement contains customary representations, warranties and covenants by each of the Company, PTECH and JIKANG, as well customary indemnification provisions among the parties. The Company has recorded the deposit as an accrued liability as of September 30, 2015 until the significant uncertainty on the collectability of the $1million Letter of Credit and the subsequent transfer of substantially all the assets to the purchaser will be resolved. Management does not believe that the sale of the SLT business represents a strategic shift for the company.

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

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 6 million no!no!® products to consumers, the majority of whom have been in Japan and North America.

Our products are sold in large markets around the world, and although the Company has sold cumulatively more than 6 million no!no! brand products, this represents only a fraction of the population in these markets, including:, the United States with approximately 318 million people; Japan with a population of approximately 127 million people; Germany (pop. 81 million); United Kingdom (pop. 64 million); Canada (pop. 35 million); Australia (pop. 23 million) and Hong Kong (pop. 7 million). As the modality for consumers’ preferences in being exposed to product advertising continues to evolve, the Company is continually challenged with introducing new and innovative advertisements and formats to expose consumers to its products and offer them for sale to these audiences.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $10 million and $17 million for the three months ended September 30, 2015 and 2014, respectively. Our consumer distribution segment in North America had sales of approximately $35 million and $71 million for the nine months ended September 30, 2015 and 2014, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Neiman Marcus, Nordstrom, Henri Bendel, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $6 million and $8 million for the three months ended September 30, 2015 and 2014, respectively. In the international consumer segment, sales were approximately $17 million and $24 million for the nine months ended September 30, 2015 and 2014, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international markets are Japan, United Kingdom and Australia with the recent additions of Germany, Brazil, Columbia and Hong Kong.

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

We now possess an expanded product offering for the physician community. We are also distributing through our direct sales force the LHE-based professional products in addition to our other equipment to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as an opportunity, as well as a resource in expanding the Professional segment of our revenues.

Sales and Marketing

As of September 30, 2015, our sales and marketing personnel consisted of 39 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended September 30, 2015. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Consumer	$15,994	$24,938	$51,659	$94,261
Physician Recurring	1,315	2,089	4,742	6,868
Professional	689	986	2,194	2,697

Total Revenues	$17,998	$28,013	$58,595	$103,826

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Direct-to-consumer	$10,597	$17,037	$36,467	$69,669
Distributors	259	404	910	1,743
Retailers and home shopping channels	5,138	7,497	14,282	22,849

Total Consumer Revenues	$15,994	$24,938	$51,659	$94,261

For the three months ended September 30, 2015, consumer products revenues were $15,994 compared to $24,938 in the three months ended September 30, 2014. For the nine months ended September 30, 2015, consumer products revenues were $51,659 compared to $94,261 in the nine months ended September 30, 2014.The decrease of 35.9% and 45.2% during the periods, respectively, was mainly due to the following reasons:

•	Direct to Consumer. Revenues for the three months ended September 30, 2015 were $10,597 compared to $17,037 for the same period in 2014. Revenues for the nine months ended September 30, 2015 were $36,467 compared to $69,669 for the same period in 2014. The decrease of 38% and 48%, respectively, was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the three months ended September 30, 2015 were $5,138 compared to $7,497 for the same period in 2014. Revenues for the nine months ended September 30, 2015 were $14,282 compared to $22,849 for the same period in 2014. The decrease of 31% and 37%, respectively, was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the UK. Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the three months ended September 30, 2015 were $259 compared to $404 for the same period in 2014. Revenues for the nine months ended September 30, 2015 were $910 compared to $1,743 for the same period in 2014. The decrease in revenues of 36% and 48%, respectively, was generally due to the timing of purchase orders from our distributors.

Due to the decline in revenues, discussed above, management determined that there was a risk of goodwill impairment for this segment. As of September 30, 2015 goodwill allocated to the Consumer segment was $20,445. We conducted a goodwill impairment analysis as June 30, 2015 and again evaluated the underlying assumptions of that analysis as of September 30, 2015 while considering the developing marketing initiatives being implemented to grow revenues for our existing products leveraging the cumulative brand identity. Our assessment concluded that there was not any impairment of goodwill. Our analysis employed the use of both a market and income approach, with each method given equal weighting. Significant assumptions used in the income approach include growth and discount rates, margins and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Consumer has a fair value that is nominally in excess of its carrying value. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our actual results and/or estimates or any of our other assumptions used in our analysis could result in a different conclusion.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$9,755	$17,020	$34,811	$70,754
International	6,239	7,918	16,848	23,507

Total Consumer Revenues	$15,994	$24,938	$51,659	$94,261

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Neova skincare	$1,074	$1,616	$3,785	$5,430
Surgical products	203	441	856	1,326
Other	38	32	101	112

Total Physician Recurring Revenues	$1,315	$2,089	$4,742	$6,868

NEOVA skincare

For the three months ended September 30, 2015, revenues were $1,074 compared to $1616 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, revenues were $3,785 compared to $5,430 for the nine months ended September 30, 2014. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets. The decrease in revenues in the three and nine month periods is generally due to a customer in the hair restoration business discontinuing purchasing a specific product line designed for use in that type of procedure.

Surgical products

For the three months ended September 30, 2015 and 2014, revenues were $203 and $441, respectively. For the nine months ended September 30, 2015 and 2014, revenues were $856 and $1,326, respectively. These revenues are generated from the sale of various related laser fibers and laser disposables in both the domestic and international markets. On September 1, 2015, PhotoMedex, Inc. and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement with DaLian JiKang Medical Systems Import & Export Co., LTD. The agreement was later amended to add an affiliate company to the transaction. Under the Asset Purchase Agreement, JIKANG is to acquire the SLT® surgical laser business from PTECH, for a total purchase price of $1.5 million. The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. JIKANG provided two letters of credit to the Company for the remainder of the Purchase Price. A $1 million Letter of Credit will become payable to the Company on or about November 17, 2015, at which time substantially all the assets will be then be transferred to JIKANG in consummation of the transaction. The remaining Letter of Credit, for $200, will be payable to the Company by February 17, 2016, after certain post-closing steps including the receipt of all assets at JIKANG’s facilities and the training of JIKANG’s personnel. The Company has recorded the deposit as an accrued liability as of September 30, 2015 until the significant uncertainty on the collectability of the $1million Letter of Credit and the subsequent transfer of substantially all the assets to the purchaser will be resolved. Management does not believe that the sale of the SLT business represents a strategic shift for the Company.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$1,214	$1,979	$3,527	$5,930
International	101	110	1,215	938

Total Physicians Recurring Revenues	$1,315	$2,089	$4,742	$6,868

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
LHE equipment	$320	$610	$1,098	$1,566
Omnilux/Lumiere equipment	369	355	958	1,018
Other	-	21	138	113

Total Professional Revenues	$689	$986	$2,194	$2,697

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended September 30, 2015 and 2014, LHE® brand products revenues were $320 and $610, respectively. For the nine months ended September 30, 2015 and 2014, LHE® brand products revenues were $1,098 and $1,566 respectively.

Omnilux/Lumiere equipment

For the three months ended September 30, 2015 and 2014, Omnilux/Lumiere equipment revenues were $369 and $355, respectively. For the nine months ended September 30, 2015 and 2014, Omnilux/Lumiere equipment revenues were $958 and $1,018, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for medical applications and the Lumière is a sister technology to Omnilux with the same patent protection, but it is designed for use in non-medical applications, especially at salons and spas.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
North America	$359	$588	$999	$1,424
International	330	398	1,195	1,273

Total Professional Revenues	$689	$986	$2,194	$2,697

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Consumer	$3,348	$4,364	$10,922	$14,597
Physician Recurring	525	927	1,807	3,029
Professional	468	585	1,185	1,527

Total Cost of Revenues	$4,341	$5,876	$13,914	$19,153

Overall, cost of revenues has decreased in the segments due to the related decrease in the revenues.

Gross Profit Analysis

Gross profit decreased to $13,657 for the three months ended September 30, 2015 from $22,137 during the same period in 2014. As a percentage of revenues, the gross margin was 75.9% for the three months ended September 30, 2015 and 79.0% during the same period in 2014. Gross profit decreased to $44,681 for the nine months ended September 30, 2015 from $84,673 during the same period in 2014. As a percentage of revenues, the gross margin was 76.3% for the nine months ended September 30, 2015 and 81.6% during the same period in 2014.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$17,998	$28,013	$58,595	$103,826
Percent decrease	(35.8)%		(43.6)%
Cost of revenues	4,341	5,876	13,914	19,153
Percent decrease	(26.1)%		(27.4)%
Gross profit	$13,657	$22,137	$44,681	$84,673
Gross margin percentage	75.9%	79.0%	76.3%	81.6%

The primary reasons for the changes in gross profit for the three and nine months ended September 30, 2015, compared to the same period in 2014, were due mainly to decreases in direct response revenues as well as home shopping and retailers within the Consumer segment.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$15,994	$24,938	$51,659	$94,261
Percent decrease	(35.9)%		(45.2)%
Cost of revenues	3,347	4,364	10,923	14,597
Percent increase/(decrease)	23.3%		(25.2)%
Gross profit	$12,647	$20,574	$40,736	$79,664
Gross margin percentage	79.1%	82.5%	78.9%	84.5%

Gross profit for the three and nine months ended September 30, 2015 decreased by $7,929 and $38,928 from the comparable periods in 2014. The key factor for these decreases were the decrease in all channels of consumer revenues particularly the direct-to-consumer channel which typically generated higher gross margins than the other consumer channels.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$1,315	$2,089	$4,742	$6,868
Percent decrease	(37.1)%		(31.0)%
Cost of revenues	525	927	1,807	3,029
Percent decrease	(43.4)%		(40.3)%
Gross profit	$790	$1,162	$2,935	$3,839
Gross margin percentage	60.1%	55.6%	61.9%	55.9%

Gross profit for the three and nine months ended September 30, 2015 decreased by $372 and $904, respectively from the comparable periods in 2014. The primary reason for the changes in gross profit and gross margin is due to the decrease in skincare revenues from a customer in the hair restoration business for a specific product line that has a lower gross margin than other skin care products in this business segment.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$689	$986	$2,194	$2,697
Percent decrease	(30.1)%		(18.7)%
Cost of revenues	469	585	1,184	1,527
Percent decrease	(20.0)%		(21.7)%
Gross profit	$220	$401	$1,010	$1,170
Gross margin percentage	32.1%	40.7%	46.0%	43.9%

Gross profit for the three and nine months ended September 30, 2015 decreased as a result of lower equipment sales for each period and the decrease in the gross margin percentage for each period reflects a change in the product mix of equipment sold in the comparable periods.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2015 decreased to $239 from $484 for the three months ended September 30, 2014. Engineering and product development expenses for the nine months ended September 30, 2015 decreased to $967 from $1,416 for the nine months ended September 30, 2014. The majority of this expense relates to the salaries of our worldwide engineering and product development team and both personnel levels and committed expenses were reduced.

Selling and Marketing Expenses

For the three months ended September 30, 2015, selling and marketing expenses decreased to $14,277 from $21,021 for the three months ended September 30, 2014. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the three months ended September 30, 2015 were 45.3% of total revenues compared to 47,8% of total revenues in the three months ended September 30, 2014. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 58.9% of total revenues for the three months ended September 30, 2015 compared to 60.8% of total revenues for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, selling and marketing expenses decreased to $46,371 from $73,894 for the nine months ended September 30, 2014. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the nine months ended September 30, 2015 were 46.0% of total revenues compared to 51.3% of total revenues in the nine months ended September 30, 2014. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 62.2% of total revenues for the nine months ended September 30, 2015 compared to 67.1% of total revenues for the nine months ended September 30, 2014.

General and Administrative Expenses

For the three months ended September 30, 2015, general and administrative expenses decreased to $3,450 from $8,245 for the three months ended September 30, 2014. The decrease was due to the following reasons:

•	In the three months ended September 30, 2015 we had a substantial reduction in bad debt expense of approximately $4 million compared to the same period in 2014 mostly related to the reduction in direct response revenues in the North America and Germany.

•	In the three months ended September 30, 2014, we had incurred $568 in bank related costs compared to $0 for the three months ended September 30, 2015.

In the three months ended September 30, 2015 major litigation expense was $178 compared to $916 for the three months ended September 30, 2014.

For the nine months ended September 30, 2015, general and administrative expenses decreased to $12,463 from $23,731 for the nine months ended September 30, 2014. The decrease was due to the following reasons:

•	In the nine months ended September 30, 2015, we had a substantial reduction in bad debt expense of approximately $5 million as compared to the same period in 2014, mostly related to the reduction in direct response revenues in North America and Germany.

•	In the nine months ended September 30, 2014, we had recorded $568 in bank related costs compared to $0 for the same period in 2015.

•	In the nine months ended September 30, 2015 major litigation expense was $700 compared to $2,310 for the three months ended September 30, 2014 LCA vision.

In the nine months ended September 30, 2014 we recorded $2,879 in costs related to the acquisition of LCA vision.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended September 30, 2015 decreased to $332 from $4,009 for the three months ended September 30, 2014. The decrease of $3,677 is mainly due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is the each subsidiaries’ respective local currency.

Net interest and other financing expense for the nine months ended September 30, 2015 decreased to $936 from $4,443 for the nine months ended September 30, 2014. The decrease of $3,507 is due to a decrease in interest expense. The interest expense was related to the long term debt that was entered into in May 2014. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is the each subsidiaries’ respective local currency.

Taxes on Income, Net

For the three months ended September 30, 2015, the net tax expense amounted to $658 as compared to $287 for the three months ended September 30, 2014. For the nine months ended September 30, 2015, the net tax benefit amounted to $2,919 as compared to $701 for the nine months ended September 30, 2014.

Net Income (Loss)

The factors described above resulted in net loss, including discontinued operations, of $5,109 during the three months ended September 30, 2015, as compared to a net loss of $14,943 during the three months ended September 30, 2014, a decrease of 66%. The factors described above resulted in net loss, including discontinued operations, of $9,062 during the nine months ended September 30, 2015, as compared to a net loss of $22,768 during the nine months ended September 30, 2014, a decrease of 60%.

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

	For the Three Months ended September 30,
	2015	2014	Change

Net income (loss)	$(5,109)	$(14,943)	$9,834

Adjustments:
Depreciation and amortization	503	580	(77)
Interest expense, net	332	4,009	(3,677)
Income tax expense (benefit)	658	287	371

EBITDA	(3,616)	(10,067)	6,451

Stock-based compensation expense	505	972	(467)
Bank related costs and financing expenses	-	2,358	(2,358)
Major litigation	178	916	(738)
Loss from discontinued operations		3,034	(3,034)
Gain from sale of discontinued operations	(190)	-	(190)

Non-GAAP adjusted (loss) income	$(3,123)	$(2,787)	$(336)

	For the Nine Months ended September 30,
	2015	2014	Change

Net loss	$(9,062)	$(22,768)	$13,706

Adjustments:
Depreciation and amortization	1,567	1,627	(60)
Interest expense, net	936	4,443	(3,507)
Income tax expense (benefit)	(2,919)	(701)	(2,218)

EBITDA	(9,478)	(17,399)	7,921

Stock-based compensation expense	1,856	2,710	(854)
Bank related costs and financing expenses	1,250	2,358	(1,108)
Major litigation	700	2,310	(1,610)
Loss from discontinued operations	6,708	4,658	2,050
Gain from sale of discontinued operations	(10,783)	-	(10,783)

Non-GAAP adjusted income	$(9,747)	$(5,363)	$(4,384)

Liquidity and Capital Resources

At September 30, 2015, our current ratio was 1.31 compared to 1.24 at December 31, 2014. As of September 30, 2015 we had $7,568 of working capital compared to $25,595 as of December 31, 2014. Cash and cash equivalents were $4,123, including restricted cash of $750, as of September 30, 2015, as compared to $10,349 as of December 31, 2014. In addition, we had $87 in short term bank deposits as of December 31, 2014.

On May 12, 2014, the Company had entered into an $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase (“Chase”) which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.

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

We believe our existing balances of cash and cash equivalents as well as availability to external debt proposals and expected proceeds from asset sales will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the third quarter of 2016. However, there is no guarantee that we will be able to meet the conditions of these external debt proposals or that the costs of such proposals may not be prohibitive or amounts from certain asset sales will be collectible when due. Such a result could have a material adverse effect on us and our financial condition.

Net cash and cash equivalents provided by operating activities was $9,410 for the nine months ended September 30, 2015 compared to cash used in operating activities of $27,291 for the nine months ended September 30, 2014. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the nine months ended September 30, 2015.

Net cash and cash equivalents provided by investing activities was $61,106 for the nine months ended September 30, 2015 compared to cash used in investing activities of $74,968 for the nine months ended September 30, 2014. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the nine months ended September 30, 2015.

Net cash and cash equivalents used by financing activities was $77,436 for the nine months ended September 30, 2015 compared to cash provided by financing activities of $67,328 for the nine months ended September 30, 2014. In the nine months ended September 30, 2015, we had payments on credit facilities of $76,500 and $760 for certain notes payable. In the nine months ended September 30, 2014, we had proceeds from the credit facilities of $85,000.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2014 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At September 30, 2015, we had no off-balance sheet arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and nine months ended September 30, 2015, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2014.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company’s insurance carrier agreed on a possible settlement. On August 11, 2015, the Court entered an order approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive. The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that helped to defray the cost of the proposed settlement, and does not expect the proposed settlement to have a material impact on its financial results. The settlement was approved by the Court on August 11, 2015. The Company had paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff’s counsel were paid by the carrier of the insurance policy.

The Company was served on July 29, 2014 with an application to certify a class action, filed in Israel District Court for Tel Aviv against the Company and its two top executives, Dolev Rafaeli, Chief Executive Officer, and Dennis M. McGrath, President and Chief Financial Officer. The plaintiffs’ who initiated this complaint have agreed to be part of, and be bound by, the settlement reached in the United States District Court for the Eastern District of Pennsylvania against the Company and the same two top executives.

There were multiple class-action lawsuits filed in connection with PhotoMedex’s proposed acquisition of LCA-Vision, Inc. All cases asserted claims against LCA-Vision, Inc., and a mix of other defendants, including LCA’s chief executive officer and directors, PhotoMedex, and Gatorade Acquisition Corp., a wholly owned subsidiary of PhotoMedex. The complaints generally allege that the proposed acquisition undervalued LCA and deprived LCA’s shareholders of the opportunity to participate in LCA’s long-term financial prospects, that the “go shop” and “deal-protection” provisions of the Merger Agreement were designed to prevent LCA from soliciting or receiving competing offers, that LCA’s Board breached its fiduciary duties and failed to maximize that company’s stockholder value, and that LCA, PhotoMedex, and Gatorade aided and abetted the LCA defendants’ alleged breaches of duty. The parties have reached a possible settlement in these suits. On August 11, 2015, the Ohio Court entered an order approving that proposed settlement. Under the terms of settlement, LCA had published certain additional disclosure statements regarding its acquisition by the Company and its financial statements prior to its shareholder vote on the acquisition, which was held on May 12, 2014. The settlement also provided for the payment of certain plaintiffs' counsel's fees and expenses with respect to the action. LCA maintained insurance that helped defray the cost of the proposed settlement; the Company contributed less than $100,000 to the settlement, plus the payment of its legal fees; the settlement did not have a material impact on its financial results. As a result of the settlement, this action was dismissed with prejudice.

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

On July 17, 2014, plaintiffs’ attorneys refiled their putative class action lawsuit in the United States District Court for the District of Columbia against only the Company’s subsidiary, Radiancy, Inc. The claims of the suit are virtually identical to the claims originally considered, and dismissed without prejudice, by the same Court. A companion suit was filed in the United States District Court for the Southern District of New York, raising the same claims on behalf of plaintiffs from New York and West Virginia against Radiancy and its President, Dr. Dolev Rafaeli. That New York case has now been removed to the D.C. Court and the cases are in process of being consolidated into one action. The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company and its subsidiary, Radiancy, Inc. had filed suit against Schulberg MediaWorks in the United States District Court for the Eastern District of Pennsylvania. The suit sought resolution of unbilled amounts allegedly owed to Schulberg and the return of the Company's media assets. All claims in the suit have been settled and all claims and past due amounts were settled for $300 which was paid subsequent to the end of the quarter.

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

ITEM 1A. Risk Factors

As of September 30, 2015, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, except as stated below.

Because the Company has sold its XTRAC excimer laser and VTRAC excimer lamp division, the risk factors concerning that division contained in Item 1A of the Company’s Form 10-K for the year ended December 31, 2014, as filed on March 16, 2015, are no longer applicable to the Company.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
2.3	Stock Purchase Agreement, dated January 31, 2015, by and among PhotoMedex, Inc., LCA-Vision Inc. and Vision Acquisition, LLC (42)
2.4	Asset Purchase Agreement, dated June 22, 2015, by and among PhotoMedex, Inc., PhotoMedex Technology, Inc. and MELA Sciences, Inc. (44)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
4.1	Form of Warrant to Purchase Shares of Common Stock of PhotoMedex (19)
4.2	Term Loan and Security Agreement, dated as of March 19, 2010 between PhotoMedex, Inc. and Clutterbuck Funds LLC (26) (Exhibit 4.12 therein)
4.3	Term Note, dated March 19, 2010, between PhotoMedex, Inc. and Clutterbuck Funds, LLC (26) (Exhibit 4.13 therein)
4.4	Amendment No. 1 to Term Loan and Security Agreement, dated April 30, 2010 (27) (Exhibit 4.20 therein)
4.5	Amendment No. 2 to Term Loan and Security Agreement, dated March 28, 2011 (27) (Exhibit 4.21 therein)
4.6	Credit Agreement, dated December 27, 2013, between Radiancy, Inc. and JP Morgan Chase Bank, N.A. (35)
10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)
10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)
10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)
10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)
10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)
10.6	License and Development Agreement, dated May 22, 2002, between Surgical Laser Technologies, Inc. and Reliant Technologies, Inc. (2)
10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)
10.8	Master Asset Purchase Agreement, dated September 7, 2004, between PhotoMedex, Inc. and Stern Laser, srl (6)
10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)
10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)
10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)
10.12	Amended and Restated 2000 Stock Option Plan (1)
10.13	1996 Stock Option Plan, assumed from ProCyte (9)
10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)
10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)
10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)
10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)
10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)
10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)
10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)
10.26	Co-Promotion Agreement, dated as of January 7, 2010, between PhotoMedex, Inc. and Galderma Laboratories, L.P. (17)
10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)
10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)
10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)

10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)
10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)
10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)
10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)
10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)
10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)
10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)
10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)
10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)
10.47	Unprotected Tenancy Agreement dated September 7, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)
10.48	Annex to S.A.I. Radiancy Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)
10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)
10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)
10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)
10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)
10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)
10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)
10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)
10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)
10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)
10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)
10.59	Credit Agreement, dated as of May 12, 2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (36)
10.60	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 5, 2014. (37)
10.61	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on August 5, 2014. (37)
10.62	Forbearance Agreement dated August 25,2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (38)
10.63	Amended and Restated Forbearance Agreement dated November 4,2014, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (39)
10.64	Second Amended and Restated Forbearance Agreement dated February 28, 2015, by and among PhotoMedex, Inc., JPMorgan Chase Bank, N.A. as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association as Co-Syndication Agents; J.P. Morgan Securities LLC, as Lead Arranger and book runner, and the Lenders (40)

10.65	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on March 10, 2015. (41)
10.66	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on March 10, 2015. (41)
10.67	Contingency Escrow Agreement, dated January 31, 2015, by and among PhotoMedex, Inc., Vision Acquisition, LLC and Fifth Third Bank (42)
10.68	XTRAC Exclusivity Agreement, dated January 31, 2015, by and between PhotoMedex, Inc. and LCA-Vision Inc. (42)
10.69	Transition Services Agreement, dated January 31, 2015 by and between LCA-Vision Inc. and PhotoMedex, Inc. (42)
10.70	Lease Amendment Agreement, dated April 30, 2015, PhotoMedex, Inc. and FR National Life LLC (43)
10.71	Escrow Agreement, dated June 22, 2015, by and among PhotoMedex, Inc. and MELA Sciences, Inc. (44)
10.72	Transition Services Agreement, dated June 22, 2015, by and among PhotoMedex, Inc. and MELA Sciences, Inc. (44)
10.73	Payoff Letter by and between the Company, JPMorgan Chase Bank, N.A., as Administrative Agent, First Niagara Bank, N.A. and PNC Bank, National Association (44)
10.74	Asset Purchase Agreement, dated September 1, 2015 (45)
10.75	Supplemental Agreement, dated September 1, 2015 (45)
10.76	First Amendment to the Stock Purchase Agreement, dated August 27, 2015 (45)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†	XBRL Instance Document
101.SCH†	XBRL Taxonomy Schema
101.CAL†	XBRL Taxonomy Calculation Linkbase
101.DEF†	XBRL Taxonomy Definition Linkbase
101.LAB†	XBRL Taxonomy Label Linkbase
101.PRE†	XBRL Taxonomy Presentation Linkbase

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

(43) Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(44) Filed as part of Current Report on Form 8-K on June 26, 2015.

(45) Filed as part of Current Report on Form 8-K on September 4, 2015.

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

PHOTOMEDEX, INC.

Date November 6, 2015	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date November 6, 2015	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer

