Form 10-K
period 2015-12-31
PHOTOMEDEX INC
filed 2016-04-07
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(215) 619-3600

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	Nasdaq Capital Market, TASE

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

Yes ☐ No ☒

The number of shares outstanding of our common stock as of June 30, 2015, was 22,076,718 shares. The aggregate market value of the common stock held by non-affiliates (11,081,707 shares), based on the closing market price ($1.36) of the common stock as of June 30, 2015, was $15,071,121.

As of April 7, 2016, the number of shares outstanding of our common stock was 21,991,718. The closing market price of our common stock as of April 5, 2016 was $0.46.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K, or this Report, are "forward-looking statements." These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our”, “registrant” or “the Company”), and other statements contained in this Report that are not historical facts. Forward-looking statements in this Report or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, or the Commission, reports to our stockholders and other publicly available statements issued or released by us involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. When used in this Report, the words "will" "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate" and similar expressions are generally intended to identify forward-looking statements, because these forward-looking statements involve risks and uncertainties. There are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including our plans, objectives, expectations and intentions and other factors discussed under "Risk Factors." We undertake no obligation to update such forward-looking statements. These forward-looking statements include, but are not limited to, statements about:

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

Additionally, the proposed mergers (the “Mergers”) with DS Healthcare, Inc. and the related merger agreements and provisions therein, as discussed elsewhere herein under “PENDING TRANSACTIONS,” will create additional risks, uncertainties and other important factors including but not limited to:

•	business uncertainties and contractual restrictions while the Mergers are pending;
•	other entities may be discouraged from trying to acquire the Company for greater merger consideration;
•	the effect of stockholder class action/derivative complaints that could potentially be filed against DS Healthcare, Inc.; unfavorable outcomes in which could prevent or delay the Mergers and result in substantial costs;
•	the incurrence of substantial transaction related costs; and
•	potential negative outcomes if the Merger Agreement is terminated.

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

PART I

Item 1.       Business

Our Company

PhotoMedex, Inc., re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is a Global Health products and services company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provide proprietary products and services that address skin diseases and conditions including acne and photo damage. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products. Through our subsidiary Radiancy, Inc., which was merged into PhotoMedex in 2011, we’ve added a range of home-use devices under the no!no!® brand, for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain. In addition, our professional product line increased its offerings for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

Acquisitions and Dispositions (dollar amounts in thousands except where indicated and for per-share amounts) On May 12, 2014, PhotoMedex, Inc. acquired 100% of the shares of LCA-Vision Inc., a Delaware corporation (“LCA-Vision” or “LCA”). LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The results of operations of LCA-Vision have been included from May 13, 2014 through January 31, 2015 into the Company’s consolidated financial statements as a discontinued operation.).

On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $37.7 million, substantially all of which were used to repay indebtedness. The LCA-Vision assets and liabilities were considered to be held for sale as of December 31, 2014. For the statement of comprehensive loss, for the years ended December 31, 2015 and 2014, the activity related to LCA’s operations through the date of disposition, and any gains or losses therefrom, are captured as discontinued operations. (See Note 2, Discontinued Operations.)

Also, the Company amended its stock purchase Agreement with Vision to permit an Internal Revenue Code Section 338(h)(10) or 336(e) election under which all parties to the transaction, including the Company, are treated for tax purposes as if Vision had purchased the assets of LCA rather than LCA’s stock. Vision agreed to pay the Company the sum of $300 for entry into the First Amendment.

Concurrent with the LCA-Vision Inc. acquisition, on May 12, 2014, PhotoMedex entered into an $85 million senior secured credit facilities (the “Facilities”) with JP Morgan Chase (“Chase”) which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes. Interest was determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin was updated quarterly based on the then-current leverage ratio. The facilities were secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries were guarantors on the Facilities.

There were financial covenants including a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants were determined quarterly based on a rolling past four quarters of financial data. As of June 30, 2014, the Company failed to meet the financial covenants and, as of December 31, 2014, the Company continued to fail to meet these covenants and remained in default. On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties entered into a series of Forbearance Agreements regarding this debt, which was later paid off in its entirety on June 23, 2015, following the sale of the XTRAC business to MELA Sciences Inc. (‘MELA Sciences”). (See Note 2, Discontinued Operations.)

On March 3, 2014, PhotoMedex’ wholly-owned subsidiary, Radiancy, Inc., formed a wholly-owned subsidiary in Hong Kong, Radiancy (HK) Limited, through which we have started to directly market certain products and services to patients and consumers in selected markets in that region.

On March 5, 2014, PhotoMedex formed a wholly-owned subsidiary in India, PhotoMedex India Private Limited, through which we planned to directly market certain products and services to patients and consumers in selected markets in that country. On June 22, 2015, this subsidiary was sold to MELA Sciences. On August 18, 2014, the Company formed a wholly-owned subsidiary in Korea, PhotoMedex Korea Limited, through which we planned to directly market certain products and services to patients and consumers in selected markets in that country. This subsidiary has subsequently been closed as a result of the sale of this division to MELA Sciences on June 22, 2015.

XTRAC is an excimer laser technology for skin disorders. It received an FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases. The XTRAC brand lasers deliver ultra narrow-band ultraviolet B (UVB) light to affected areas of the skin in order to treat an array of skin conditions, including psoriasis and vitiligo, which combined affect up to 10.5 million people in the U.S. and 190 million people worldwide. The XTRAC products are sold to physicians primarily overseas, while in the US under a recurring revenue model, we generated incremental income on a per-use basis from these machines.

Effective June 22, 2015, PhotoMedex, Inc. and its subsidiary PhotoMedex Technology, Inc. ("PTECH"), entered into an asset purchase agreement with MELA Sciences. Under the asset purchase agreement, MELA Sciences acquired the XTRAC® excimer laser business and the VTRAC® excimer lamp business from PTECH, certain international intellectual property rights held by Photo Therapeutics Ltd., the Company's subsidiary in the United Kingdom, and the stock of PhotoMedex India Private Limited, the Company's subsidiary in India, for a total purchase price of $42.5 million in cash.  $750 of the proceeds from the sale (the “Escrow Agreement”) were being placed in an escrow, as described below.  The Company used a portion of the non-escrowed proceeds to repay indebtedness under the Chase Credit Agreement, and the remaining portion of the non-escrowed proceeds to pay fees in connection with the transaction.

Under the Escrow Agreement, the Escrow Amount has been placed into an escrow account held by U.S. Bank National Association as Escrow Agent.  The funds shall remain in escrow for one year following the closing of the transaction.  Under the terms of the asset purchase agreement, the Escrow Amount may be increased in the event of additional transactions involving the Company, its subsidiaries and/or their assets.

The Company also engaged in the development, manufacture and sale of surgical products, including proprietary free-beam and Contact Laser™ Systems for surgery. We marketed Contact Laser surgery by combining proprietary Contact Laser Delivery Systems with a LaserPro® Diode laser system to create a multi-specialty surgical instrument that can cut, coagulate or vaporize tissue. We were marketing such products under the trade name PhotoMedex Surgical Products.

Effective September 1, 2015, PhotoMedex, Inc. and its subsidiary, PTECH, entered into an asset purchase agreement and a supplemental agreement (together, the “SLT Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”).  Under the SLT Asset Purchase Agreement, JIKANG acquired the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”).  The Company will net approximately $1.2 million after payment of closing and ancillary costs.

The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. Additionally, JIKANG provided two letters of credit to the Company for the remainder of the Purchase Price. The $1 million letter of credit was collected on December 3, 2015, at which time substantially all the assets were transferred to JIKANG in consummation of the transaction. The remaining letter of credit for $200 will be payable to the Company, after certain post-closing steps including the receipt of all assets at JIKANG’s facilities and the training of JIKANG’s personnel.

The SLT Asset Purchase Agreement contains customary representations, warranties and covenants by each of the Company, PTECH and JIKANG, as well customary indemnification provisions among the parties.

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH.; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”).

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance, the “Advances”). The proceeds of the Advances may be used to conduct the ordinary business of the Company only.

All outstanding Advances will be repaid through the Borrowers’ existing and future credit card receivables and other rights to payment arising out of the Borrowers’ acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States. The Company’s processor for those Credit Card Receivables (the “Processor”) has been instructed to remit, via electronic funds transfer, to the Lender all of the Borrowers’ Credit Card Receivables collected by the Processor (net of any discounts, fees and/or similar amounts legally owed to the Processor by the Borrowers and any charge-backs, offsets and/or other amounts which the Processor is entitled to deduct from the proceeds) until the Lender gives written notice that all Advances then outstanding and associated fees and expenses have been received by Lender.

Each Advance is to be secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers.

In the event of a sale by the Company of certain collateralized assets, repayment of $1.5 million of the outstanding principal balance is required to be accelerated or in the event of the sale of substantially all of the Company’s assets, the remaining outstanding principal balance is required to be repaid.

PENDING TRANSACTION

On February 19, 2016, PhotoMedex, Inc., Radiancy, Inc., a wholly-owned subsidiary of the Company (“Radiancy”), DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), entered into an Agreement and Plan of Merger and Reorganization (the “Radiancy Merger Agreement”) pursuant to which Radiancy will merge with Merger Sub A, with Radiancy as the surviving corporation in such merger (the “Radiancy Merger”). Concurrently, PHMD, PTECH, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”), entered into an Agreement and Plan of Merger and Reorganization (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”) pursuant to which PTECH will merge with Merger Sub B, with PTECH as the surviving corporation in such merger (the “P-Tech Merger” and together with the Radiancy Merger, the “Mergers”). As a result of the Mergers, DSKX will become the holding company for Radiancy and PTECH. The Mergers are expected to qualify as tax-free transfers of property to DSKX for federal income tax purposes. There can be no guarantee that the transactions contemplated by the Merger Agreements will be consummated as both the Company and DSKX must seek approval by its shareholders prior to consummating the transactions.

The Radiancy Merger Agreement provides that, upon completion of the Radiancy Merger, the Company shall receive 2.0 million shares of preferred stock to be issued by DSKX (the “Series A Preferred Stock”) and a note with a principal amount of up to $4.5 million with an interest rate of 3% per annum (the “Note”). Pursuant to the Note, DSKX will pay the Company $1.5 million on the closing date, $2.0 million plus accrued interest on September 15, 2016 and the balance plus accrued interest on the third anniversary of the date of issuance. The Note will be secured by a pledge of all of Radiancy’s capital stock and a security interest in its collateral. The Series A Preferred Stock, when issued, will have a liquidation preference of $10.00 per share and vote on an “as converted” basis, together with the holders of DSXK’s common stock as a single class on all matters submitted for a vote of holders of DSKX’s common stock, with a separate class vote with respect to (a) any amendment, alteration, waiver or repeal of DSKX’s articles of incorporation or bylaws and (b) creation, authorization or issuance of any other series of preferred stock or capital stock by DSKX having a liquidation preference superior to the Series A Preferred Stock. The Series A Preferred Stock does not accrue or pay any dividend. No earlier than five years following issuance, all outstanding shares of Series A Preferred Stock are subject to a mandatory redemption by DSKX at the option of the holder, at a price of $10.00 per share. Beginning on the first anniversary of issuance, shares of the Series A Preferred Stock are convertible into five shares of DSKX common stock, subject to adjustments contained therein. DSKX can force mandatory conversions following each of the first three anniversary dates of issuance based upon the 20-day volume weighted average price (“VWAP”) of closing share prices of DSKX common stock exceeding certain agreed upon thresholds on those dates. If the combined adjusted working capital of Radiancy and PTECH is less than $11.5 million, there is a dollar-for-dollar adjustment to the Note first impacting the installment due on the third anniversary of the issuance date, and second to the shares of Series A Preferred Stock to be issued, at a rate of $10.00 per share.

The P-Tech Merger Agreement provides that, upon completion of the P-Tech Merger, the Company shall receive 8.75 million shares of DSKX common stock, of which 6.0 million are subject to a make-whole adjustment. If those 6.0 million shares of DSKX common stock are not worth $20.0 million based upon a 30-day VWAP of closing share prices of DSKX common stock ending on the first anniversary of the closing date, DSKX shall issue an additional number of shares of DSKX common stock, valued at that 30-day VWAP, so that the value of the Company’s initial 6.0 million shares, together with the additional shares received, is worth $20.0 million. This make-whole adjustment will not apply if the Company has received $50.0 million of aggregate net cash proceeds from the merger consideration paid under both Merger Agreements or if the Company has rejected a bona fide offer from DSKX of $50.0 million in cash for such merger consideration. The number of shares of DSKX common stock issuable under the P-Tech Merger Agreement is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving DSKX common stock.

Following completion of the Mergers, Radiancy and PTECH will each continue to operate as separate subsidiaries of DSKX. Pursuant to a stockholders agreement to be entered into on the closing date (the “Stockholders Agreement”), the DSKX board of directors will be three current DSKX directors three current directors of the Company (Dolev Rafaeli, our chief executive officer, Dennis McGrath, our president and chief financial officer, and an independent director of the Company), and an additional independent director mutually acceptable to the Company and DSKX. Pursuant to the Stockholders Agreement, each committee of DSKX will contain at least one DSKX designee and one designee of the Company. The following decisions following the closing date, among others, will require five affirmative votes of the DSKX board of directors, including two designees of the Company: (a) material indebtedness of DSKX other than in connection with the redemption of the Series A Preferred Stock, (b) issuance of shares of DSKX common stock that would have a potential dilutive or impairment effect on the value of the consideration received by the Company pursuant to the Merger Agreements, (c) entering into a sale of control of DSKX or of Radiancy and PTECH, and (d) acquisitions having a value in excess of $5.0 million. Following the closing date, pursuant to the Stockholders Agreement, the Company shall be generally restricted from selling more than 8-1/3% of the merger consideration it received over any 90 day period. It must notify DSKX fifteen business days prior to any sale to permit DSKX to repurchase, or arrange for a third-party to buy, such shares at the closing price on the date of such notice. Such prior notice and repurchase would not apply to any sales by the Company pursuant to a 10b5-1 plan. The Stockholders Agreement would terminate upon a sale of control of DSKX or the Company beneficial ownership falling below 15%.

On the closing date, the Company and DSKX will also enter into a customary registration rights agreement, pursuant to which DSKX shall have an effective registration statement within 90 days thereof, and a transition services agreement pursuant to which the Company will provide DSKX certain specified services over a four month period following the closing date at a rate of $100 per month, plus reimbursement of reasonable out-of-pocket expenses, and certain consulting services for an 18 month period following the closing date.

The Merger Agreements contain representations and warranties from the Company, Radiancy, and PTECH, on the one hand, and DSKX, Merger Sub A, and Merger Sub B, on the other hand, that are qualified by the confidential disclosures provided to the other party in connection with the Merger Agreements. The Merger Agreements include other affirmative and negative covenants of the parties which are customary in transactions of this type, including covenants by the Company not to solicit alternative transactions or to enter into discussions concerning, or to provide confidential information in connection with, an alternative transaction, except under the circumstances permitted in the Merger Agreements. DSKX covenants that it will not, unless the Merger Agreements are otherwise terminated, solicit an alternative transaction or initiate or enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Pursuant to the Merger Agreements, the Company will be subject to five year non-competition and non-solicitation covenants following the closing date with respect to the businesses of Radiancy and PTECH. The Merger Agreement also contains mutual indemnification obligations. Other than certain fundamental representations and warranties, the Company’s indemnification obligations are subject to a $4.5 million cap and $150 deductible, with such representations and warranties generally surviving 18 months following the closing date. Additionally, the Company can satisfy its indemnification obligations by delivering shares of DSKX common stock, valued at the then market price as at the date such indemnification obligation is incurred.

Additionally, each of the Company and DSKX covenant that it will file a proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to the Mergers within thirty days after the execution of the Merger Agreement.  As a condition to entering into the Merger Agreements, each of the Company and DSKX received affiliate letters from the directors and officers of the other party to vote their respective shares of common stock in favor of the transactions.

Completion of the Mergers is subject to a number of customary conditions, including the approval of the issuance of shares of DSKX common stock pursuant to the Merger Agreements by the stockholders of DSKX, the sale of substantially all of the assets of the Company by the stockholders of the Company, and the receipt of required regulatory approvals.

The Merger Agreement, in addition to providing that the parties can mutually terminate the Merger Agreements, contains termination rights for the Company and DSKX, as the case may be, including, among others, upon: (1) final, nonappealable denial of required regulatory approvals or injunction prohibiting the transactions contemplated by the Merger Agreement; (2) May 31, 2016, if the Mergers have not been completed by that time, provided that the parties may mutually agree to extend the Merger Agreements for an additional 90 days; (3) a breach by the other party that is not or cannot be cured within 30 days’ notice if such breach would result in a failure of the conditions to closing set forth in the Merger Agreements to be satisfied; (5) failure of either DSKX or the Company’s stockholders to approve and adopt the required resolutions; or (6) failure by either the Company or the DSKX Board of Directors to recommend that its stockholders approve the required resolutions at a time that such recommendation is required or a withdrawal or adverse modification of that recommendation.  The Company has the right to terminate the Merger Agreements under certain circumstances relating to other permitted acquisition proposals with respect to the Company and, in the event of such termination, the Company would be obligated to pay DSKX a termination fee of $3.0 million. The Company would also be obligated to reimburse DSKX, and DSKX would also be obligated to reimburse the Company, for its actual fees and expenses incurred in connection with the Mergers in an amount not to exceed $750 in the event that their respective stockholders do not approve the transaction at the meeting of stockholders called for that purpose. In the event of certain termination events available to the Company, DSKX would be obligated to pay the Company a termination fee of $3.0 million.

On March 23, 2016, DSKX filed a Current Report on Form 8-K (the “DSKX March 23 Form 8-K”) with the SEC reporting its audit committee, after discussion with its independent registered public accounting firm, concluded that the unaudited condensed consolidated financial statements of DSKX for the two fiscal quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon because of certain errors in such financial statements. To the knowledge of DSKX’s audit committee, the facts underlying its conclusion include that revenues recognized related to certain customers of DSKX did not meet revenue recognition criteria in the two fiscal quarters ended June 30, 2015 and September 30, 2015. Additionally, certain equity transactions in the two fiscal quarters ended June 30, 2015 and September 30, 2015 were not properly recorded in accordance with United States Generally Accepted Accounting Principles and also were not properly disclosed.

DSKX’s audit committee and management had discussed these matters with DSKX’s independent registered public accounting firm, and both the audit committee and DSKX’s independent registered public accounting firm are, as of the date of the DSKX March 23 Form 8-K, continuing to review the relevant issues. Based on current information as of the date of the DSKX March 23 Form 8-K, DSKX believes that the adjustments to such interim financial statements will be material when finalized. As such, DSKX reported in the DSKX March 23 Form 8-K that it intends to file amendments to its Form 10-Q Quarterly Reports for the periods ended June 30, 2015 and September 30, 2015, and restate the financial statements set forth therein, to the extent applicable, as soon as possible.

Also, on March 23, 2016, DSKX reported in the DSKX March 23 Form 8-K that, on February 29, 2016, DSKX’s audit committee, consisting of all members of its board of directors other than Daniel Khesin (at the time DSKX’s President and Chairman of the Board and a member of its board of directors), engaged independent counsel to conduct an investigation regarding certain transactions involving Mr. Khesin and other individuals. DSKX reported in the DSKX March 23 Form 8-K that its audit committee started this investigation, without outside counsel, earlier in February. This investigation includes, but is not limited to, the revenue recognition and equity transactions discussed above. As of the date of the DSKX March 23 Form 8-K, DSKX reported that the investigation was ongoing.

DSKX reported in the DSKX March 23 Form 8-K that, on March 17, 2016, all members of DSKX’s board of directors other than Mr. Khesin, terminated the employment of Mr. Khesin, as its president and as an employee of DSKX, and also terminated Mr. Khesin’s employment agreement, dated December 16, 2013. DSKX reported in the DSKX March 23 Form 8-K that all members of DSKX’s board of directors other than Mr. Khesin terminated both Mr. Khesin’s employment and employment agreement for cause. In addition, DSKX reported in the DSKX March 23 Form 8-K that all members of DSKX’s board of directors other than Mr. Khesin unanimously removed Mr. Khesin as Chairman and a member of DSKX’s board of directors, also for cause. DSKX reported in the DSKX March 23 Form 8-K that DSKX’s board terminated Mr. Khesin for cause from both his employment and board positions because DSKX’s board believes, based on the results of the investigation as of the date of the DSKX March 23 Form 8-K, that there is sufficient evidence to conclude that Mr. Khesin violated his fiduciary duty to DSKX and its subsidiaries.

On March 23, 2016, DSKX provided Mr. Khesin with a copy of the DSKX March 23 Form 8-K, and DSKX reported that it provided Mr. Khesin with an opportunity to furnish DSKX with a letter addressed to DSKX stating whether he agrees with the statements in the DSKX March 23 Form 8-K and, if not, stating the respects in which he does not agree. On March 23, 2016, through his counsel, Mr. Khesin has advised DSKX’s audit committee that he disagrees with the findings of the audit committee and its independent counsel and believes that the termination as an executive officer of DSKX, removal from DSKX’s board of directors and termination of his employment agreement was not proper. DSKX filed the letter from Mr. Khesin’s counsel in response to his termination as an exhibit to the DSKX March 23 Form 8-K.

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. The Company will continue to monitor this situation in order to determine what impact, if any, it may have upon the proposed transaction between the Company and DSKX. Depending upon the results of this investigation and any ancillary actions, it may be necessary to terminate the proposed transaction or to alter, amend or otherwise change the terms of that proposed transaction.

DSKX reported in the DSKX March 28, 2016 Form 8-K that based upon on their review and to the knowledge of the audit committee of the Board, the errors in their previously filed financial statements totaled approximately $900 in reduced revenues. These errors included approximately $300 and $600 of revenues recorded in the second quarter and third quarter of 2015, respectively, that did not meet revenue recognition criteria. As a result, estimated unaudited 2015 fiscal year revenues should be reduced by approximately 6% to $13.0 million.

In addition, 800,000 restricted shares of Company common stock were issued during the third quarter of 2015 as compensation under a contract with a purported foreign distributor which DSKX believes lacks future economic value. As a result, DSKX has elected to expense such shares in the third quarter of 2015. Another 350,000 shares of Company’s common stock were issued during the fourth quarter of 2015 to an investor relations firm for a one-year engagement which commenced in the third quarter of 2015. To the knowledge of management, no services have been provided by this investor relations firm to date. Accordingly, the entire amount of the equity award was recorded as an expense during the fourth quarter. For these as well as other reasons, it is DSKX’s position that all or a substantial portion of these restricted shares should be returned to DSKX for cancellation. DSKX intends to vigorously pursue its rights to recoup and cancel such shares.

Discontinued Operations

As stated above, on May 12, 2014, the Company acquired LCA. See ITEM 1. Business – Our Company.

LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. This business, from May 2014 through December 31, 2014, was a fourth business segment for the Company, referred to as the Clinics Segment. Through this segment:

•

We provided fixed-site laser vision correction services at our LasikPlus® vision centers. Our vision centers provided the staff, facilities, equipment and support services for performing laser vision correction that employ advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. Our vision centers were supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. The ophthalmologists performed the laser vision correction procedures in our vision centers, and ophthalmologists or optometrists conducted pre-procedure evaluations and post-operative follow-up care in-center. Most of our patients receive a procedure called laser-assisted in situ keratomileusis (“LASIK”), which we began performing in the United States in 1996.

As of December 31, 2014, we operated 59 LasikPlus fixed-sited laser vision correction centers, generally located in metropolitan markets in the United States consisting of 51 full-service LasikPlus fixed-site laser vision correction centers and nine pre- and post-operative LasikPlus satellite vision centers. Included in the 51 full-service vision centers were four vision centers owned and operated by ophthalmologists who license our trademarks.

The main product line through LCA was Laser vision correction procedures that reshape the cornea with an excimer laser to correct refractive vision errors by changing the curvature of the cornea. These procedures may reduce the need for wearing corrective lenses such as glasses and contact lenses. Our doctors make an assessment of a patient’s candidacy for laser vision correction and determine the correction required to program the excimer laser. The software of the excimer laser then calculates the number and pattern of pulses needed to achieve the intended correction using a specially developed algorithm. The typical laser vision correction procedure takes approximately 15 – 20 minutes to complete. The eye is anesthetized using topical eye drops. The patient reclines under the laser, a lid speculum holds the eyelids open, and the patient focuses on a blinking fixation light while the excimer laser pulses are applied. The excimer laser is a high-energy ultraviolet “cold” laser, meaning that no heat is generated. This non-thermal ablation permits precise reshaping of the cornea. The amount of tissue ablated and the ablation pattern depend upon the refractive error being corrected. Shortly after the procedure, the patient leaves the laser vision center with instructions to rest the remainder of the day. Follow-up visits with an optometrist or ophthalmologist are typically scheduled for one day, one week and one to three months post-procedure.

Influenced by the Chase Credit Agreement defaults of August 2014 and after preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, decided to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. Effective January 31, 2015, PhotoMedex and LCA entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vision Acquisition, LLC ("Vision"), under which Vision acquired LCA and its subsidiaries from PhotoMedex for a total purchase price of $40 million in cash (the "Purchase Price"). After giving effect to working capital and indebtedness adjustments and the payment of professional fees, the Company realized net proceeds of approximately $37.7 million from this sale, of which $2 million was placed in escrow at closing, but subsequently released upon fulfilling the requirements of release. Pursuant to the Termination of Joinder, dated as of January 31, 2015, LCA has been released from all of its obligations, including its guarantee and collateral obligations, in connection with the Facilities. The Company has used the proceeds from this transaction to pay down portions of its outstanding revolving line of credit and term loan under the Credit Agreement. As a result of that transaction, PhotoMedex’s creditors agreed to waive certain prepayments set for February 1st and February 15th.

Based on the above information, the Company accordingly classified this former segment as held for sale and discontinued operations in accordance with ASC Topic 360.The results of operations of LCA-Vision have been included from May 13, 2014 through December 31, 2014 in the consolidated financial statements as assets and liabilities held for sale as of December 31, 2014. For the statement of operations, the activity related to LCA is captured as discontinued operations through the disposal date of January 31, 2015.

XTRAC® EXCIMER LASERS

XTRAC is an excimer laser technology. It received an FDA clearance in 2000 and has since become a widely recognized treatment among dermatologists for psoriasis and other skin diseases for which there are no cures. Excimer lasers emit very concentrated UV light and are used in ophthalmology and dermatology practices. The XTRAC brand lasers deliver ultra narrow-band ultraviolet B (UVB) light to affected areas of the skin in order to treat an array of skin conditions, including psoriasis and vitiligo, which combined affect up to 10.5 million people in the U.S. and 190 million people worldwide.

Also influenced by the Chase Credit Agreement default occurring in August 2014 and continuing until the debt was repaid in June of 2015 and after preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, decided to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the XTRAC business. Effective June 22, 2015, PhotoMedex and MELA Sciences, Inc. entered into a Purchase Agreement (the "Purchase Agreement") with Vision Acquisition, LLC ("Vision"), under which MELA acquired the XTRAC business and its India subsidiary from PhotoMedex for a total purchase price of $42.5 million in cash (the "Purchase Price") including an escrow of $750.

Based on the above information, the Company accordingly classified these related assets as held for sale and discontinued operations in accordance with ASC Topic 360.The results of operations of the XTRAC business have been included from January 1, 2014 through December 31, 2014 in the consolidated financial statements as assets and liabilities held for sale as of the December 31, 2014 balance sheet date. For the statement of operations, the activity related to the XTRAC business is captured as discontinued operations thru the disposal date of June 22, 2015.

Our Key Strategies

Our technologies, products and research efforts are directed to addressing a worldwide aesthetic industry valued at more than $34 billion annually. We provide dermatologists, professional aestheticians, and consumers with the equipment and skin care products they need to treat psoriasis, vitiligo, acne, and UV damage, among other skin conditions. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment, skin rejuvenation and lower back pain. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and then concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a transaction with DSKX whereby PhotoMedex, thru multiple concurrent merger transactions will sell to DSKX substantially of its remaining operations. See ITEM 1. Business – Our Company

The businesses which represent sunstantially all of the operations of the Company and are planned to be merged with DSKX and the strategies related to each of them are as follows:

Skilled Direct Sales Force to Target Physician and Professional Segments

PhotoMedex has long been active in physician sales, having developed a portfolio of medical devices and topical formulations that are provided under various financial arrangements primarily to dermatologists and plastic surgeons as well as other aesthetic professionals at salons and med spas. These products comprise medical lasers for skin diseases such as psoriasis and vitiligo, phototherapy for acne and sun damage, therapeutic skin care and surgical laser systems, among other products. One of our competitive advantages is an experienced, 44-person, physician-targeted sales force that is currently selling into 3,000 U.S. locations. We are focused on capitalizing on this skilled sales force in order to drive greater adoption of our line of proprietary products. These products provide skin rejuvenation, acne treatment, hair removal and other services for dermatologists and med spas

Expertise in Global Consumer Marketing

We have a highly advanced consumer sales engine accompanied by creative marketing programs, well-tested and successful direct-to-consumer marketing strategies and a global distributor and retail network. The no!no!® products are sold throughout the world and in multiple countries, through infomercials and print, radio other television advertising worldwide, online, on home shopping channels and at stores and kiosks.

We have continued to capitalize upon our consumer marketing expertise to further patient awareness of our NEOVA® topical skin care products, which have traditionally been marketed only to physicians and aesthetic professionals. By incorporating a direct-to-consumer/patient element, we have increased brand awareness and direct patients into physicians’ practices in search of these products. Our experience in effectively penetrating culturally distinct regions with targeted advertising is also anticipated to further benefit the expansion of our non-device technologies into global consumer channels.

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

We are focused on addressing the above-mentioned trends by growing and expanding our three core business segments: consumer, physician recurring and professional. We possess a solid line of technology platforms that are currently driving, and are expected to continue to drive, new product introductions and consequently greater revenues. We are focused on growth both through geographic expansion and the pursuit of additional diversified marketing initiatives that are intended to increase market share.

Our three main sources of revenue generation from our three business segments: Consumer segment, Physician Recurring segment and Professional segment. For a period from May to December 2014 we had had one additional segment of business, the Clinics segment which represented the LCA Vision business. We also operated the XTRAC business through June 22, 2015 which generated Physician Recurring revenues from our USA business and Professional revenues from our International operations.

Consumer Segment

•	Selectively expand into additional geographic markets. Part of our growth strategy includes implementing a global multichannel sales and marketing strategy. We have sold more than 5 million no!no!® units to consumers, the majority of these over the past five years. Our ability to grow organically is significantly dependent upon the ability to advertise our products locally in a cost effective manner. The availability of cost effective advertising can be irregular and volatile at times. We continue to explore ways to expand our product distribution efforts to selective foreign markets where we can effectively advertise our products to our targeted demographic audience. We currently have operations in North America, United Kingdom, Israel and Hong Kong.

•	Strengthen our retail distribution channel. We intend to continue the expansion and growth of our retail presence in the US and internationally. The Company has a global retail footprint with more than 5,000 retail outlets worldwide. Beginning in the fourth quarter of 2015 and while continuing to face a challenging media market whereby only limited quantities of cost effective media are available to purchase and aimed at promoting our direct to consumer products, the company has intentionally directed more of its efforts and business development initiatives to increasing the market penetration and sales growth of our retail partners.

•	Diversify media campaigns, extending beyond the historical overnight infomercial audience to also target short-form infomercials and daytime advertising. We will continue to search for ways to diversify our media campaigns beyond the overnight infomercial audience (the 28-minute infomercial) by testing a variety of formats searching for the optimum response and then directing resources to that format. Among a variety of ways to reach our end customer, we provide advertising messaging in short form formats including 30 second, 1 minute, 2 minute and 5 minute daytime media buys. Furthermore, we continue to test and expand a variety of media messages in various formats (TV, radio, print) and in multiple languages. In addition, the Company continues to seek alternative means of reaching consumers to create awareness of our products in order to reduce its reliance on traditional television advertising, particularly aimed at offsetting the long-term trends of consumers seeking forms of entertainment that are different from historical TV broadcast and cable formats.

•	Capitalize on our consumer marketing expertise to bring NEOVA® and our other products into the consumer segment. With our marketing expertise, we are positioned to introduce other technologies—either via product extension from the health and wellness area of the no!no!® and Kyrobak® brands or from our NEOVA® technologies – into the consumer markets

•	Build out brand extensions of the no!no!® and LHE and Kyrobak product lines into additional health and wellness areas. There are several additional brand extensions in the development pipeline that are in the process of being readied for launch, which could increase the growth trajectory of our existing product offerings. We are currently market testing our Clear Touch® technology which is a handheld consumer product sold for the treatment of nail fungus.

•	Leverage technology development in the physician and professional segments to drive new products for the consumer channel. We believe that our consumer line can continue to reach new customers. We have expertise in adapting products for consumer markets, as we have taken proprietary technologies focused toward physicians and med spas and adapted them to the home-use market and will attempt to continue to grow sales and increase gross margins in this manner.

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

We hold several patents related to the NEOVA technology, as well as the ability to draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.

Professional Segment

Sales under the professional business segment are mainly generated from capital equipment, namely our LHE® brand products.

We have an 18 person sales and marketing team calling directly on a network of approximately 2,000 physician locations in the U.S. In addition to representing our NEOVA dispensed skin care line, we distribute through this direct sales force the LHE-based professional products. We view this fully trained sales staff as a resource in expanding the Professional segment of our revenues. For markets outside the United States, we rely upon medical device distributors to promote our products to these markets.

The LHE® brand Technology combines direct heat and a full-spectrum light source to give a greater treatment advantage for acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is also used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours.

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

THERMICON® HEAT TRANSFER TECHNOLOGY

Our no!no!® hair removal products are built upon our proprietary heat-based Thermicon® brand technology to address consumer concerns over perceived limitations of existing hair removal products, including safety and pain, and to overcome inherent limitations of light-based hair removal solutions. Unlike other products that use methods that are painful, have side effects, are limited in body areas that can be treated or that emanate from the principle of selective thermolysis, the Thermicon® brand devices are based on heat only and are therefore applicable for all hair colors and skin types, can be used on all body areas, and if used per instructions do not have adverse events, and are virtually painless. Thermicon® brand devices utilize a high-temperature thermodynamic wire filament that is activated when the devices are moved in contact with and across the treatment area. We believe that the no!no!® brand hair removal products have several advantages over existing products for both the consumer and professional hair removal market, including:

•	Broad Applicability. Where other hair removal products such as shavers, waxing, threading and laser-based and intense pulsed light-based products are either limited by body area treated, are only effective at treating certain hair colors and skin types or are limited by the age of the consumer, products employing the Thermicon® brand devices technology, which do not rely upon light, are virtually painless and without side-effects and are equally effective across all hair colors and all skin types. Therefore, we believe that unlike other hair removal methods (such as shaving, threading and waxing), including light based devices, Thermicon® brand devices effectively remove hair on people with light hair or dark skin.

•	Compact Size. Since the Thermicon® brand devices do not require large energy sources or cooling systems, we are able to produce compact, hand-held, portable, reachable wireless products uniquely suitable for the consumer market, without sacrificing safety or efficacy.

•	Pain-Free. Many traditional hair-removal procedures, such as waxing or shaving, can cause nicks, cuts and significant pain. We believe that users of products employing the Thermicon® Brand devices experience only a mild tingling sensation.

•	Low Cost of Goods to MSRP ratio. Thermicon® brand technology has an average retail price of around two hundred and seventy dollars in the US and between three hundred and four hundred dollars in other markets. In contrast, other hair removal methods, require consumers to undergo expensive in-office (or in-spa) visits for treatments that can cost several thousands of dollars. The Thermicon® brand platform enables a low cost of goods, and therefore a beneficial relationship cost of goods to MSRP.

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

Clear Touch® for Nail fungus

LHE brand technology is also used in the Clear Touch®, a handheld consumer product sold for the treatment of nail fungus. Developed by Radiancy, LHE advances the principles of selective photothermolysis by utilizing the dual energy pathways of light and heat to gain the greatest advantage of the light/heat relationship. Patented internal filters protect the skin and proprietary algorithms take full advantage of the skins thermal absorption characteristics. These innovations create the exact balance of light and heat necessary to achieve clinical efficacy in a variety of clinical applications.

Nail fungus is typically caused by a dermatophyte fungus that lives on the body as a result of direct contact. Dermatophyte fungi live on the epidermis layer of the skin and cause inflammation and infection to the surrounding area. The most common type of dermatophye fungus is Trichophyton Rubrum (or T. Rubrum). It is a mold fungus that thrives in damp, dark places, like close-toed shoes and is highly contagious. T.Rubrum can be transferred in two ways: skin-on-skin contact and surface contact with the infected area.

Phototherapy Technology uses light by balancing wavelengths, intensity and exposure to treat specific dermatological conditions and is used around the world to professionally treat nail fungus in medical practices. Treatment time for the Clear Touch is about 10 seconds and repeated twice per day.

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

We believe that a significant barrier to entry into an applicable market is the cost basis of the product, since our products are based upon a proprietary technology that allows us to build products inexpensively. From a marketing standpoint, if competitors are developing a product that may compete with no!no!®, they then become tasked with the challenge of building the marketing for that product. We invested roughly $44 million in 2015 in marketing and advertising. Furthermore, our comprehensive intellectual property position may serve as a deterrent to companies.

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

Research and Development

As of April 7, 2016, our research and development team, including engineers, consisted of 3 employees. We conduct research and development activities at our facility located in Hod Hasharon, Israel. Our research and development expenditures were approximately $1.3 million in 2015, $1.8 million in 2014.

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

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. The patents in our Skin Care product line relate to use of our copper and manganese peptide-based technology for a variety of healthcare applications and to the composition of certain biologically active, synthesized compounds. Our strategy has been to apply for and maintain patent protection for certain compounds and their discovered uses that are believed to have potential commercial value in countries that offer significant market potential. As of December 31, 2015, we had 124 issued patents and 30 patent applications. In the U.S. alone, our business is protected by 19 patents.

We have licensed certain of our proprietary technology to third parties. We seek licenses from third parties for technology that can broaden our product and service offerings.

We also rely on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Many of our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encourage customer loyalty and aid in the differentiation of our products from competitors’ products, especially in our skincare products. Accordingly, we had 205 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our products. These include 33 trademarks issued in the U.S. and 153 trademarks issued in the rest of the world. We periodically review the trademarks in our portfolio for usefulness with our existing and anticipated product lines; as a result, certain trademarks which were no longer in use in our business were not renewed.

Government Regulation

Regulations Relating to Products and Manufacturing

Our products and research and development activities are regulated by numerous governmental authorities, principally the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we manufacture and/or distribute will be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, or FD&C Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices, including our, LED devices, and other products currently under development by us and govern the manufacture and labeling of the cosmetic products. Product development and approval for medical devices within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

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

With limited exceptions, before a new medical device can be distributed in the U.S., marketing authorization typically must be obtained from the FDA through a premarket notification under Section 510(k) of the FDA Act, or through a premarket approval application under Section 515 of the FDA Act. The FDA will typically grant a 510(k) clearance if it can be established that the device is substantially equivalent to a predicate device that is a legally marketed Class I or II device (or to pre-amendments Class III devices for which the FDA has yet to call for premarket approvals). We have received FDA 510(k) clearance to market our LED products for a variety of indications for use. The FDA granted these clearances under Section 510(k) on the basis of substantial equivalence to other devices that had received prior clearances.

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

We have received approval from the European Union to affix the CE Mark to our LHE products. This certification is a mandatory conformity mark for products placed on the market in the European Economic Area, which is evidence that they meet all European Community, or EC, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE Mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

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

When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties of five to eleven thousand dollars for each separate false claim. There are many potential bases for liability under the False Claims Act. A number of states have enacted false claim laws analogous to the federal civil False Claims Act and many of these state laws apply where a claim is submitted to any state or private third-party payor. In this environment, our engagement of physician consultants in product development and product training and education could subject us to similar scrutiny. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending such claims, as well as any sanctions imposed, could significantly affect our financial performance.

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

Employees

As of April 7, 2016, we had 76 full-time employees, which consisted of two executive officers, 6 senior managers, 41 sales and marketing staff, 13 people engaged in operations, 3 engaged in research and development, and 11 finance and administration staff. We intend to hire additional sales personnel as the development of our business makes such action appropriate. The loss of the services of key employees could have a material adverse effect on our business. Since there is intense competition for qualified personnel knowledgeable in our industry, no assurances can be given that we will be successful in retaining and recruiting needed personnel.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Financial Information about Geographic Areas

See Note 15 to the consolidated financial statements included elsewhere in this filing.

Available Information

PhotoMedex’s website is www.photomedex.com. Our annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website at www.photomedex.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The information on the Company’s website is not a part of this Annual Report on Form 10-K.

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

Risk Factors Relating to the Company’s Business

The Company currently has a financing arrangement that could be affected by the Company’s financial condition and results of operations.

On January 6, 2016, the Company received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”) from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PhotoMedex Technology, Inc.; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”).

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance, the “Advances”). The proceeds of the Advances may be used to conduct the ordinary business of the Company only.

All outstanding Advances will be repaid through the Borrowers’ existing and future credit card receivables and other rights to payment arising out of the Borrowers’ acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States. The Company’s processor for those Credit Card Receivables (the “Processor”) has been instructed to remit, via electronic funds transfer, to the Lender all of the Borrowers’ Credit Card Receivables collected by the Processor (net of any discounts, fees and/or similar amounts legally owed to the Processor by the Borrowers and any charge-backs, offsets and/or other amounts which the Processor is entitled to deduct from the proceeds) until the Lender gives written notice that all Advances then outstanding and associated fees and expenses have been received by Lender.

Each Advance is to be secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers. In the event that the Company’s continuing operations were to deteriorate and repayment of this debt were to be negatively impacted, the lender’s security interest could have an adverse affect on continuing operations. The advances received on January 6, 2016 are repaid weekly over a 26 week period.

Economic downturns and disruption in the financial markets could adversely affect the Company’s financial condition and results of operations.

Financial markets in the United States, Europe and Asia have experienced prolonged periods of significant disruption, particularly in the periods following 2008 financial market tightening. These periods included volatility in securities prices and diminished liquidity and credit availability. Furthermore, an economic slowdown in the United States and other countries can weaken consumer confidence and lead to significant reductions in the amounts persons and businesses will spend on consumer products and other expenditures. In part, as a result, certain of the Company’s operations and revenues can be negatively impacted.

If adverse general economic conditions exist and continue for prolonged periods of time, the Company’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition could be adversely impacted.

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

The Company’s exposure to the credit risks may increase during an economic slowdown. Although the Company has programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing its credit risks. Future credit losses, if incurred, could harm its business and have a material adverse effect on its operating results and financial condition. The Company maintains estimated accruals and allowances for its business terms. However, distributors tend to have more limited financial resources than other resellers and end-user customers and therefore represent potential sources of increased credit risk because they may be more likely to lack the reserve resources to meet payment obligations.

If the Company may need to raise additional funds to pursue its growth strategy or continue its operations, we may be unable to raise capital when needed.

From time to time, the Company may seek additional equity or debt financing to provide for capital expenditures, finance working capital requirements, continue its expansion, increase liquidity, develop new products and services or make acquisitions or other investments. In addition, if its business plans change, general economic, financial or political conditions in its markets change, or other circumstances arise that have a material negative effect on its cash flow, the anticipated cash needs of its business as well as its conclusions as to the adequacy of its available sources of capital could change significantly.

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

Other competitors include well-established pharmaceutical, cosmetic and healthcare companies such as Allergan, Inc., Valeant Pharmaceuticals International, Inc. and Estee Lauder Inc. These companies may enjoy significant competitive advantages over us, including:

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

The Company has generated limited commercial distribution for certain of its other products. It is still not established that the PTL devices targeted for the consumer market will be widely accepted in that market. The Company may be unsuccessful in continuing its existing or developing new, strategic selling affiliates and alternate channels in order to maintain or expand the markets for the existing or future products of the skincare and PTL businesses.

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

The Company therefore cannot assure you that the marketplace will be receptive to its skincare products over competing products, services and therapies. Failure of the Company’s products to achieve market acceptance could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Excluding niche marketing efforts, the Company’s skincare business targets its sales in the U.S. market to physicians, who then mark up the products for sale to their patients. No single physician practice in itself is generally responsible for a significant proportion of the Company’s sales. The Company finds as well that a few physicians re-sell our products not just to their own patients, but also at discounted prices on the internet. These practices undercut the sales of other physicians and violate the Company’s internet sales policy; while the Company has taken steps to prevent these practices, this policy can be difficult to enforce.

In its international businesses, the Company depends for a material portion of its sales in the international arena on several key sub-distributors, and especially on The Lotus Global Group, Inc., doing business as GlobalMed Technologies Co., or GlobalMed, which is the Company’s master distributor over most of the international arena for our devices (excluding our no!no!® line of products). If the Company loses GlobalMed or one of these sub-distributors, the Company’s sales of phototherapy and surgical lasers are likely to suffer in the short term, which could have a negative effect on its revenues and profitability.

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

The Company has a new distributor in the Japanese market, and the delay or failure to re-implement sales in this market may have an adverse effect on its business.

On April 7, 2015 the Company announced the signing of an exclusive distribution agreement by its Radiancy Inc. subsidiary with Synergy Trading Corporation for certain no!no!™ products in Japan. Synergy Trading Corporation, based in Osaka, has been a leading Japanese importer of consumer products for more than a decade, managing multinational brands from the U.S. and Europe. This agreement includes Radiancy’s no!no! 8800 and no!no! PRO. In addition, Synergy will launch two new no!no! models during 2016 and has a right of first refusal to market additional Radiancy consumer products. The agreement runs through December 31, 2016 and is renewable thereafter. Synergy placed an initial stocking order of $1.2 million. Synergy is best known for bringing SodaStream to Japanese consumers.

On November 21, 2013 the Company’s majority-owned subsidiary, Radiancy, Inc., had terminated the exclusive distribution agreement between itself and Ya-Man Ltd., Radiancy’s independent distributor for the no!no!® brand products in the Japanese market. Sales in Japan represented approximately 5% of the revenues related to the sale of the no!no! products for the year ended December 31, 2013; those sales were largely generated in the first six months of the year. Ya-Man failed to meet its minimum purchasing commitments under the distribution agreement in the third and fourth quarters of 2013, due to a restructuring of its methods of business operations. Radiancy and Ya-Man also disputed the responsibility for the payment of marketing expenses for that country of approximately $1 million.

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

A major part of the Company’s direct response campaign for its no!no!® line of products’ success depends on its ability to attract online consumers to its websites and convert them into customers in a cost-effective manner, which depends, in part, on search engines and other online sources for its website traffic. Our subsidiary’s name, Radiancy, as well as the name of our flagship products, no!no!, and variations of those names, are included in search results as a result of both paid-search listings, where the Company purchases specific search terms that will result in the inclusion of its listing, and algorithmic searches that depend upon the searchable content on its sites. Search engines and other online sources revise their algorithms from time to time in an attempt to optimize their search results.

If one or more of the search engines or other online sources on which the Company relies for website traffic were to modify its general methodology for how it displays its websites, resulting in fewer consumers clicking through to its websites, the Company’s sales could suffer. If any free search engine on which the Company relies begins charging fees for listing or placement, if one or more of the Company’s competitors outbids the Company for specific search terms or utilizes search terms which are similar to those purchased by the Company, or if one or more of the search engines or other online sources on which it relies for purchased listings, modifies or terminates its relationship with the Company, its expenses could rise, it could lose customers, and traffic to its websites could decrease.

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

Radiancy, Inc. is a majority owned subsidiary of the Company and the marketer of the Company’s no!no! consumer products division. All of Radiancy’s research and development activities, a portion of the manufacturing operations and other critical business activities are located in Israel, a country that has experienced terrorist attacks. Political, economic and military conditions in Israel could adversely affect its operations, including a disruption of such operations due to terrorist attacks or other hostilities. Although the current hostilities in Israel have had no immediate and direct impact on Radiancy to date, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components from our Israeli subcontractors to us. We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on our business or our share price.

The Company’s Israeli-based facilities and/or manufacturing subcontractors could also be subject to catastrophic loss such as fire, flood, or earthquake. Any such loss at any of these facilities could disrupt operations, delay production, shipments and revenue and result in significant expense to repair and replace those facilities.

The operations of the Company’s subsidiary Radiancy (Israel) Ltd. may be disrupted by the obligation of its personnel to perform military service.

Many of the Company’s employees that are located in Israel are legally obligated to perform annual military reserve duty in the Israeli Defense Forces and may be called to active duty under emergency circumstances at any time without substantial notice to the Company. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. As a result, our Israeli-based operations could be disrupted by the absence, for a significant period of time, of one or more of its executive officers or a significant number of its other employees due to such reserve duty.

If the Company fails to manage its sales and marketing force or to market and distribute its products effectively, the Company may experience diminished revenues and profits.

There are significant risks involved in building and managing the Company’s sales and marketing force and marketing its products, including the Company’s ability:

•	to hire, as needed, a sufficient number of qualified sales and marketing personnel with the aptitude, skills and understanding to market its no!no! Hair and skin products, its skincare lines and Mistral product lines effectively;

•	to adequately train its sales and marketing force in the use and benefits of all its products and services, thereby making them more effective promoters;

•	to manage its sales and marketing force and its ancillary channels (e.g., telesales) such that variable and semi-fixed expenses grow at a lesser rate than its revenues; and

•	to cope with employee turnover among the sales force in the skin health business, in which there is substantial competition for talented sales representatives.

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

Although the Company believes that its current manufacturing facilities are adequate to support its commercial manufacturing activities for the foreseeable future, the Company may be required to expand or restructure its manufacturing facilities to increase capacity substantially. In addition, if the Company is unable to provide customers with high-quality products in a timely manner, the Company may not be able to achieve market acceptance and growth for its consumer, skincare and other products. The Company’s inability to manufacture or commercialize its devices successfully could have a material adverse effect on its revenue.

If the Company fails to manage and protect its and its subsidiaries’ network security and underlying data effectively, its businesses could be exposed to a cyber-attack or other disruption which could harm its operating results.

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

Our information systems require a constant and ongoing dedication of significant resources to maintain, protect, and enhance our existing systems as well as keep pace with changes in information processing technology and regulatory standards. In particular, maintaining the Company’s network security is of critical importance because the online e-commerce systems used by our consumer product lines store proprietary and confidential customer data such as names, addresses, other personal information and credit card numbers. The Company uses commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate its systems and networks. Employee error, malfeasance or other mistakes in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. The Company employs contractors and temporary and part-time employees who may have access to the personal information of customers and employees. It is possible such individuals could circumvent the Company’s data security controls, which could result in a breach of customer privacy. In addition, third parties may attempt to hack into our systems to obtain data relating to our products or our proprietary technology. Any failure to maintain or protect these information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

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

A significant part of the payments for its products and services are processed by the Company through credit cards or automated payment systems. The Company has suffered losses, and may continue to suffer losses, as a result of orders placed with fraudulent credit cards or other fraudulent payment data. For example, under current credit card practices, the Company may be liable for fraudulent credit card transactions if it does not obtain a cardholder’s signature, a frequent and accepted practice in internet sales. In addition, charges under these payment methods may be challenged as fraudulent or unauthorized for a significant period of time after the purchase of the goods and services, often up to 18 months after the transactions. While the Company employs technology solutions to help it detect fraudulent transactions, those solutions are not guaranteed to uncover all fraudulent transactions. Therefore, the failure to detect or control payment fraud could cause the Company to lose sales and revenue and incur additional costs in managing fraud-control processes.

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

The Company may be subject to product liability claims from time to time. A number of the Company’s products are highly complex and some are used to treat delicate skin conditions on and near a patient’s face. In addition, the clinical testing, manufacturing, marketing and use of certain of the Company’s products and procedures may also expose the Company to product liability, FDA regulatory and/or legal actions, or other claims. Certain indications for use for the Company’s PTL light-based devices, though approved outside the U.S., are not approved in the U.S. If a physician elects to apply an off-label use and the use leads to injury, the Company may be involved in costly litigation. The Company presently maintains liability insurance with coverage limits of at least $10 million per occurrence and overall aggregate, which the Company believes is an adequate level of product liability insurance, but product liability insurance is expensive and the Company might not be able to obtain product liability insurance in the future on acceptable terms or in sufficient amounts to protect the Company, if at all. A successful claim brought against the Company in excess of its insurance coverage could have a material adverse effect on its business, results of operations and financial condition. In addition, continuing insurance coverage may also not be available at an acceptable cost, if at all. Therefore, the Company may not be able to obtain insurance coverage that will be adequate to satisfy a liability that may arise. Regardless of merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to its reputation, withdrawal of clinical trial volunteers and loss of revenues. As a result, regardless of whether the Company is insured, a product liability claim or product recall may result in losses that could result in the FDA taking legal or regulatory enforcement action against the Company and or its products including recall, and could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

The Company’s business may bring it into conflict with its licensees, licensors, or others with whom the Company have contractual or other business relationships, or with its competitors or others whose interests differ from it. If the Company is unable to resolve those conflicts on terms that are satisfactory to all parties, the Company may become involved in arbitration and/or litigation brought by or against it. Such actions are likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of arbitration or litigation is always uncertain, and in some cases could include judgments against the Company that require it to pay damages, enjoin it from certain activities, or otherwise affect its legal or contractual rights, which could have a significant adverse effect on its business. In addition, while the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. The Company cannot predict what the outcome will be in any ongoing or threatened arbitrations and/or litigations, and any adverse results in any such actions may also materially and negatively impact its business, the market price of its common stock, cash flow, prospects, revenues, profitability or capital expenditures, or have other material adverse effects on its business, reputation, results of operations, financial condition or liquidity.

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

The Company believes that its growth and future success will depend in large part upon the skills of its key management, technical and scientific personnel. Certain members of the Company’s management staff as well as other key employees may voluntarily terminate their employment with the Company at any time, with or without notice. There is substantial competition for personnel in the industries in which we operate, and we may face increased competition for such employees, resulting in the need to compensate these personnel at a higher-than-anticipated rate, a delay in replacing such personnel and integrating them into the Company’s operations, and the possibility that we may be unable to attract and retain these personnel. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources, and may have an adverse effect on our business and our ability to grow that business.

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

Additionally, the Company does not currently maintain “key person” life insurance on the lives of Dr. Rafaeli, Mr. McGrath, its other executives or any of its employees. The Company’s lack of insurance means that it may not have adequate compensation for the loss of the services of its key employees, which could affect the Company’s ability to maintain the level of services formerly provided by those persons.

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

It may be difficult for any of the Company’s stockholders to effect service of process and enforce their rights against the Company or its officers and directors in foreign courts.

Certain of the Company’s operating subsidiaries’ assets are located outside the United States, including locations in Israel, the United Kingdom and Hong Kong. As a result, the Company’s stockholders may find it difficult to enforce their legal rights in the courts of these countries based on the civil liability provisions of the United States federal securities laws as applied in the courts of the United States or these countries, even if civil judgments are obtained in courts of the United States. In addition, it is unclear if extradition treaties in effect between the United States and these countries would permit effective enforcement against any of the Company’s officers and directors that reside outside the United States of criminal penalties, whether sought under the United States federal securities laws or other applicable laws.

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

Likewise, if a corporation undergoes an “ownership change” and/or a “change in trade or business” under various standards of Her Majesty’s Revenue and Customs (HMRC, U.K.), the amount of a company’s pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income. After evaluating the effects of the reverse merger and integration of Radiancy’s business on its U.K. NOLs; management determined that the NOLs remain usable against future income of the UK subsidiary. However, the amount of the NOL carryforwards remains subject to review and audit by the HMRC. There can therefore be no assurance that the benefit of such NOL carryforwards will be fully realized.

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

The Company may become subject to material legal proceedings and claims relating to intellectual property matters, including claims of infringement by competitors and other third parties with respect to current or future products, e-commerce and other web-related technologies, online business methods, trademarks, copyrights or other proprietary rights. Its competitors, some of which may have substantially greater resources than the Company has and may have made significant investments in competing products and technologies, may have, or seek to apply for and obtain, patents, copyrights or trademarks that will prevent, limit or interfere with the Company’s ability to make, use and sell its current and future products and technologies. The Company may not be successful in defending allegations of infringement of these patents, copyrights or trademarks. Further, the Company may not be aware of all of the patents and other intellectual property rights owned by third parties that may be potentially adverse to its interests. The Company may need to resort to costly and time-consuming litigation to protect and/or enforce its proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of its products, technologies or processes infringe the patents or other proprietary rights of third parties. Any failure to enforce or protect its rights could cause the Company to lose the ability to exclude others from using its technologies to develop or sell competing products. The Company may incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims. In addition, while the Company maintains insurance for certain risks, the amount of its insurance coverage may not be adequate to cover the total amount of all insured claims and liabilities. It also is not possible to obtain insurance against all potential risks and liabilities. The outcome of any such proceedings is uncertain and, if unfavorable, could force the Company to discontinue sales of the affected products or impose significant penalties or restrictions on its business. The Company does not conduct comprehensive patent searches to determine whether the technologies used in its products infringe upon patents held by others. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies.

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

The Company does not currently have any products approved for market through the PMA process. Several products are cleared for market through the 510(k) pathway or are class I products which have been designated as exempt from premarket 510(k) notification requirements. The marketing and sale of our no!no!® family of consumer products in the United States (excluding no!no! Skin and no!no! Glow which have FDA clearance), a market that accounted for approximately 89% of the total sales of this line of products for the year ended December 31, 2015, does not currently require FDA marketing clearance. Accordingly, our no!no!® line of products does not currently have any FDA-cleared indications as to their efficacy in terms of long-term or permanent hair removal or reduction in hair re-growth. Accordingly, we are subject to limitations on the advertising claims we are allowed to make regarding the hair removal and hair reduction effects of our products.

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

Many medical devices are also regulated by the FDA as “electronic products.” In general, manufacturers and marketers of “electronic products” are subject to certain FDA regulatory requirements intended to ensure the radiological safety of the products. These requirements include, but are not limited to, filing certain reports with the FDA about the products and defects/safety issues related to the products as well as complying with radiological performance standards.

The medical device industry is now experiencing greater scrutiny and regulation by Federal, state and foreign governmental authorities. Companies in our industry are subject to more frequent and more intensive reviews and investigations, often involving the marketing, business practices, and product quality management including standards for device recalls and product labeling. Such reviews and investigations may result in the civil and criminal proceedings; the imposition of substantial fines and penalties; the receipt of Warning Letters, untitled letters, demands for recalls or the seizure of our products; the requirement to enter into corporate integrity agreements, stipulated judgments or other administrative remedies, and result in our incurring substantial unanticipated costs and the diversion of key personnel and management’s attention from their regular duties, any of which may have an adverse effect on our financial condition, results of operations and liquidity, and may result in greater and continuing governmental scrutiny of our business in the future.

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

Additionally, Federal, state and foreign governments and entities have enacted laws and issued regulations and other standards requiring increased visibility and transparency of our Company’s interactions with healthcare providers. For example, the U.S. Physician Payment Sunshine Act requires us to disclose payments and other transfers of value to all U.S. physicians and U.S. teaching hospitals at the U.S. federal level made after August 1, 2013. Failure to comply with these legal and regulatory requirements could impact our business, and we have had and will continue to spend substantial time and financial resources to develop and implement enhanced structures, policies, systems and processes to comply with these legal and regulatory requirements, which may also impact our business.

Healthcare policy changes may have a material adverse effect on the Company.

Healthcare costs have risen significantly over the past decade. As a result, there have been and continue to be proposals Federal, state and foreign governments and regulators as well as third-party insurance providers to limit the growth of these costs. Among these proposals are regulations that could impose limitations on the prices the Company will be able to charge for its products, the amounts of reimbursement available for its products from governmental agencies or third-party payors, requirements regarding the usage of comparative studies, technology assessments and healthcare delivery structure reforms to determine the effectiveness and select the products and therapies used for treatment of patients. While we believe our products provide favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate this value to our customers, patients, payors, and regulators is significant and may require longer periods of time and effort in which to obtain acceptance of our products. There is no assurance that our efforts will be successful, and these limitations could have a material adverse effect on the Company’s financial position and results of operations.

These changes and additional proposed changes in the future could adversely affect the demand for the Company’s products as well as the way in which the Company conducts its business. For example, the Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. The law imposed on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in January 2013, which includes certain products marketed and sold by the Company, as well as requiring research into the effectiveness of treatment modalities and instituting changes to the reimbursement and payment systems for patient treatments. In addition, governments and regulatory agencies continue to study and propose changes to the laws governing the clearance or approval, manufacture and marketing of medical devices, which could adversely affect our business and results of operations.

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

The Company’s products may not be accepted in the market if the Company does not produce clinical data supported by the independent efforts of clinicians. , and if that data indicates that treatment with the Company’s products does not provide patients with sustained benefits or that treatment with the Company’s products is less effective or less safe than the Company’s current data suggests, the Company’s revenues could decline. In addition, the FDA could then bring legal or regulatory enforcement actions against the Company and/or its products including, but not limited to, recalls or requirements for pre-market 510(k) authorizations. The Company can give no assurance that its data will be substantiated in studies involving more patients. In such a case, the Company may never achieve significant revenues or profitability.

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

For example, certain of the Company’s skincare products and product candidates may fall under the regulatory purview of various centers at the FDA and in other countries by similar health and regulatory authorities. As the Company seeks to expand sales of its skincare products outside the U.S., we may encounter requirements that we did not anticipate or that we may not be able to satisfy.

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

The Company has no outstanding Warning Letters from the FDA. In February 2015, the Company met with the FDA at an administrative action meeting regarding certain aspects of the labeling for the Iamin family of medical devices. The FDA has requested that the labeling be amended to more closely mirror the language of the products’ 510(k) clearances, The Company voluntarily halted distribution of this particular product group and has implemented corrective action to implement these changes, which was completed during the Second Quarter of 2015, at which time distribution of these products did resume.

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

Risk Factors Relating to the Mergers

The business operations of Radiancy and PTECH to be merged into DSKX may not be successfully integrated and therefore PhotoMedex may not be able to realize the anticipated benefits of the acquisition or merger.

Realization of the anticipated benefits of the mergers will depend on DSKX’s ability to successfully integrate the businesses and operations of Radiancy, PTECH and DSKX. DSKX will be required to devote significant management attention and resources to integrating its business practices, operations and support functions. The challenges they may encounter include the following:

•	preserving customer, supplier and other important relationships and resolving potential conflicts that may arise as a result of the merger;

•	consolidating and integrating duplicative facilities and operations, including back-office systems necessary for internal and disclosure controls and timely financial reporting;

•	addressing differences in business cultures, preserving employee morale and retaining key employees while maintaining focus on providing consistent, high-quality customer service and meeting the operational and financial goals of DSKX; and

•	adequately addressing business integration issues.

The process of integrating the DSKX operations could cause an interruption of, or loss of momentum in, the business and financial performance of Radiancy and PTECH, and in the business and financial performance of DSKX as well. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business, financial results, financial condition, or stock price of PhotoMedex. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated operating efficiencies, synergies in technology, and cross-benefits in sales and marketing activities anticipated from the merger will be realized.

The ability of PhotoMedex and/or the target company to use their net operating loss carryforwards to offset future taxable income in connection with the mergers.

The ability of PhotoMedex to use its net operating loss carryforwards to offset future taxable income for U.S. federal income, U.K. business or another country’s business or income tax purposes may be limited as a result of “ownership changes” of PhotoMedex or DSKX caused by the mergers. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.

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

Likewise, if a corporation undergoes an “ownership change” and/or a “change in trade or business” under various standards of Her Majesty’s Revenue and Customs (HMRC, U.K.), the amount of a company’s pre-change NOLs that may be utilized to offset future taxable income in the U.K. may be limited or not available for offset against that income.

Similar rules and limitations may apply for U.S. state income tax purposes or for the purposes of other countries’ business or income taxes.

DSKX and PhotoMedex may incur substantial expenses related to the mergers and the integration of business operations.

PhotoMedex and DSKX may incur substantial expenses related to the mergers and, in the case of DSKX, the integration of business operations into DSKX, both in the year of acquisition or merger and in subsequent years. There are a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. While a certain level of expenses may be assumed to be incurred in any acquisition or merger, there are many factors beyond PhotoMedex’s control that could affect the total amount or the timing of such integration expenses. Moreover, many of the expenses that may be incurred are, by their nature, difficult to estimate accurately. Such expenses may also continue for several years following the acquisition or merger, due to ongoing transitions and processes. These expenses could, particularly in the near term, exceed the savings that PhotoMedex expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings in any acquisition or merger.

The need to integrate the respective workforces of Radiancy, PTECH and DSKX and other factors of production and distribution following the merger presents the potential for delay in achieving expected efficiencies, synergies and other cross-benefits that could adversely affect DSKX’s operations.

The successful integration by DSKX and achievement of the anticipated benefits of the mergers depend in part on integrating employees of Radiancy, PTECH and DSKX into a mutually tolerant, collaborative and cross-pollinating team. Failure to do so presents the potential for delays in achieving expected synergies and other benefits of integration that could adversely affect operations.

PhotoMedex or DSKX may be unable to retain key employees.

The success of PhotoMedex following the mergers will depend in part upon its ability to retain key employees of PhotoMedex. Key employees of Radiancy and PTECH may depart because of issues relating to the uncertainty and difficulty of any remaining integration issues or a desire not to remain with DSKX following the mergers. Accordingly, no assurance can be given that PhotoMedex and DSKX would be able to retain key employees to the same extent as prior to the acquisition or merger.

Risk Factors Relating to an Investment in our Securities

The proposed transaction between the Company and DSKX may not close, may not close on time, or may close with material changes to the proposed terms of that transaction.

As reported above under the heading “ITEM 1. Business – Our Company ,” DSKX reported on March 23, 2016 that it was investigating certain revenue recognition and share issuance matters during the Second and Third Quarter of 2015, and that, as a result, its unaudited condensed consolidated financial statements for those two fiscal quarters should no longer be relied upon. It also reported that it has issued a letter to Daniel Khesin (at the time DSKX’s President and Chairman of the Board and a member of its board of directors) terminating his employment and board member, which Mr. Khesin is disputing. The Company was not notified of these matters until March 21, 2016, after the signing of the Merger Agreements.

The results of DSKX’s investigation, as well as any ancillary investigations, and the resolution of the dispute between DSKX and Mr. Khesin, may have a material affect upon the proposed transaction between the Company and DSKX. It may be necessary for the Company to terminate the proposed transaction or to alter, amend or otherwise change the terms of that proposed transaction, thereby materially changing the benefits of that transaction to the Company and its shareholders. Also, any termination of this transaction or changes in its terms may result in the Company incurring legal, accounting and other expenses and costs in addition to those expenses and costs incurred as a result of the entry into the agreements underlying this transaction. Termination fees and other provisions contained in the agreements with DSKX may not be sufficient to cover the incurred expenses and costs or otherwise compensate the Company for the failure to, or delay in, completing this transaction.

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

In addition, the stock markets have, in recent years, experienced significant volume and price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market prices and the trading volume of our stock may continue to experience significant fluctuations due to matters described in this Item 1A, as well as economic and political conditions in the United States and worldwide, investors’ attitudes towards our business prospects and products, and changes in the interests of the investing community. As a result, the market price of the Company’s common stock has been and may continue to be adversely affected and our shareholders may not be able to sell their shares or to sell them at desired prices.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On September 29, 2015, the Company received written notification from The NASDAQ Stock Market LLC that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the requirements for continued listing on the NASDAQ Global Select Market under NASDAQ Marketplace Rule 5450(a)(1). The Notice provides the Company with an initial period of 180 calendar days, or until March 28, 2016, to regain compliance with the listing rules. The Company would regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period, as confirmed by written notification from NASDAQ. If the Company does not achieve compliance by March 28, 2016, NASDAQ would provide notice that its securities were subject to delisting from the NASDAQ Global Select Market. As of March 28, 2016, the Company’s bid price remained under $1.00 per share.

On March 10, 2016, trade in the Company’s common stock transferred to the NASDAQ Capital Market. This move to the Capital Market will not affect the trading of the Company's common stock. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market, but with less stringent listing requirements. The Company's common shares will continue to trade on NASDAQ under the symbol "PHMD."

On March 30, 2016, the Company was notified by NASDAQ that its request for a six month extension of time in which to comply with the bid price requirement had been granted. The transfer of its stock from the NASDAQ Global Select Market to the NASDAQ Capital Market is part of the process to request and receive such an extension. PhotoMedex intends to consider a range of available options to regain compliance with this continued listing standard, and has provided written notice to NASDAQ of its intention to cure the minimum bid price deficiency during a second grace period by carrying out a reverse stock split, if necessary. At its 2015 annual meeting, PhotoMedex shareholders granted authority to the board of directors to implement, as needed, a reverse split in a ratio up to one common share for each five shares outstanding. The board had decided to delay acting upon that authority while the recently announced transaction with DS Healthcare, Inc. is still pending. However, if the Company does not achieve compliance by the end of the second six month grace period (September 26, 2016), NASDAQ could provide notice that its securities were subject to delisting from the NASDAQ Capital Market.

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

As of April 5, 2016, the Company had outstanding stock options to purchase an aggregate of 750,586 shares of common stock and warrants to purchase an aggregate of 322,500 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when the Company’s common stock is trading at a price that is higher than the exercise price of these options and warrants and the Company would be able to obtain a higher price for the Company’s common stock than the Company would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of the Company’s common stock and the terms on which the Company could obtain additional financing. The ownership interest of the Company’s existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain all future earnings for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future except possibly in connection with the pending transaction with DSKX. .(See Item 1 Our Company)

The payment of dividends will be at the discretion of the Company’s board of directors and will depend on the Company’s results of operations, capital requirements, financial condition, prospects, contractual arrangements, any limitations on payments of dividends present in any of the Company’s future debt agreements and other factors the Company’s board of directors may deem relevant. If the Company does not pay dividends, a return on your investment will only occur if the Company’s stock price appreciates.

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

As of April 5, 2016, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 49.8% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We lease a 7,140 sq. ft. facility in New York that houses parts of sales and operations. The term of the lease runs until September 30, 2016. We also share office space at a facility in Horsham, Pennsylvania that currently houses our executive offices and marketing.

We lease a 17,222 sq. ft. building in Hod-Hasharon, Israel, that is used for marketing, operations and research and development. The term of the lease runs until April 30, 2017.

We lease a 3,200 sq ft. building in London, England that is used for marketing and operations. The term of the lease runs until March 31, 2023.

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

Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortuous interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $83 in sanctions to Radiancy. Discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

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

A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company’s insurance carrier agreed on a possible settlement. On August 11, 2015, the Court entered an order approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive. The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that helped to defray the cost of the proposed settlement, and did not have a material impact on its financial results. The settlement was approved by the Court on August 11, 2015. The Company had paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff’s counsel were paid by the carrier of the insurance policy.

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

On April 25, 2014, a putative class action lawsuit was filed in the United States District Court for the District of Columbia against the Company’s subsidiary, Radiancy, Inc. and Dolev Rafaeli, Radiancy’s President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Dr. Rafaeli was served with the Complaint on May 5, 2014; to date, Radiancy, has not been served. A mediation was scheduled in this matter for November 24, 2014, but no settlement was reached. On March 30, 2015, the Court dismissed this action in its entirety for failure to state a claim. The Court specifically dismissed with prejudice the claims pursuant to New York General Business Law §349-50 and the implied warranty of fitness for a particular purpose; the other counts against Radiancy were dismissed without prejudice. The Court also granted Dr. Rafaeli's motion to dismiss the actions against him for lack of personal jurisdiction over him by the Court. The Court denied the plaintiffs request for jurisdictional discovery with respect to Dr. Rafaeli and plaintiffs request to amend the complaint. Radiancy and its officers intend to continue to vigorously defend themselves against any attempts to continue this lawsuit.

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

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! Hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! Hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. That removal was granted, and the Company has now filed to remove this case to the U.S. District Court for the District of Columbia, the district with jurisdiction over the Mouzon litigation. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company and its subsidiary, Radiancy, Inc. had filed suit against Schulberg MediaWorks in the United States District Court for the Eastern District of Pennsylvania. The suit sought resolution of unbilled amounts allegedly owed to Schulberg and the return of the Company's media assets. All claims in the suit have been settled and all claims and past due amounts were settled and paid in the amount of $300.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of April 7, 2016, we had 21,991,718 shares of common stock issued and outstanding, including 1,055,361 shares of nonvested restricted stock. This did not include (i) options to purchase 750,586 shares of common stock, of which 573,538 were vested as of April 7, 2016, or (ii) warrants to purchase up to 322,500 shares of common stock, all of which warrants were vested.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2015:

Fourth Quarter	$0.63	$0.29
Third Quarter	1.30	0.48
Second Quarter	2.18	1.36
First Quarter	2.01	1.38

Year Ended December 31, 2014:

Fourth Quarter	$5.97	$1.05
Third Quarter	12.61	6.20
Second Quarter	15.73	11.81
First Quarter	16.80	13.00

On April 5, 2016, the last reported sale price for our common stock on Nasdaq was $0..46 per share. As of April 5, 2016, we had approximately 634 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future except in connection with the pending transaction with DSKX. (See Item 1 - Our Company)

Overview of Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2015. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	750,586	$16.98	3,020,542

Equity compensation plans not approved by security holders	-	-	-

Total	750,586	$16.98	3,020,542

Options have been granted to employees and/or consultants out of our 2005 Equity Compensation Plan. Restricted stock awards of 1,292,859 wer issued but not vested as of December 31, 2015. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan. Most warrants issued by us have been to investors or placement agents, and no warrants have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders.

Recent Issuances of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6. Selected Financial Data

None.

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

Introduction, Outlook and Overview of Business Operations

After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a proposed transaction with DSKX whereby PhotoMedex, thru multiple concurrent merger transactions will sell to DSKX substantially of its remaining operations. See ITEM 1. Business – Our Company Subject to the completion of the concurrent mergers with DSKX, the current strategic focus for the businesses being merged with DSKX are built upon three components

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

Key Technology Platforms

•	Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin’s surface. It conducts heat pulses, which enables longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions including the recently launched no!no! Hair Removal PRO which introduces patented pulsed Thermicon technology producing 35% more energy aimed at removing more hair in less time.

•	LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours. The technology is also used in the no!no! Glow™, which is a 510(k)-cleared device and is a miniaturized LHE device also delivering ant-aging benefits for the at-home consumer in a hand-held size.

•	Kyrobak®. Kyrobak uses clinically proven, proprietary technology to treat unspecified lower back pain. The unique combination of Continuous Passive Motion (CPM) and Oscillation therapy is a non-invasive, relaxing method for long lasting relief of back pain. Used for better than 3 decades in professional rehabilitation and chiropractic settings, CPM has been proven to increase mobility of the joints, draw more oxygen and blood flow to the area, allowing the muscles to relax and release pressure between the vertebrae allowing the spine to open up and decompress.

•	NEOVA®. This line of topical formulations is designed to prevent premature skin aging due to UV-induced DNA damage. The therapy seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. The NEOVA line includes DNA Damage Control SILC SHEER SPF 45, an award-winning tinted sunscreen. The DNA repair enzymes of this sunscreen are clinically shown to reduce UV damage by 45% and increase UV protection by 300% in one hour.

•	Clear Touch® is a LHE brand technology and a handheld consumer product sold for the treatment of nail fungus. Developed by Radiancy, LHE advances the principles of selective photothermolysis by utilizing the dual energy pathways of light and heat to gain the greatest advantage of the light/heat relationship. Patented internal filters protect the skin and proprietary algorithms take full advantage of the skins thermal absorption characteristics. These innovations create the exact balance of light and heat necessary to achieve clinical efficacy in a variety of clinical applications

Our revenue generation is categorized as Consumer, Physician Recurring or Professional. Each of our segments benefit from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians, and are described below:

Consumer

The global consumer market is our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 5 million no!no!® products to consumers, the majority of whom have been in North America, Japan and Europe.

We continue to develop and add to our marketing programs (in types of creative, languages, and media formats – print, online, radio, and TV) to effectively reach the large population groups where we have expanded our sales efforts, including: the United States, Japan, United Kingdom, Canada, Australia, and Hong Kong

Our consumer marketing platform is built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness. It is highly dependent upon the ability to procure cost effective advertising media to reach our targeted customer, particularly short-form TV advertising.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $45 million, and $90.6 million for the years ended December 31, 2015 and December 31, 2014, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as, Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase directly from these retail resellers, and those who have seen our solutions demonstrated by these retail resellers may purchase solutions through our websites or call centers.

International (excluding North America). Outside North America sales were approximately $22.6 million and $30.3 million for the years ended December 31, 2015 and 2014, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international targeted markets include Asia Pacific, Europe and South America.

Physician Recurring

Physician recurring sales primarily include those generated from our NEOVA® skin care product line. NEOVA® skin care is a topical therapy combining DNA repair enzymes and copper peptide complexes to prevent premature skin aging. NEOVA represents a recurring revenue stream with significant market opportunities. In addition, our expertise in direct-to-consumer advertising and innovative marketing programs is anticipated to drive greater brand awareness and adoption for NEOVA products.

NEOVA®

Sales of the NEOVA skin care products at present are driven by physicians, who act as spokespersons to their patients in support of the NEOVA line. We have historically marketed to physicians in the dermatology and plastic surgery field, but plan to supplement these efforts with a direct-to-consumer approach to lead consumers into those physician practices. NEOVA addresses a sizeable global market for anti-aging skin care products. In addition, we have increased marketing exposure to NEOVA by offering an introduction to the product line as an added-value purchase to consumers responding to our no!no! brand advertising.

Professional

Sales under the professional business segment are generated from our LHE® brand products.

We leverage our 18 person NEOVA sales and marketing team to also distribute through this direct sales force the LHE-based professional products in addition to our other equipment directly to physicians, dermatologists, salons, spas, and other aesthetic practitioners. We view this fully trained sales staff as a resource in expanding the Professional segment of our revenues.

Sales and Marketing

As of December 31, 2015, our sales and marketing personnel consisted of 41 full-time positions.

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

We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists. As of December 31, 2015, accrued sales returns provision was $4,179 or 5.5% of total recognized revenues of $75,890. As of December 31, 2014, accrued sales returns provision was $7,651 or 5.8% of total recognized revenues of $132,959. The return provisions are influenced by product mix. In 2015, Direct Response revenues, which typically result in higher product return activity, are a lower portion of Consumer revenues as compared to 2014.

Revenues received with respect to the separately priced extended warranty on consumer products are recognized over the duration of the extended warranty period. As of December 31, 2015, deferred revenues for the extended warranties amounted to $2,489 or 3.3% on total recognized revenues. As of December 31, 2014, deferred revenues for the extended warranties amounted to $5,474 or 4.1% on total recognized revenues. Extended warranty sales are directly influenced by the volume of Direct Response revenues which were higher in 2014.

Inventories. We carry inventories at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. For our consumer and LHE products, cost is determined on the weighted-average method. For the Physician market products, cost is determined on the first-in, first-out method.

Reserves for slow-moving, excess and obsolete inventories reduce the historical carrying value of our inventories, and are provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trends.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2015 and 2014, the allowance for doubtful accounts was $14,959 and $13,426 or 19.7% and 10.1%, respectively of the total recognized revenues of each year. The allowance for doubtful accounts provisions are influenced by product mix and in 2014 there was higher rate toward the direct channel.

Goodwill and Intangibles Assets. Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2015 and 2014, we had $5,435 and $30,621 of goodwill and other intangibles, accounting for 15.9% and 16.3% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was recognized as part of the reverse acquisition on December 13, 2011, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill which could require us to test goodwill for impairment as of an interim date.

During the fourth quarter of 2015, we recorded goodwill and other intangible asset impairment charges of $21,481, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with its annual test impairment test. A number of factors contributed to decreased earnings projections including, competition from consumer device companies claiming similar product functionality, our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors, the inability to effectively expand operations into foreign markets and quickly ramp product launches new and innovative products in the second half of the year after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, and a continuing challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. The fair value of Goodwill associated with the operating and reporting units were estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property.

Our business is organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

Furthermore , pursuant to ASC 360 long-lived assets should be tested when events or changes in circumstances indicate that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 in connection with its annual budgeting process, management undertook a review of its acquired intangible assets due to indications that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. While management continues to view the prospects for its business positively, the Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424.

In connection with the reverse acquisition of Pre-merged PhotoMedex on December 31, 2011, we recognized certain intangibles recorded at fair value as of the date of acquisition. The balances of these acquired intangibles, net of amortization, were:

December 31, 2015

Tradename	$241
Product and Core Technologies	1,613
Goodwill	3,581
Total	$5,435

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we establish a valuation allowance. At year end December 31, 2014, material amounts of valuation allowances were recorded representing: 100% of the net deferred tax assets in the US; in excess of 60% of the net deferred tax assets in the UK company; and a 100% valuation allowance against losses of subsidiaries in Brazil, Colombia, and India. Our assessment for the year ended December 31, 2015, is that a 100% valuation allowance is still required, including the UK company. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry-forwards that we can utilize to offset all or part of this taxable income, we may be required to adjust our valuation allowance.

In the years ended December 31, 2015 and 2014, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

An exception to these rules apply under ASC 740-20-45-7 where an entity has 1) a loss from continuing operations and income related to other items such as discontinued operations and 2) the entity would not otherwise recognize a benefit for the loss from continuing operations under the approach described in ASC 740-20-45. This fact pattern applies for the year ended December 31, 2015 for entities in the US and the UK. Application of this rule exception results in the allocation of tax expense to discontinued operations with an offsetting amount of tax benefit reported by the US and UK companies.

We follow ASC Topic 740-10, “Income Taxes” which clarifies the accounting for uncertainty in tax positions. ASC Topic 740-10 requires that we recognize in our financial statements the impact of a tax position, if that position will more likely than not be sustained upon examination, based on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.

Stock-based compensation. We account for stock based compensation to employees in accordance with the “Share-Based Payment” accounting standard. The standard requires estimating the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations.

The fair value of employee stock options is estimated using a Black-Scholes valuation model. The fair value of restricted shares is based on the quoted market price of our common stock on the date of issuance. Compensation costs for share-based payment awards are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures. The total share-based compensation expense was $6,242 and $4,938 for the years ended December 31, 2015 and 2014, respectively.

Results of Operations

Revenues

The following table illustrates revenues by type from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2015	2014
Consumer	$67,569	$120,931
Physician Recurring	5,918	8,683
Professional	2,403	3,345

Total Revenues	$75,890	$132,959

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Year Ended December 31,
	2015	2014
Direct-to-consumer	$45,607	$86,709
Retailers and home shopping channels	21,006	32,357
Distributors	956	1,865

Total Consumer Revenues	$67,569	$120,931

For the year ended December 31, 2015, consumer segment revenues were $67,569 compared to $120,931 in the year ended December 31, 2014. The revenues decreased between the years mainly due to the following reasons:

•	Direct to Consumer. Revenues for the year ended December 31, 2015 were $45,607 compared to $86,709 for the year ended December 31, 2014. The decrease of 47% was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2015 were $21,006 compared to $32,357 for the year ended December 31, 2014. The decrease of 35% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the United Kingdom (“UK”). Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the year end December 31, 2015 were $956 compared to $1,865 for the same period in 2014. The decrease in revenues of 49% was mainly due to our inability to relaunch our efforts in Japan and reducing our presence in South America.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets (determined by ship to locations), for the periods reflected below:

	For the Year Ended December 31,
	2015	2014
North America	$44,986	$90,643
International	22,583	30,288

Total Consumer Revenues	$67,569	$120,931

Both the North America markets and the international markets decreased as a result of significantly lower promotional advertising spent in each market. The Company continued to face a challenging media market to be able to purchase attractive cost effective advertising. The international market decrease in revenues was also influenced by a decrease in exchange rates against the US dollar (i.e.: the US dollar strengthened against other currancies). In addition, our marketing efforts in South America were terminated in October of 2015.

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Year Ended December 31,
	2015	2014
Neova skincare	$5,003	$6,795
Other	915	1,888

Total Physician Recurring Revenues	$5,918	$8,683

NEOVA skincare

For the year ended December 31, 2015 revenues were $5,003 compared to $6,795 for the year ended December 31, 2014. These revenues are generated from the sale of various skin, hair and wound care products to physicians in both the domestic and international markets.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets (determined by ship to locations), for the periods reflected below:

	For the Year Ended December 31,
	2015	2014
North America	$4,533	$6,613
International	1,385	2,070

Total Physicians Recurring Revenues	$5,918	$8,683

The physician dispensed skin care market for our NEOVA products is very competitive and is highly dependent upon maintaining a consistent level of skilled sales professionals. In 2015, sales were negatively affected due to vacancies in certain geographies for periods of time. In addition, in 2014 a certain global customer that historically purchased our hair care products changes its methodology for post hair transplant wound dressings and did not place any orders in 2015 which negatively affected both our domestic and international sales in 2015.

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Year Ended December 31,
	2015	2014
LHE equipment	$1,194	$1,849
Other equipment	1,209	1,496

Total Professional Revenues	$2,403	$3,345

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the years ended December 31, 2015 and 2014, LHE® brand products revenues were $1,194 and $1,849, respectively. LHE sales decreased in 2015 from 2014 as a result of the decrease in the number of sales professionals selling the LHE product line caused by the movement of certain sales professionals to the company that acquired the XTRAC division.

The following table illustrates the key changes in the revenues of the Professional segment, by markets (determined by ship to locations), for the periods reflected below:

	For the Year Ended December 31,
	2015	2014
North America	$1,230	$2,548
International	1,173	797

Total Professional Revenues	$2,403	$3,345

The USA professional market for our LHE products is directly tied to the sales efforts of our dedicated NEOVA direct sales force. Sales for our NEOVA products were lower in 2015 than in 2014 for the reasons cited above and negatively affected our LHE product sales.

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2015	2014
Consumer	$14,733	$20,307
Physician Recurring	2,271	4,220
Professional	1,421	1,937

Total Cost of Sales	$18,425	$26,464

Overall, cost of revenues changed in each segment due to the related changes in revenues. Included in cost of revenues above are inventory excess and obsolete provisions of $205 and $408 for the years ended December 31, 2015 and 2014 respectively.

Gross Profit Analysis

Gross profit decreased to $57,465 for the year ended December 31, 2015 from $106,495 during the same period in 2014. As a percentage of revenues, the gross margin decreased to 75.7% for the year ended December 31, 2015 from 80.1% for the same period in 2014.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2015	2014
Revenues	$75,890	$132,959
Percent (decrease) increase	(42.9)%	(35)%
Cost of revenues	18,425	26,464
Percent decrease	(30.4)%	(22.3)%
Gross profit	$57,465	$106,495
Gross margin percentage	75.7%	80.1%

The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2015, compared to the same period in 2014, were due to a decrease in consumer revenues.

Consumer Direct Response revenues have the highest individual gross margin percent of all of our product sales. Direct Response revenues represented a higher percentage of overall revenues in 2014 versus 2015; 67% in 2015 and 72% in 2014. The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Year Ended December 31,
	2015	2014
Revenues	$67,569	$120,931
Percent decrease	(44.1)%	(35.8)%
Cost of revenues	14,733	20,307
Percent decrease	(27.4)%	(24.2)%
Gross profit	$52,836	$100,624
Gross margin percentage	78.2%	83.2%

Gross profit for the year ended December 31, 2015 decreased by $47,788 from the comparable period in 2014. Gross margin percentage for the year ended December 31, 2015 was 78.2%, compared to 83.2% for the year ended December 31, 2014. The Consumer segment had a decrease in revenues in the year ended December 31, 2015 compared to the prior year. This segment provides the highest gross margin of our segments, so changes to these revenues can significantly impact our overall gross margin.

Furthermore, Direct Response revenues have a substantially higher gross margin percent since these revenues represent retail prices charged directly to the end user versus wholesale prices we charge our retail resellers. As Direct Response revenues decrease as a percent of total revenue, an expected decrease in the overall gross margin is expected. Direct Response Revenues were a higher percentage of overall sales in 2014 versus 2015.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Year Ended December 31,
	2015	2014
Revenues	$5,918	$8,683
Percent decrease	(31.8)%	(20.1)%
Cost of revenues	2,271	4,220
Percent (decrease) increase	(46.2)%	(16.7)%
Gross profit	$3,647	$4,463
Gross margin percentage	61.6%	51.4%

Gross profit for the year ended December 31, 2015 decreased by $816 from the year ended December 31, 2014. The Physicians Recurring segment had a decrease in revenue for the year ended December 31, 2015.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Year Ended December 31,
	2015	2014
Revenues	$2,403	$3,345
Percent increase (decrease)	(28.2)%	(14.1)%
Cost of revenues	1,421	1,937
Percent increase (decrease)	(26.6)%	(11.5)%
Gross profit	$982	$1,408
Gross margin percentage	40.9%	42.1%

Gross profit for the year ended December 31, 2015 decreased from 2014 by $426 as a result of lower sales volume of our professional equipment. For the year ended December 31, 2015, the gross margin percentage was 40.9% compared to 42.1% for the year ended December 31, 2014.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2015 decreased to $1,313 from $1,820 for the year ended December 31, 2014. The majority of this expense relates to the salaries of our worldwide engineering and product development team and reflect a decrease in total personnel.

Selling and Marketing Expenses

For the year ended December 31, 2015, selling and marketing expenses decreased to $57,412 from $94,129 for the year ended December 31, 2014 for the following reasons:

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

•

Overall media buying and advertising expenses in the year ended December 31, 2015 were 43.7% of total revenues compared to 41.4% of total revenues in the year ended December 31, 2014. There was a change in the mix of revenues toward business channels and segments of the market that are less dependent upon the level of advertising investment. Direct to consumer revenues are 60.1% of total revenues for the year ended December 31, 2015 compared to 65.2% of total revenues for the year ended December 31, 2014.

General and Administrative Expenses

For the year ended December 31, 2015, general and administrative expenses decreased to $17,484 from $31,751 for the year ended December 31, 2014 for the following reasons:

•	Decrease in bad debt expense of approximately $5,396

•	Decrease in Consumer litigation expenses of $935

•	Decrease in personnel in our consumer offices of $897

•	Decrease in stock-based compensation expense of $1,212

•	Decrease in amortization of bank debt issue costs of $2,358

•	Decrease in acquisition costs of $2,879

•	Decrease in expenses related to closed South American offices of $149

•	Other reductions in general operating costs of $441

Goodwill and Intangibles Assets Impairment

Our balance sheet includes goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2015 and 2014, we had $5,435 and $30,621 of goodwill and other intangibles, accounting for 15.9% and 16.3% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.

During the fourth quarter of 2015, we recorded goodwill and other intangible asset impairment charges of $21,481, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with its annual test impairment test. A number of factors contributed to decreased earnings projection including, competition from consumer device companies claiming similar product functionality, our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors, the inability to effectively expand operations into foreign markets and quickly ramp product launches new and innovative products in the second half of the year after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, and a continuing challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. The fair value of Goodwill associated with the operating and reporting units were estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property.

Our business is organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

Furthermore , pursuant to ASC 360 long-lived assets should be tested when events or changes in circumstances indicate that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 in connection with its annual budgeting process, management undertook a review of its acquired intangible assets due to indications that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. While management continues to view the prospects for its business positively, the Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the year ended December 31, 2015 decreased to $1,402, as compared to net interest and other financing income of $4,372 for the year ended December 31, 2014. The decrease of $2,970 is due to the interest expense that was related to the long-term debt and the amortization of the related debt costs for debt that was entered into in May 2014. During 2014, the entire related debt costs were written off as current period expense due to the restructuring of the long-term debt. This does not include interest expense of $2,289 that was included as part of the loss on discontinued operations according to ASC Topic 205. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is each subsidiaries’ respective local currency.

Taxes on Income, Net

For the year ended December 31, 2015, net taxes on operating income amounted to a benefit of $1,794 as compared to $36,312 tax expense for the year ended December 31, 2014. The decrease was mainly due to establishing valuation allowances of $40,803 on the net deferred tax assets as of December 31, 2014.

Loss

The factors discussed above resulted in a net loss, including discontinued operations, of $34,554 during the year ended December 31, 2015, as compared to net loss of $121,496 during the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, our current ratio was 1.31 compared to 1.24 at December 31, 2014. As of December 31, 2015 we had $6,460 of working capital compared to $25,595 as of December 31, 2014. Cash and cash equivalents were $3,302 as of December 31, 2015, as compared to $10,349 as of December 31, 2014.

On May 12, 2014, we entered into an $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase (“Chase”) which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes. Interest was initially determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin is updated quarterly based on the then-current leverage ratio. The facilities are secured by a first priority security interest in and lien on all our assets. All current and future subsidiaries are guarantors on the facilities. There are financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which we must maintain. These covenants will be determined quarterly based on a rolling past four quarters of financial data.

On August 4, 2014, we received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist us in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the “Initial Forbearance Agreement”) on August 25, 2014. On November 4, 2014, we entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that were parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.

As of December 31, 2014, we continued to fail to meet both financial covenants and were in default of the credit facilities.

Effective February 28, 2015, we entered into an Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that were parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurred (the "Forbearance Period"). Chase and the Lenders agreed that we would not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so would not constitute a default or event of default. Instead, the Lenders and the Company agreed that we would make prepayments against the Term Loan of $250 on the first business day of each month during the Forbearance Period, which were to be applied in direct order of maturity. We also agreed that, on or before the fifth calendar day of each month, we would pay against the Term Loan $125 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.

Under the provisions of the Second Amended Forbearance Agreement, we did not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so shall not constitute a default or event of default. However, we did have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities would, beginning November 1, 2014, bore interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), our obligations under the Facilities would, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.

We and our subsidiaries also agreed not to pay in cash any compensation to the either our Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments could be accrued or deferred and paid in cash only after the repayment of the Facilities in full.

We agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company and our subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. We also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.

We continued to retain the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement, we and our advisors prepared and distributed offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for us, the proceeds of which would be in an amount sufficient to repay in full and in cash our remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement would occur no later than the end of the Forbearance Period.

We also agreed to limit certain capital expenditures to $100 per quarter, except for those involving our XTRAC ® or VTRAC ® medical devices, and agreed not to make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.

As consideration for the Lender's entry into the Second Amended Forbearance Agreement, we has agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which were earned on the last business day of each of the specified months: for May and June 2015, $750 each month; for July through September 2015, $1,000 each month; for October through December 2015, $1,250 each month; and for January through March 2016, $1,500 each month. However, if we complete a capital transaction acceptable to the Lenders that would have reduced the then-outstanding principal balance of the Term Loan to less than $10 million and repaid all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period to be earned and accrued would be in an amount that was 50% of the amount specified for each of the remaining months. In addition, the $500 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remained due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees were considered earned and were included in the Obligations under the Credit Agreement.

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

On September 1, 2015, PhotoMedex, Inc. and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement and a Supplemental Agreement (together, the “Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”). Under the Asset Purchase Agreement, JIKANG is to acquire the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”). The Company will receive net cash of approximately $1.2 million after payment of closing and ancillary costs. The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. JIKANG will provide two letters of credit to the Company for the remainder of the Purchase Price. The $1 million Letter of Credit will become payable to the Company on or about November 17, 2015, at which time substantially all the assets will be then be transferred to JIKANG in consummation of the transaction. The proceeds of the $1 million letter of credit were collected in December 2015. The remaining Letter of Credit for $200 will be payable to the Company after certain post-closing steps including the receipt of all assets at JIKANG’s facilities and the training of JIKANG’s personnel which is expected to occur during the first half of 2016

On January 6, 2016, PhotoMedex, Inc. (the “Company”) received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”) from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PhotoMedex Technology, Inc.; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”).

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance, the “Advances”). The proceeds of the Advances may be used to conduct the ordinary business of the Company only.

All outstanding Advances will be repaid through the Borrowers’ existing and future credit card receivables and other rights to payment arising out of the Borrowers’ acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States. The Company’s processor for those Credit Card Receivables (the “Processor”) has been instructed to remit, via electronic funds transfer, to the Lender all of the Borrowers’ Credit Card Receivables collected by the Processor (net of any discounts, fees and/or similar amounts legally owed to the Processor by the Borrowers and any charge-backs, offsets and/or other amounts which the Processor is entitled to deduct from the proceeds) until the Lender gives written notice that all Advances then outstanding and associated fees and expenses have been received by Lender.

Each Advance is to be secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers.

We believe our existing balances of cash and cash equivalents as well as advances from our credit card receivable agreement and expected proceeds from asset sales will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the first quarter of 2017. However, there is no guarantee that we will be able to meet the continuing conditions of the credit card receivable agreement or obtain a renewal, if needed, or that the costs of such renewal may not be prohibitive or amounts from certain asset sales will be collectible when due. Such a result could have a material adverse effect on us and our financial condition.

Net cash and cash equivalents used in operating activities was $6,462 for the year ended December 31, 2015 compared to cash used in operating activities of $24,171 for the year ended December 31, 2014. The cash used in 2015 was mainly due to reduction of accounts receivable balances and inventory levels offset by a net loss for the year. The cash used for 2014 was mainly due to the net loss for the year ended December 31, 2014.

Net cash and cash equivalents provided by investing activities was $77,129 for the year ended December 31, 2015 compared to cash used in investing activities of $75,679 for the year ended December 31, 2014. The primary reason for the change was cash received from the sales of XTRAC and VTRAC business and LCA-Vision for the year ended December 31, 2015, and the cash paid to acquire LCA-Vision for the year ended December 31, 2014.

Net cash and cash equivalents used by financing activities was $77,590 for the year ended December 31, 2015 compared to cash provided by financing activities of $65,653 for the year ended December 31, 2014. In the year ended December 31, 2015, we had payments on credit facilities of $76,500 and $914 for certain notes payable. In the twelve months ended December 31, 2014, we had proceeds from the credit facilities of $85,000, partially offset by payments on the facilities of $18,500, and $781 for certain notes payable.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2015 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Rental and operating lease obligations	1,770	761	1,009	-
Notes payable	490	490	-	-
Total	$2,260	$1,251	$1,009	$-

Off-Balance Sheet Arrangements

At December 31, 2015, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our revenues or expenses.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

We are exposed to foreign currency exchange rate fluctuations related to the operation of our international subsidiaries. The Company’s United Kingdom subsidiary’s main operating currency is pounds sterling. The Company’s Brazilian, LK Technology, subsidiary’s main operating currency is Brazilian Real. The Company’s other foreign subsidiaries’ functional currency is the respective local currency for each subsidiary, except Radiancy Ltd. At the end of each reporting period, revenue and expense of the foreign subsidiaries are converted into U.S. dollars using the average currency rate in effect for the period and assets and liabilities are converted into U.S. dollars using the exchange rate in effect at the end of the period.

The functional currency for our Israeli subsidiary, Radiancy, Ltd. is the US Dollar, but certain day-to-day transactions in Israel (for example, payment of salaries to Israeli employees) are transacted in New Israeli Shekels, therefore, we face some risk from fluctuations in the foreign exchange rates when accounting for these transactions. Additionally, we are exposed to foreign currency exchange rate fluctuations relating to payments we make to vendors and suppliers using foreign currencies. We currently do some hedging against the New Israeli Shekels. Fluctuations in exchange rates may impact our financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2015. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 9B.	Other Information

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On September 29, 2015, the Company received written notification from The NASDAQ Stock Market LLC that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the requirements for continued listing on the NASDAQ Global Select Market under NASDAQ Marketplace Rule 5450(a)(1). The Notice provides the Company with an initial period of 180 calendar days, or until March 28, 2016, to regain compliance with the listing rules. The Company would regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period, as confirmed by written notification from NASDAQ. If the Company does not achieve compliance by March 28, 2016, NASDAQ would provide notice that its securities were subject to delisting from the NASDAQ Global Select Market. As of March 28, 2016, the Company’s bid price remained under $1.00 per share.

On March 10, 2016, trade in the Company’s common stock transferred to the NASDAQ Capital Market. This move to the Capital Market will not affect the trading of the Company's common stock. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market, but with less stringent listing requirements. The Company's common shares will continue to trade on NASDAQ under the symbol "PHMD."

On March 30, 2016, the Company was notified by NASDAQ that its request for a six month extension of time in which to comply with the bid price requirement had been granted. The transfer of its stock from the NASDAQ Global Select Market to the NASDAQ Capital Market is part of the process to request and receive such an extension. PhotoMedex intends to consider a range of available options to regain compliance with this continued listing standard, and has provided written notice to NASDAQ of its intention to cure the minimum bid price deficiency during a second grace period by carrying out a reverse stock split, if necessary. At its 2015 annual meeting, PhotoMedex shareholders granted authority to the board of directors to implement, as needed, a reverse split in a ratio up to one common share for each five shares outstanding. The board had decided to delay acting upon that authority while the recently announced transaction with DS Healthcare, Inc. is still pending. However, if the Company does not achieve compliance by the end of the second six month grace period (September 26, 2016), NASDAQ could provide notice that its securities were subject to delisting from the NASDAQ Capital Market.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held twenty four meetings and executed six unanimous written consents in lieu of a meeting in 2015.

The following sets forth certain biographical information concerning our current directors and our executive officers as of April 7, 2016.

Name	Position	Age
Lewis C. Pell	Non-Executive Chairman of the Board of Directors	72
Yoav Ben-Dror	Non-Executive Vice Chairman of the Board of Directors	63
Dolev Rafaeli	Chief Executive Officer and Director	52
Dennis M. McGrath	President, Chief Financial Officer and Director	59
James W. Sight	Director (retired October 2015)	60
Stephen P. Connelly	Director	64
Trevor Harris	Director (February 2014 – retired October 2015)	61
Dan Amiram	Director (October 2015)	38

Dr. Trevor S. Harris and Mr. James W. Sight retired from the Board effective October 29, 2015; any information relating to them is included for historical comparison only and as a reference component of the overall compensation awarded to the Company’s board for its services

Directors and Executive Officers

Lewis C. Pell was appointed to our Board of Directors and was unanimously elected to serve as Non-Executive Chairman of the Board on December 12, 2011 and is the Chairman of the Compensation Committee. Mr. Pell was a member of Radiancy’s Board since 1998. Mr. Pell has founded over a dozen successful medical technology companies during the past three decades. In 1979, he founded Pentax Precision Instruments, which was sold to Asahi Optical Co. in 1990. In 1983, he founded American Endoscopy Inc., which was sold to C.R. Bard, Inc. (BCR-NYSE) in 1986. In 1984, he founded Versaflex Inc., which was sold to Medtronic in 1988. In 1989, he founded Heart Technology Corp., which went public in the U.S. in 1992 and was sold to Boston Scientific Corp. (BSX-NYSE) in 1995. In 1991, he founded InStent Inc., which became a public company in 1995 and was sold to Medtronic in 1996. In 1994, he founded Influence Inc., which was sold to American Medical Systems Inc. in 1999. Working with Dr. Shlomo Ben-Haim, Mr. Pell founded Biosense Inc. in 1994, which was sold to Johnson & Johnson in 1997. He is currently chairman and an investor for a number of private medical device companies. In 1992, he founded Vision-Sciences, Inc. which merged with Urolplasty, Inc in 2015 to become Cogentix Medical, Inc. (CGNT NASDAQ) for which he is a director. Mr. Pell has a B.S. in political science from Brooklyn College and over 20 years of experience in the medical technology industry. Mr. Pell was selected to serve on the Company’s board because of his over thirty-years’ experience in leadership roles in the medical device industry.

Yoav Ben-Dror was appointed to our Board of Directors and was elected to serve as Non-Executive Vice Chairman on December 12, 2011. Dr. Ben-Dror was the chairman of Radiancy’s Board since 2006. He is an entrepreneur with more than 30 years of experience in technology, medical devices and financial innovations. He currently serves on the Board of Dagon Batey-Mamguroth Le-Israel Ltd (silo houses), Final Inc. (high-frequency financial algorithm technology), Fitango Inc. (social network), Neurotech Solutions Ltd. (human cognition and behavior with an emphasis on attention deficit/hyperactivity disorder (ADHD)), Travelsys4u Ltd. (a personal mobility system for senior citizens), Impact First Investments Ltd. (investment management firm that specializes in social investing), and My InPact Solutions Ltd. (Mobile solutions for restaurant management). He is a director at Keren Shemesh Foundation for the Encouragement of Young Entrepreneurs (in association with YBI (Youth Business International), a foundation assisting young entrepreneurs in transforming an idea into a successful sustainable small business), a director at ANU – making change LTD. (HLZ) (social activity), a director at Hatnuah Hezrachit Hachadasha Ltd. (social activity), and a trustee at the Hecht-Zilzer Trust (charity). Dr. Ben Dror previously served on the Board of Cellcom Israel Ltd. (CEL-NYSE), Dubek Ltd. (tobacco), Magic Box Ltd. (financial algorithm technology) and Holon Institute of Technology (H.I.T.), and was a member of the Board of Trustees of the Holon Institute of Technology (H.I.T.). He was one of the founders of Amphorae Vineyard Ltd. (Winery - Israel). He was also involved with InStent Inc., Influence Medical Technologies Ltd. and Disc-O-Tech Medical Technologies Ltd. Dr. Ben Dror is a member of the Israel Bar and holds a Doctor of the Science of Jurisprudence (J.S.D.) from the School of Law (Boalt Hall), University of California, Berkeley. Dr. Ben-Dror was selected to serve on the Company’s board because of his extensive background in business and financial entrepreneurship.

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

Dennis M. McGrath, upon completion of the merger with Radiancy, reassumed his role of Chief Financial Officer in addition to President and director of PhotoMedex, to which he was appointed in July 2009. Mr. McGrath had previously served as CFO and Vice President, finance and administration from January 2000 through June 2009 and as Chief Executive Officer from July 2009 until the merger date with Radiancy. He has held several senior-level positions in prior endeavors, including, from February 1999 to January 2000, serving as the COO of Internet Practice, the largest division for AnswerThink Consulting Group, Inc., a company specializing in business consulting and technology integration. Concurrently, from August 1999 until January 2000, Mr. McGrath served as CFO of Think New Ideas, Inc., a company specializing in interactive marketing services and business solutions. In addition to the financial reporting responsibilities, he was responsible for the merger integration of Think New Ideas, Inc. and AnswerThink Consulting Group, Inc. Prior to that, from September 1996 to February 1999, Mr. McGrath was CFO and executive vice-president, operations of TriSpan, Inc., an internet commerce solutions and technology consulting company that was acquired by AnswerThink Consulting Group, Inc. in 1999. Mr. McGrath is currently a director of Noninvasive Medical Technologies, Inc., LabStyle, Inc. and Cagent Vascular, Inc. In addition, Mr. McGrath serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University. Mr. McGrath graduated with a B.S. in accounting from LaSalle University in 1979 and became a Certified Public Accountant in 1981 and holds inactive licenses in Pennsylvania and New Jersey. Mr. McGrath was selected to serve on the Company’s board because of his thirty years’ experience in the development and implementation of innovative business and marketing practices.

Dan Amiram is a Professor of Accounting, Taxation and Business Law at Columbia Business School of Columbia University. He has won multiple awards for teaching and research, including the Columbia Business School Dean’s Award for Excellence in Teaching. He has several publications in finance and accounting academic journals to his credit and has made numerous presentations at top universities and financial institutions around the world. A respected consultant on national and international financial matters, he is repeatedly asked by corporations, financial institutions, government and the media (including the Wall Street Journal and Forbes magazine) to provide advice as an expert on accounting, finance, business and taxation issues. Dr. Amiram serves, and has served, as director and chairman of the audit and/or finance committees on several boards, including as director and chairman of the audit and finance committee of the financial technology company Opportunity Network. He was part of the controller’s team for Makhteshim Agan Industries (MAIN-TLV), the largest generic agrochemical company in the world, and was a senior auditor at PwC. Dr. Amiram holds a Master in Economics and Bachelor in Accounting and Economics degrees from Ben Gurion University, as well as a doctorate in Business from the University of North Carolina at Chapel Hill. Dr. Amiram is also a Certified Public Account (C.P.A) in Israel. Dr. Harris introduced Dr. Amiram to the Nominations and Corporate Governance Committee as a potential new Board member. The Board determined that he satisfied the independence and other composition requirements of the Securities and Exchange Commission (the “Commission”) and Nasdaq and as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules. Dr. Amiram was selected to serve on the Company’s board and as the chairman of the audit committee because of his 15 years financial and international business experience and his background in national and international finance, accounting and taxation matters.

Stephen P. Connelly was appointed to our Board of Directors on May 3, 2007. Mr. Connelly joined Viasys Healthcare, Inc., a medical technology and device company in August 2001 and served as President and Chief Operating Officer from November 2002 until August 2004. In addition, Mr. Connelly was formerly Senior Vice President and General Manager of the Americas as well as a member of the Executive Committee of Rhone Poulenc Rorer. Mr. Connelly’s broad background includes over twenty-five years of experience in the planning, development and management of rapid-growth marketing-driven businesses in the medical device and pharmaceutical fields. Since 1999, Mr. Connelly has been an adjunct professor at St. Joseph’s University, teaching international management and global strategy in the MBA program in the Haub School of Business. In addition, Mr. Connelly has a diverse and comprehensive business background, with expertise in such areas as strategic and tactical business development, joint ventures, mergers, acquisitions and corporate partnering, structuring and finance. Mr. Connelly is well-versed in every aspect of marketing, sales, general management, research and development of high-technology products and processes. Mr. Connelly possesses extensive international experience, having lived in Asia and having had operational P&L responsibility in many developed countries. Mr. Connelly was selected to serve on the Company’s board because of his twenty-five years’ background in the medical device industry and his experience in business development. Mr. Connelly has a Bachelor’s in Business Administration with a concentration in Marketing from The University of Notre Dame and a Master’s in Business Administration from Syracuse University, and was selected to serve on the Company’s board because of his twenty-five years’ background in the medical device industry and his experience in business development.

Trevor Harris was appointed to our Board of Directors on February 27, 2014 and retired from the board on October 29, 2015. Mr. Harris has been a faculty member of the Columbia Business School of Columbia University for more than 20 years, is former chair of the Accounting Division and has won numerous teaching awards. Currently he is The Arthur J. Samberg Professor of Professional Practice at Columbia and co-director of the Center for Excellence in Accounting and Security Analysis. Dr. Harris is a member of the Office of Financial Research’s Financial Research Advisory Committee, the Financial Reporting Policy Committee of the American Accounting Association and the editorial board of The Journal of Applied Corporate Finance. A respected consultant on national and international finance, investment and valuation matters, for two decades Dr. Harris has worked with and advised numerous corporations, including Morgan Stanley, Salomon Brothers, TIAA/CREF, Citicorp and the New York Stock Exchange. He has held a number of leadership and management positions with U.S. and global organizations, including serving as managing director and vice chairman of client services at Morgan Stanley. He has numerous publications to his credit and has made presentations on national and international accounting, finance and valuation issues. He received a Master of Commerce and Bachelor of Commerce degrees, and his Certificate of Accountancy, from the University of Cape Town, South Africa, and a doctorate in Business Administration from the University of Washington in 1983. Dr. Harris was selected to serve on the Company’s board because of his twenty years’ experience and his background in national and international financial and accounting matters.

James W. Sight was appointed to our Board of Directors on May 26, 2010 and retired October 29, 2015. Mr. Sight, an investor serving on the board of directors of various other public companies, has over 20 years of experience in corporate restructurings and financings. Within his experience Mr. Sight has been, since November 2007, a significant shareholder of Feldman Mall Properties, Inc., a real estate investment trust formerly listed on the New York Stock Exchange under the symbol FLMP, and has served in the office of the REIT's President; acted since 1998 to the present as a consultant to LSB Industries (NYSE: LXU); and from 1995 to 2006, was a large shareholder in Westmoreland Coal (AMEX: WLB), and was active on its board of directors in directing the reorganization of the company and its emergence from Chapter 11. Mr. Sight was selected to serve on the Company's board because of his twenty-years' experience in business operations and management.

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

Board Leadership Structure

In accordance with the provisions of our Bylaws, the total number of directors who may serve on our Board of Directors is currently set at a maximum of eight. Six persons currently serve on our board.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with Nasdaq rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2015 that, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, all current members of the Board of Directors are independent under the revised listing standards of Nasdaq.

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Ben-Dror, Connelly and Pell. Mr. Pell serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2015 satisfies the independence requirements of Nasdaq. The Compensation Committee held four formal meetings during 2015.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. See Item 11 for the report of the Compensation Committee for 2015 as presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Connelly, Amiram, and Pell. Mr. Connelly serves as the Chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee held two meeting during 2015 in conjunction with a meeting of the full Board of Directors.

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

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and Nasdaq. The current members of the Audit Committee are Dr. Amiram, Dr. Ben-Dror and Mr. Connelly. Dr. Amiram has served as the Chairman of the Audit Committee since October 29, 2015; Dr. Trevor S. Harris previously served as Chairman and member of the Committee. The Audit Committee meets regularly and held eight meetings during 2015 and executed one unanimous written consent as part of a meeting.

The Board of Directors determined in 2015 that each member of the Audit Committee satisfies the independence and other composition requirements of the Securities and Exchange Commission (the “Commission”) and Nasdaq. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable Nasdaq rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of April 7, 2016, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2015.

Item 11.	Executive Compensation (dollar amounts are not rounded to the thousands in this section)

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation program and objectives for our Named Executive Officers for our fiscal year ending December 31, 2015, or fiscal 2015. Our Named Executive Officers for fiscal 2015 were Dr. Dolev Rafaeli, our Chief Executive Officer, and Dennis M. McGrath, our President and Chief Financial Officer.

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

The key components of the compensation program for our Named Executive Officers are base salary, bonus and long-term incentives, which for fiscal 2015 was granted to the Named Executive Officers in the form of stock options under our 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

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

Base Salaries.    Base salaries for our Named Executive Officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent on our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews and an assessment of market competitiveness. In fiscal 2015 the base salaries of Dr. Rafaeli and Mr. McGrath were $495,000 and $395,000, respectively.

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

On March 10, 2015, Dr. Rafaeli and Mr. McGrath entered into new Employment Agreements with the Company; as a result, updated objectives for Mr. McGrath were established by the Compensation Committee and the Board of Directors that were directly related to the Mr. McGrath’s management of the Companies banking relationships and debt compliance related tasks. Dr. Rafaeli was guaranteed a quarterly cash bonus for each quarter equal to the greater of $300,000 or 1% of the quarterly recognized US GAAP sales reported in the Company's consolidated quarterly financial reports in excess of a target threshold amount set by the compensation committee of the Board. Mr. McGrath was guaranteed an annual minimum bonus for 2015 in an amount not less than $316,000, and was also eligible for additional annual bonus amounts based on the attainment of certain individual and corporate performance goals and targets as determined and set by the Board. All or a portion of such bonuses may be paid in shares of Company stock to the extent mutually agreed by the Board and the executive.

For the year 2015, Dr. Rafaeli earned a quarterly bonus, each quarter, of $300,000, and Mr. McGrath earned his guaranteed minimum bonus of $316,000. These amounts were unpaid as of December 31, 2015.

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

Overview of Executive Employment Agreements and Option Awards

Employment Agreement with Dolev Rafaeli.    We are party to an employment agreement with Dolev Rafaeli, pursuant to which he serves as the Chief Executive Officer of PhotoMedex and the Chief Executive Officer and President of Radiancy. The initial employment agreement had a term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy. The Company and Dr. Rafaeli entered into an Amended and Restated Employment Agreement, which had a term of four years and commenced on August 5, 2014; the Company entered into a further Amended and Restated Employment Agreement on March 10, 2015. The Agreement will automatically terminate on December 18, 2018 unless the parties reach a written accord upon an extension or renewal of the Employment Agreement. Under the employment agreement, Dr. Rafaeli's salary is $495,000 per annum. In addition, Dr. Rafaeli is entitled to a guaranteed quarterly bonus equal to the greater of $300,000 or 1% of the Company’s sales (calculated as 1% of recognized U.S. GAAP sales reported in our consolidated quarterly financial reports presented to our Board of Directors), which bonus, when combined with all other applicable employee remuneration under I.R.C. Section 162(m)(4) from the Company may not exceed a $1,000,000 annual threshold. Such bonuses are to be paid quarterly. Upon the termination of Dr. Rafaeli's employment by PhotoMedex without cause or by Dr. Rafaeli for good reason, he will be entitled to severance benefits as described in the section below entitled “Potential Payments on Termination of Employment or Change of Control”.

Employment Agreement with Dennis M. McGrath.    We are party to an employment agreement with Dennis M. McGrath pursuant to which he serves as our President and Chief Financial Officer. The employment agreement had an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy. The Company and Mr. McGrath had entered into an Amended and Restated Employment Agreement, which had a term of four years and commenced on August 5, 2014; the Company entered into a further Amended and Restated Employment Agreement on March 10, 2015. The Agreement will automatically terminate on December 18, 2018 unless the parties reach a written accord upon an extension or renewal of the Employment Agreement. Mr. McGrath’s 2015 annual base salary under his employment agreement is $395,000 and he is eligible to receive a guaranteed minimum annual bonus of $316,000. He is also eligible for additional bonuses up to 80% of his base salary based on the attainment of individual and corporate goals determined and set by our Board of Directors. In addition, he is entitled to participate in the long-term equity incentive programs established by the Company for its senior level executives generally commensurate with his position. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

Under the Second Amended Forbearance Agreement, commencing on February 28, 2015, the Company and its subsidiaries agreed not to pay in cash any compensation to either Mr. Rafaeli or Mr. McGrath that is based on a percentage of sales or another metric other than the officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments were to be accrued or deferred and paid in cash only after the repayment of the Facilities in full. As of year-end 2015, Dr. Rafaeli’s total bonuses for the fiscal year 2015 of $1,200,000 remains accrued but unpaid. As of year-end 2015, Mr. McGrath’s total bonus for fiscal year 2015 of $316,000 remains accrued but unpaid.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2015, 2014 and 2013 concerning compensation for our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dolev Rafaeli, Chief Executive Officer	2015	495,000	1,273,269	0	0	20,213	1,788,482
	2014	468,000	2,106,970	702,000	0	19,152	3,296,122
	2013	450,000	2,246,640	0	451,345	35,673	3,183,658

Dennis M. McGrath, President and Chief Financial Officer	2015	395,000	316,000	0	0	21,933	723,933
	2014	353,000	316,000	514,800	0	22,735	1,206,535
	2013	337,500	234,000	0	332,570	17,642	921,712

(1)	“Non-Equity Incentive Plan Compensation” in the foregoing table is the bonus earned in 2015, 2014 and 2013, even though such bonus may have been paid in a subsequent period. Dr. Rafaeli’s 2015 bonuses of $1,200,000 and Mr. McGrath’s bonus of $316,000 remain accrued but unpaid.

(2)	The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2015, 2014 and 2013, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2015 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)	“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance of $6,921 and matching 401(k) plan contributions of $3,012 for Mr. McGrath. For Dr. Rafaeli it includes matching 401(k) plan contributions of $13,250 and premiums for supplementary life and/or disability insurance of $6,963.

(4)	The 2013 “Non-Equity Inventive Plan Compensation” for Mr. McGrath included a payment of $39,000 paid pursuant to discretion exercised by the Compensation Committee under that incentive plan.

Potential Payments on Termination of Employment or Change of Control

Potential payments to our Named Executive Officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements or plan document.

Pursuant to the terms of their employment agreements as of December 31, 2015, should (1) the Company terminate Dr. Rafaeli’s or Mr. McGrath’s employment without cause, (2) Dr. Rafaeli or Mr. McGrath resign for good reason or (3) the Company fail to renew the applicable employment agreement (in each instance, whether in the context of a change in control or otherwise), then the affected individual would become entitled to the following benefits upon his delivery of an effective release to the Company:

(i)	Continued payment of his annual base salary in effect at the time of such termination for the remainder of the term of the agreement, payable in installments in accordance with the Company’s payroll practices based on the terms of the agreement;

(ii)	For Dr. Rafaeli – continued payment of his guaranteed quarterly bonus equal to the greater of $300,000 or 1% of the Company’s sales (calculated as 1% of recognized U.S. GAAP sales reported in our consolidated quarterly financial reports presented to our Board of Directors for the remainder of the term of the agreement; should Dr. Rafaeli no longer be deemed a ‘covered employee’ under the provisions of I.R.C. Section 162(m)(4), then the limitation on the amount of the bonus shall not apply; and a pro-rated annual bonus for the year in which such termination occurs;

For Mr. McGrath – continued payment of his guaranteed annual bonus of $316,000 (but prorated for any partial fiscal year during the remaining term of the agreement, payable at the same time other employees of the Company are paid pursuant to the terms of the Company’s annual bonus plan, but not later than March 15 of the year following the end of the fiscal year to which the bonus relates;

(iii)	continued medical and dental coverage for himself and his eligible dependents for eighteen months following the date of termination or resignation, provided a timely election is made under COBRA provisions;

(iv)	A monthly cash payment for the remainder of the term of the agreement equal to the premium cost for the long and short-term disability coverage that was in effect under plans of the Company immediately before his termination or resignation;

(v)	a monthly cash payment for the remainder of the l term of the agreement equal to the premium cost to maintain the individual’s life insurance coverage at the level of coverage in effect at the time of such termination or resignation;

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

If any of the events set forth in the table below had occurred by December 31, 2015, then we estimate the value of the benefits that would have been triggered and thus accrued to Dr. Rafaeli and Mr. McGrath and had the triggering event occurred on December 31, 2015 and they timely delivered a release, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dolev Rafaeli	Salary & bonus (1)(2)	$5,085,000	$5,085,000	0	0	0	N/A
	Health continuation	68,967	68,967	0	0	0	N/A
	AD&D insurance	4,134	4,134	0	0	0	N/A
	Executive life ins.	20,886	20,886	0	0	0	N/A
	Accelerated vesting (3)	71,719	71,719	0	0	0	N/A
	TOTAL(4)	$5,250,706	$5,250,706	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$2,133,000	$2,133,000	0	0	0	N/A
	Health continuation	53,934	53,934	0	0	0	N/A
	AD&D insurance	11,865	11,865	0	0	0	N/A
	Executive life ins.	23,731	23,731	0	0	0	N/A
	Accelerated vesting (3)	52,594	52,594	0	0	0	N/A
	TOTAL(4)	$2,275,124	$2,275,124	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.
(2)	Severance based on 2015 salary and pro-rata bonus levels.
(3)	If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2015 was $0.45 per share. The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.
(4)	The above payments are based upon the executives’ employment agreements in effect as of December 31, 2015.

Grants of Plan-Based Awards Table

There were no options or restricted stock awarded to our Named Executive Officers in 2015. The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2014 to our Named Executive Officers. The stock awards and option grants reflected below were awarded under the 2005 Equity Plan.

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

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2015.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dolev Rafaeli	84,000	56,000	0	20.00	3/18/2022	0	0	N/A	N/A
	19,00	28,500	0	20.00	2/28/2023	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	168,750	75,938

Dennis McGrath	8,750	0	0	6.24	6/15/19	0	0	N/A	N/A
	10,600	0	0	20.00	12/13/21	0	0	N/A	N/A
	50,100	0	0	15.60	12/13/21	0	0	N/A	N/A
	54,000	36,000	0	20.00	3/18/22	0	0	N/A	N/A
	14,000	21,000	0	20.00	2/28/23	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	123,750	55,688

(1)	The market value of unvested shares of restricted stock is based on $.045 per share, which was the closing price of our stock on December 31, 2015.

(2)	All options grants were under the 2005 Equity Plan.

Mr. Rafaeli and Mr. McGrath vest in the 225,000 and 165,000 shares of restricted stock, respectively, granted on November 7, 2014 equally on each of the first four anniversaries of the issuance date. The outstanding stock options vest ratably on each of the five anniversaries of the grant date.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Dennis M. McGrath	-	-	41,250	18,563

Dolev Rafaeli	-	-	56,250	25,313

(1)	Value realized is determined by multiplying the market price of the common stock on the applicable vesting date by the number of shares that vested on that date.

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

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Effective December 12, 2011, each outside director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. The table below sets forth our non-employee directors’ compensation through December 31, 2015.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Lewis Pell	40,000	0	0	40,000

Yoav Ben-Dror	45,000	0	360,000	405,000

James W. Sight	33,750	0	0	33,750

Stephen P. Connelly	40,000	0	0	40,000

Trevor S. Harris	50,000	0	0	50,000

Dan Amiram	12,500	2,550	0	15,050

(1)	The amounts shown for stock awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the stock awards for financial statement purposes.

(2)	Dr. Ben-Dror receives a monthly payment of $30,000 for his services as the executive director for Radiancy Ltd. and Photo Therapeutics, Ltd.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which expires on December 13, 2016. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors. We also provided tail insurance for the directors of Radiancy.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Annual Report under the heading “Overview of Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of April 5, 2016, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Lewis C. Pell (2)	2,120,319	9.64%
Yoav Ben-Dror (3)	1,553,421	7.06%
Dolev Rafaeli (4)	851,574	3.87%
Dennis M. McGrath (5)	393,836	1.79%
James W. Sight (6)	75,000	0.34%
Stephen P. Connelly (7)	16,522	*
Trevor Harris (8)	5,000	*
Dan Amiram (9)	5,000	*
Katsumi Oneda (10)	1,525,164	6.94%
Shlomo Ben-Haim (11)	1,806,263	8.21%
Paradigm Capital Mgt. (12)	1,230,700	5.60%

All directors and officers as a group (seven persons) (14)	5,015,672	22.81%

*	Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of April 7, 2016, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 21,991,718 shares of common stock outstanding as of April 7, 2016.

(2)	Includes 1,405,319 shares of common stock, 600,000 shares held by trusts with respect to which Mr. Pell may be deemed to have beneficial ownership and warrants to purchase 115,000 shares of common stock. Mr. Pell's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(3)	Includes 1,495,921 shares of common stock beneficially owned, and warrants to purchase 57,500 shares of common stock. Dr. Ben-Dror's address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(4)	Includes 580,124 shares of common stock, 168,750 additional shares of common stock subject to restriction agreements with us and vested options to purchase 103,000 shares of common stock. Does not include unvested options to purchase up to 84,000 shares of common stock, which may vest more than 60 days after April 7, 2016.

(5)	Includes 132,636 shares of common stock, 123,750 additional shares of common stock subject to restriction agreements with us, and vested options to purchase 137,450 shares of common stock. Does not include options to purchase up to 57,000 shares of common stock, which may vest more than 60 days after April 7, 2016.

(6)	Includes warrants to purchase 75,000 shares of common stock. Mr. Sight’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(7)	Includes 15,689 shares of common stock, and options to purchase up to 833 shares of common stock. Mr. Connelly’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(8)	Includes 5,000 shares of common stock. Dr. Harris’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(9)	Incudes 5,000 shares of common stock. Dr. Amiram’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(10)	Includes 1,005,164 shares of common stock and 320,000 shares held by trusts with respect to which Mr. Oneda may be deemed to have beneficial ownership. Mr. Oneda’s address is 100 Lakeside Drive, Suite 100, Horsham, PA 19044.

(11)	Shlomo Ben-Haim is, or may be deemed to be, the beneficial owner of 1,806,263 shares of common stock. Of the 1,806,263 shares, 1,153,858 shares are owned by Eastnet Investment Limited and 402,250 shares are owned by Antinori, Ltd. Mr. Ben-Haim has voting and/or dispositive power over shares held by Eastnet Investment Limited and Antinori, Ltd. Mr. Ben-Haim's address is 8 Kensington Palace Gardens, London W84QP, United Kingdom. Eastnet Investment Limited's address is Nerine Chambers, PO Box 905, Road Town, Tortola, British Virgin Islands. Antinori Ltd.'s address is Alon Tavor 15, Industrial Zone, Caesarea, Israel.

(12)	Paradigm Capital Management, Inc. is, or may be deemed to be, the beneficial owner of 1,230,700 shares of common stock. The foregoing information has been derived in part from a Schedule 13G1A filed on February 11, 2016. Paradigm Capital Management’s address is Nine Elk Street, Albany, NY 12207.

(13)	Includes 4,434,689 unrestricted shares of common stock, including 600,000 held by trusts, and 292,500 restricted shares of common stock warrants to purchase 247,500 shares of common stock and vested options to purchase 240,450 shares of common stock. Does not include options to purchase up to 141,500 shares of common stock, which may vest more than 60 days after April 7, 2016.

Item 13.	Certain Relationships and Related Transactions, Director Independence

Related Person Transactions

We have entered into an indemnification agreement with each of our directors pursuant to which we have agreed to indemnify each director against claims brought against them in their capacities as our directors. These indemnification agreements also require us to maintain directors’ and officers’ liability insurance for our directors.

On December 12, 2014, the Company entered into a Securities Purchase Agreement with certain investors including three directors, James Sight, Yoav Ben-Dror, and Lewis C. Pell. Mr. Sight purchased 150,000 shares of the Company’s common stock at a price of $2.19 per share and warrants to purchase 75,000 shares with an exercise price of $2.25 per share. Mr. Ben-Dror purchased 115,000 shares of common stock at a price of $2.19 per share and warrants to purchase 57,500 shares with an exercise price of $2.25 per share. Mr. Pell purchased 230,000 shares of common stock at a price of $2.19 per share and 115,000 warrants to purchase 115,000 shares with an exercise price of $2.25 per share. The warrants purchased by all three directors are exercisable beginning on December 12, 2015 until December 12, 2017.

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

Item 14.	Principal Accounting Fees and Services

We engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton Israel”) as our independent auditors for 2015 and 2014.

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton Israel for 2015 and 2014:

	2015	2014
Audit Fees (1)	$394	$475
Audit-Related Fees (2)	18	18
Tax Fees (3)	321	368
All Other Fees (4)	-	-
Total	$733	$861

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table, principally related to the limited scope audit of the 401(K) plan and due diligence services.

(3)	Consists of all tax related services.

(4)	Consists of all other products and services provided other than the services reported under audit fees, audit related fees and tax fees.

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

Auditor Selection for Fiscal 2015 The Audit Committee has selected Grant Thornton Israel to serve as our independent auditors for the year ending December 31, 2015. The Committee’s selection was submitted to our stockholders and ratified at our 2015 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated balance sheets of PhotoMedex, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive (loss) income, changes in' equity and cash flows for each of the years in the two-year period ended December 31, 2015.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits listed under subsections (b) of this Item 15 are hereby incorporated by reference.

(b)	Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)

2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)

3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)

3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)

2.3	Asset Purchase Agreement, dated June 22, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and MELA Sciences, Inc. (43)

2.4	Asset Purchase Agreement, dated September 1, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and DaLian JiKang Medical Systems Import & Export Co., LTD. (44)

2.5	Supplemental Agreement, dated September 1, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and DaLian JiKang Medical Systems Import & Export Co., LTD. (44)

2.6	Stock Purchase Agreement of January 31, 2015, among PhotoMedex, Inc., LCA-Vision Inc., and Vision Acquisition, LLC (41)

2.7	First Amendment Stock Purchase Agreement of January 31, 2015, among PhotoMedex, Inc., LCA-Vision Inc., and Vision Acquisition, LLC (44)

2.8	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Consumer Acquisition Corp., PhotoMedex, Inc., and Radiancy, Inc. (45)

2.9	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex, Inc., and Photomedex Technology, Inc. (45)

4.6	Credit Agreement, dated December 27, 2013, between Radiancy, Inc. and JP Morgan Chase Bank, N.A. (35)

10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)

10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)

10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)

10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)

10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)

10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)

10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)

10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)

10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)

10.12	Amended and Restated 2000 Stock Option Plan (1)

10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)

10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)

10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)

10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)

10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)

10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)

10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)

10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)

10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)

10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)

10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)

10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)

10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)

10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)

10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)

10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)

10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)

10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)

10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)

10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)

10.47	Unprotected Tenancy Agreement dated September 9, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)

10.48	Amendment to Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)

10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)

10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)

10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)

10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)

10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)

10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)

10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)

10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)

10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)

10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)

10.60	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 5, 2014. (37)

10.61	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on August 5, 2014. (37)

10.65	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on March 10, 2015. (42)

10.66	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on March 10, 2015. (42)

10.67	XTRAC Exclusivity Agreement, dated as of January 31, 2015, between PhotoMedex, Inc. and LCA-Vision Inc. (41)

10.68	Transition Services Agreement, dated as of January 31, 2015, between PhotoMedex, Inc. and LCA-Vision Inc. (41)

10.69	Lease Amendment Agreement, dated April 30, 2015, PhotoMedex, Inc. and FR National Life LLC (42)

10.70	Escrow Agreement, dated June 22, 2015, among MELA Sciences, Inc., PhotoMedex, Inc., and U.S. Bank National Association (43)

10.71	Transition Services Agreement, dated June 22, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and MELA Sciences, Inc. (43)

10.72	Payoff Letter, dated June 17, 2015 from JPMorgan Chase Bank, N.A. (43)

10.73	Credit Card Receivables Advance Agreement, dated December 21, 2015, between PhotoMedex, Inc. and its subsidiaries Radiancy, Inc., PhotoMedex Technology, Inc., and Lumiere, Inc., and CC Funding, a division of Credit Cash NJ, LLC (46)

21.1	List of subsidiaries of the Company
23.1	Consent of Fahn Kanne & Co. Grant Thornton Israel
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on Form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(38)	Filed as part of our Current Report on Form 8-K on August 25, 2014.

(39)	Filed as part of our Current Report on Form 8-K on November 4, 2014.

(40)	Filed as part of our Current Report on Form 8-K on March 3, 2015.

(41)	Filed as part of our Current Report on Form 8-K on February 5, 2015.

(42)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(43)	Filed as part of our Current Report on Form 8-K on June 26, 2015.

(44)	Filed as part of our Current Report on Form 8-K on September 4, 2015.

(45)	Filed as part of our Current Report on Form 8-K on February 22, 2016

(46)	Filed as part of this Form 10-K.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

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

PHOTOMEDEX, INC.

Date: April 7, 2016	By:	/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Lewis C. Pell	Chairman of the Board of Directors	April 7, 2016
Lewis C. Pell

/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	April 7, 2016
Dr. Yoav Ben-Dror

/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2016
Dr. Dolev Rafaeli

/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	April 7, 2016
Dennis M. McGrath

/s/ Stephen P. Connelly	Director	April 7, 2016
Stephen P. Connelly

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Board of Directors and Stockholders PhotoMedex, Inc.	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. (a Nevada corporation) and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive loss, changes in equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Tel-Aviv, Israel

April 7, 2016

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$3,302	$10,349
Short term bank deposit	-	87
Restricted cash	724	-
Accounts receivable, net of allowance for doubtful accounts of $14,959 and $13,426 respectively	8,469	17,640
Inventories, net	11,735	17,111
Deferred tax asset, net	470	762
Prepaid expenses and other current assets	2,795	8,079
Assets held for sale, net	-	77,985
Total current assets	27,495	132,013

Property and equipment, net	1,306	1,412
Patents and licensed technologies, net	1,613	3,953
Other intangible assets, net	241	5,762
Goodwill, net	3,581	20,906
Deferred tax asset, net	-	567
Other assets, net	138	144
Long-term assets held for sale	-	23,006
Total assets	$34,374	$187,763

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$490	$647
Current portion of long term debt	-	38,732
Accounts payable	7,216	10,643
Accrued compensation and related expenses	2,917	2,215
Other accrued liabilities	8,565	12,618
Current portion of deferred revenues	1,847	4,340
Liabilities held for sale	-	37,281
Total current liabilities	21,035	106,476

Long-term liabilities:
Long term debt, net of current maturities	-	37,768
Deferred revenues, net of current portion	642	1,134
Long term liabilities held for sale	-	120
Total liabilities	21,677	145,498

Commitment and contingencies (Note 11)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2015 and 2014	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 21,991,718 and 20,376,245 shares issued and outstanding, respectively	221	204
Additional paid-in capital	116,616	110,391
Accumulated deficit	(102,371)	(67,817)
Accumulated other comprehensive loss	(1,769)	(513)
Total stockholders' equity	12,697	42,265
Total liabilities and stockholders’ equity	$34,374	$187,763

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2015	2014

Revenues:	$75,890		$132,959

Cost of revenues	18,425		26,464

Gross profit	57,465		106,495

Operating expenses:
Engineering and product development	1,313		1,820
Selling and marketing	57,412		94,129
General and administrative	17,484		31,751
Impairment	21,481		-
	97,690		127,700
Loss from continuing operations before interest and other financing expense, net	(40,225)		(21,205)

Interest and other financing expense, net	(1,402)		(4,372)
Loss from continuing operations before income taxes	(41,627)		(25,577)

Income tax expense (benefit)	(1,794)		36,312

Loss from continuing operations	(39,833)		(61,889)

Discontinued operations:
Loss from discontinued operations, net of taxes	(4,131)		15,009)
Gain on sale of discontinued operations, net of taxes	9,410		-
Loss on sale from discontinued operations	-		(44,598)

Loss	$(34,554)		$(121,496)

Basic net loss per share:
Continuing operations	$(1.97)		$(3.27)
Discontinued operations	0.26		(3.14)
	$(1.71)		$(6.41)
Diluted net loss per share:
Continuing operations	$(1.97)	$	)3.27)
Discontinued operations	0.26		(3.14)
	$(1.71)		$(6.41)
Shares used in computing net loss per share:
Basic	20,247,590		18,940,355
Diluted	20,247,590		18,940,355

Other comprehensive loss:
Foreign currency translation adjustments	$(1,256)		$(2,052)

Comprehensive loss	$(35,810)		$(123,548)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit)	(Loss) Income	Total

BALANCE, DECEMBER 31, 2013	18,903,245	189	104,954	53,679	1,539	160,361
Stock-based compensation related to stock options and restricted stock	-	-	4,862	-	-	4,862
Stock options issued to consultants for services	1,663	-	76	-	-	76
Issuance of common stock, net	645,000	7	1,406	-	-	1,413
Restricted stock issued, net of payroll taxes paid	826,337	8	(988)	-	-	(980)
Issuance of warrants	-	-	81	-	-	81
Other comprehensive loss	-	-	-	-	(2,052)	(2,052)
Loss	-	-	-	(121,496)	-	(121,496)
BALANCE, DECEMBER 31, 2014	20,376,245	$204	$110,391	$(67,817)	$(513)	$42,265

Registration costs	-	-	(84)	-	-	(84)
Stock-based compensation related to stock options and restricted stock	-	-	6,309	-	-	6,309
Restricted stock issued	1,615,473	17	-	-		17
Other comprehensive loss	-	-	-		(1,256)	(1,256)
Loss	-	-	-	(34,554)	-	(34,554)
BALANCE, DECEMBER 31, 2015	21,991,718	$221	$116,616	$(102,371)	$(1,769)	$12,697

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014
Cash Flows From Operating Activities:
Loss	$(34,554)	$(121,496)
Adjustments to reconcile loss to net cash used in operating activities related to continuing operations:
Depreciation and amortization	1,973	2,040
Provision for doubtful accounts	1,533	7,593
Deferred income taxes	865	35,699
Stock-based compensation	2,280	3,492
Impairment of goodwill and other intangible assets	21,481	-
Amortization of bank debt issue costs and discount	-	2,358
Gain on disposal of property and equipment	-	(10)
Loss on sale of SLT asset group	515	-
Changes in operating assets and liabilities:
Accounts receivable	7,460	(794)
Inventories	4,707	5,635
Prepaid expenses and other assets	6,195	2,469
Accounts payable	(3,376)	(2,248)
Accrued compensation and related expenses	708	(454)
Other accrued liabilities (see Note 9)	(4,045)	(8,846)
Deferred revenues	(2,969)	(3,000)
Adjustments related to continuing operations	37,327	43,934
Adjustment related to discontinued operations	(9,235)	53,391

Net cash used in operating activities	(6,462)	(24,171)

Cash Flows From Investing Activities:
Purchases of property and equipment	(321)	(120)
Proceeds from short-term deposit	87	14,026
Proceeds on sale of property and equipment	-	20
Proceeds on sale of SLT asset group	1,210	-
Acquisition, net of cash acquired	-	(77,510)
Net cash provided by (used in) investing activities – continuing operations	976	(63,584)
Net cash provided by (used in) investing activities – discontinued operations	76,153	(12,095)
Net cash provided by (used in) investing activities	77,129	(75,679)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2015	2014

Cash Flows From Financing Activities:
Registration costs	(84)	-
Proceeds from issuance of common stock, net	-	1,413
Issuance of warrants	-	81
Issuance of restricted stock, net of taxes	-	(980)
Proceeds from issuance of debt	-	85,000
Repayment of debt	(76,500)	(18,500)
Payments on notes payable	(914)	(781)
Net cash provided by (used in) financing activities – continuing operations	(77,498)	66,233
Net cash used in financing activities – discontinued operations	(92)	(580)
Net cash (used in) provided by financing activities	(77,590)	65,653

Effect of exchange rate changes on cash	(124)	(842)
Net decrease in cash and cash equivalents	(7,047)	(35,039)
Cash and cash equivalents, beginning of year	10,349	45,388

Cash and cash equivalents, end of year	$3,302	$10,349

Supplemental information:

Cash paid for income taxes	$85	$1,041
Cash paid for interest	$1,594	$2,216

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

Liquidity (See also Note 18, Subsequent Events – Debt Financing)

On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"). The results of operations of LCA-Vision have been included into the Company's consolidated financial statements as a discontinued operation, (See Note 3, Acquisition).

On May 12, 2014, the Company had entered into $85 million senior secured credit facilities (the “Facilities”) with JP Morgan Chase (“Chase”) which included a $10 million revolving credit facility and a $75 million four-year term loan. The facilities were utilized to refinance the existing term debt with Chase, fund the acquisition of LCA and for working capital and other general corporate purposes.

On January 31, 2015, the Company sold 100% of the shares of LCA-Vision Inc. for $40 million in cash. Excluding working capital adjustments and professional fees, the Company realized net proceeds of approximately $36.5 million, substantially all of which were used to repay part of the facilities indebtedness. The LCA-Vision assets and liabilities were considered to be held for sale as of December 31, 2014. For the statement of comprehensive loss, for the years ended December 31, 2015 and 2014, the activity related to LCA's operations through the date of disposition, and any gains or losses therefrom, are captured as discontinued operations. (See Note 2, Discontinued Operations.)

Effective February 28, 2015, the Company had entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders that were parties to the Credit Agreement dated May 12, 2014, and with Chase, as Administrative Agent for the Lenders. (See Note 10 for further details).

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

Effective September 1, 2015, PhotoMedex, Inc. and its subsidiary PTECH, entered into an asset purchase agreement and a supplemental agreement (together, the “ SLT Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”). Under the SLT Asset Purchase Agreement, JIKANG is to acquire the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”). The Company will receive net cash of approximately $1.2 million after payment of closing and ancillary costs. The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. Additionally, JIKANG provided two letters of credit to the Company for the remainder of the Purchase Price. The $1 million letter of credit was collected on December 3, 2015, at which time substantially all the assets were transferred to JIKANG in consummation of the transaction. The remaining letter of credit for $200 will be payable to the Company after certain post-closing steps including the receipt of all assets at JIKANG’s facilities and the training of JIKANG’s personnel. The SLT Asset Purchase Agreement contains customary representations, warranties and covenants by each of the Company, PTECH and JIKANG, as well customary indemnification provisions among the parties.. Management does not believe that the sale of the SLT business represents a strategic shift for the company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

The accompanying consolidating financial statements as of December 31, 2014 and for the year then ended, have been retrospectively adjusted to refelect the net assets of the Company’s XTRAC and TVRAC business as being held for sale and the results of its operations as discontinued operations. As discussed below, under Held for Sale Classification and Discontinued Operations and in Note 2, Discontinued Operations, the Company sold the XTRAC and VTRAC business on June 22, 2015.

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

Assets and liabilities related to a disposal group classified as held for sale are segregated in the consolidated balance sheet in the period in which the disposal group is classified as held for sale.

Until December 31, 2014, in accordance with previous US GAAP, operations of a disposal group were reported as discontinued operations if the disposal group is classified as held for sale, the operations and cash flows of the business have been or will be eliminated from the ongoing operations as a result of a disposal transaction and when the Company will not have any significant continuing involvement in the operations of the disposal group after the disposal transaction. See below regarding change to the criteria for reporting discontinued operations.

Accordingly, the disposal of LCA-Vision was presented as discontinued operations, commencing with the financial statements for the year ended December 31, 2014.

Commencing January 1, 2015 (the effective date of the ASU 2014-08-see below), only disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, required to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented (including comparatives). Accordingly, following the sale of XTRAC and VTRAC business which were determined to represent a strategic shift that will have a major effect on the Company, the assets and liabilities of the XTRAC and VTRAC as of December 31, 2014 were reclassified and presented as assets and liabilities held for sale (without changing their classification as current or non-current). Also, the results of the operations of LCA operating segment and the XTRAC and VTRAC business were presented as discontinued operations in the consolidated statements of operations (see also Note 2, Discontinued operations).

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As of December 31, 2015, the more significant estimates include (1) revenue recognition, including provision for sales return and valuation allowances of accounts receivable; (2) valuation allowance of deferred tax assets and uncertainty in tax positions; and (3) stock based compensation and (4) impairment of long lived assets and intangibles

Functional Currency

The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar ("$" or "dollars"). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP), Hong Kong Dollar (HKD). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The fair value of cash and cash equivalents and short and long term bank deposits are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable, short-term and long-term debt which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets (including long term receivables which bear interest) and liabilities (including the secured credit facilities) is estimated to be equal to their fair value due to the short-term nature of these instruments.

Derivative financial instruments are measured at fair value, on a recurring basis. The fair value of derivatives generally reflects the estimated amounts that the Group would receive or pay to terminate the contracts at the reporting dates, based on the prevailing currency prices and the relevant interest rates. Such measurement is classified within Level 2.

In addition to items that are measured at fair value on a recurring basis, there are also assets and liabilities that are measured at fair value on a nonrecurring basis. Assets and liabilities that are measured at fair value on a nonrecurring basis include certain long-lived assets including goodwill and intangibles. As such, we have determined that each of these fair value measurements reside within Level 3 of the fair value hierarchy.

Cash and Cash Equivalents

The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2015 and 2014.

Short-term Deposits

Short-term deposits are deposits with original maturities of more than three months but less than one year. Short-term deposits are presented at their costs including accrued interest.

Accounts Receivable and Allowance for Doubtful Accounts

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's equipment for the treatment of skin disorders (e.g. the XTRAC for psoriasis or vitiligo, which the business was sold during June 2015) was either (i) be placed in a physician's office and remained the property of the Company (at which date such equipment was transferred to property and equipment) or (ii) sold to distributors or physicians directly. The cost to build a laser, whether for sale or for placement, was accumulated in inventory. As of December 31, 2014 the XTRAC assets were classified as Held for Sale and its related operations are classifies as discontinued operations. (See also Note 2 Discontinued Operations).

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

Management evaluates the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2015, no such write-down was required with respect to property and equipment (See Impairment of Long-Lived Assets and Intangibles).

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

Management evaluates the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. During the year ended December 31, 2015, the Company recorded an impairment of patents and licensed technologies in the amount of $1,424. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets

Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011 and in connection with the acquisition of LCA (intangibles assets related to LCA were derecognized as part of the sale transaction see Note 2). The assets which were determined to have definite useful lives are being amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 7, Goodwill and Other Intangible Assets).

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2015 the Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, customer relationships in the amount of $3,527. (See Impairment of Long-Lived Assets and Intangibles).

Accounting for the Impairment of Goodwill

The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment evaluation is performed subsequent to Impairment evaluation of long-lived assets and intangibles (see Notes 6 and 7). Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. See Note 2, regarding the impairment of goodwill which was allocated to LCA and the XTRAC division classified as assets held for sale. Furthermore, during the fourth quarter of 2015, we recorded goodwill asset impairment charges of $16,530, as we determined that a portion of the value of our goodwill was impaired in connection with our annual impairment test. A number of factors contributed to decreased earnings projection including, competition from consumer device companies claiming similar product functionality, our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors, the inability to effectively expand operations into foreign markets and quickly ramp product launches of new and innovative products in the second half of 2015 after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, and a continuing challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. The fair value of Goodwill associated with the operating and reporting units were estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate the reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property. Our business is organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the expected cost of estimated future warranty claims on the date the product is sold. Total accrued warranty is included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2015 and 2014 is summarized as follows:

	December 31,
	2015	2014
Accrual at beginning of year	$529	$890
Additions charged to warranty expense	130	341
Expiring warranties	(329)	(95)
Claims satisfied	-	(607)
Total	330	529
Less: current portion	(330)	(529)
Long term accrued warranty	$0	$0

For extended warranty on the consumer products, see Revenue Recognition below.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

Advertising expenses amounted to approximately $33 and $55 for the years ended December 31, 2015 and 2014, respectively.

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

At December 31, 2015, the balance of such derivative instruments amounted to approximately $0in liabilities and approximately $171 were recognized as financing loss in the Statement of Comprehensive (Loss) Income during the year ended that date. At December 31, 2014, the balance of such derivative instruments amounted to approximately $726 in assets and approximately $689 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the year ended that date.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

The Company may incur an additional tax liability in the event of an intercompany dividend distribution or a deemed dividend distribution under the U.S. income tax law and regulations. Prior to 2014, it was the Company’s policy not to cause a distribution of dividends which would generate an additional tax liability to the Company. During 2014 and 2015, the Company borrowed funds from its subsidiary in Israel. These borrowings resulted in a large deemed distribution taxable in the U.S. Furthermore, Management can no longer represent that the earnings of its non U.S. subsidiaries will remain permanently invested outside the U.S. Therefore, beginning in 2014, the Company has provided deferred taxes on the undistributed earnings of its non U.S. subsidiaries. Taxes, which would apply in the event of disposal of investments in subsidiaries, have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to dispose of them.

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

In the years ended December 31, 2014 and 2015, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2014 and 2015 that has been duly provided for.

Concentrations of credit risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, derivative (assets), accounts receivable and restricted deposits. The carrying amounts of these instruments approximate fair value due to their short-term nature. The Company deposits cash and cash equivalents and short term deposits in major financial institutions in the US, UK, Brazil and in Israel. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performs an ongoing credit evaluation and establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of customers (see also Accounts receivable above).

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Earnings (Loss) Per Share

The Company computes earnings (net loss) per share in accordance with ASC Topic. 260, Earnings per share. Basic earnings (loss) per share are computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Diluted earnings (loss) per common share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method.

Basic and diluted earnings per common share were calculated using the following weighted average shares outstanding for the years ended December 31, 2015 and 2014:

	December 31,
	2015	2014
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,247,590	18,940,355
Dilutive effect of stock options and warrants	-	-
Diluted number of common and common stock equivalent shares outstanding	20,247,590	18,940,355

Diluted earnings (loss) per share for each of the years ended December 31, 2015 and 2014 exclude the impact of common stock options, warrants and unvested restricted stock totaling 2,099,515, and 2,540,733 shares, respectively, as the effect of their inclusion would be anti-dilutive.

Impairment of Long-Lived Assets and Intangibles

Long-lived assets, such as property and equipment, and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or group of assets) may not be recoverable. Impairment test is applied at the lowest level where there are identifiable independent cash flows, which may involve a group of assets.

Recoverability of assets to be held and used (or group of assets) is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Pursuant to ASC 360 the Company tested the long-lived assets and determined that changes in circumstances indicated that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 and in connection with its annual budgeting process, the Company determined its acquired intangible assets indicated that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. The Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. For the long lived asssets where carrying amount exceeded the projected undiscounted cash flows, the Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424 based on the amounts the carrying amounts exceeded the fair value.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Treasury Stock and Repurchase of Common Stock

Shares held by the Company are presented as a reduction of equity, at their cost to the Company as treasury stock, until such shares are retired and removed from the account.

Adoption of New Accounting Standards

Effective January 1, 2015, the Company adopted Accounting Standard Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").

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

The amendments in ASU 2014-08 became effective in the first quarter of 2015 for public companies with calendar year ends. Early adoption is permitted.

The adoption of ASU 2014-08 did not have a material impact on the Company's consolidated results of operations and financial condition (except for classification of comparative figures of certain discontinued operation –See Note 2).

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

For a public entity, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is not permitted. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

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

In July, 2015, The FASB issued Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330) ("ASU 2015-11"). ASU 2015-11 outlines that inventory within the scope of its guidance be measured at the lower of cost and net realizable value. Inventory measured using last-in, first-out (LIFO) are not impacted by the new guidance. Prior to the issuance of ASU 2015-11, inventory was measured at the lower of cost or market (where market was defined as replacement cost, with a ceiling of net realizable value and floor of net realizable value less a normal profit margin). For a public entity, the amendments in ASU 2015-11 are effective, in a prospective manner, for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period (the first quarter of fiscal year 2017 for the Company). Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is in the process of assessing the impact, if any, of ASU 2015-11 on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. Effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not believe the adoption of this ASU will have a significant impact on the condensed consolidated financial statements.

In February, 2016, the FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1. A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and, 2. A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year Company). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is in the process of assessing the impact, if any, of ASU 2016-02 on its consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In November 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent. The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies). Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company does not believe this ASU will have a significant impact on its consolidated financial statements.

Note 2

Discontinued Operations:

On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million. The sale was effective June 22, 2015. The domestic XTRAC business was considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then paid us based on the number of treatments administered with the device. The domestic revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brings a strategic shift in focus of management. The Company accordingly classified this former business as held for sale and discontinued operations with ASC Topic 360.

The accompanying consolidated financial statements as of and for the year ended December 31, 2014 have been retrospectively adjusted to reflect the operating results and balance sheet items of the XTRAC and VTRAC business as discontinued operations separately from continuing operations. Also, as of December 31, 2014, balance sheet items related to XTRAC and VTRAC business were presented as assets held for sale and as liabilities held for sale respectively. The Company recognized a gain of $9,410, net of tax of $5,447, on the sale of the discontinued operations in the year ended December 31, 2015, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the year ended December 31, 2015 and 2014 were $14,669 and $30,582, respectively. Loss from the XTRAC and VTRAC business, reported as discontinued operations, for the year ended December 31, 2015 was $5,042, which includes interest expense of $2,289 and stock compensation of $1,684 related to the contractual acceleration of vesting of awards then outstanding to employees from the XTRAC and VTRAC business, included as the result of acceleration of vesting periods, due to the sale. Income from the XTRAC and VTRAC business, reported as discontinued operations, for the year ended December 31, 2014 was $146.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The accompanying consolidated financial statements reflect the operating results and balance sheet items of the discontinued operations separately from continuing operations. The Company recognized an estimated loss of $44,598 on the sale of the discontinued operations in the year ended December 31, 2014, which included a decrease in the implied fair value of goodwill, related to LCA, of $43,091. The remaining loss of $1,507 represents the difference between the adjusted net purchase price and the carrying value of the disposal group. The implied fair value of goodwill used to determine impairment is categorized as level 3 measurements.

Revenues from LCA, reported as discontinued operations, for the year ended December 31, 2014 were $47,198. Loss from LCA, reported as discontinued operations, for the year ended December 31, 2014 was $15,155, which includes tax expense of $5,496 and interest expense of $2,065 related to the portion of the credit facility that was required to be paid as a result of the sale. Also, for the year ended December 31, 2015 a loss of $1,708 was recorded with respect to the operations of LCA (up to the completion of its sale), which included an amount of $2,345 of stock compensation expense related to the contractual acceleration of vesting of awards then outstanding to employees of LCA, as the result of acceleration of vesting periods, due to the sale.

The following is a summary of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2014, which has been retrospectively adjusted to reflect the assets and liabilities of the XTRAC and VTRAC business as being held for sale:

	December 31, 2014
	XTRAC and VTRAC business	LCA-Vision	Total
Assets:
Cash and cash equivalents	$256	$4,514	$4,770
Accounts receivable	4,337	2,759	7,096
Inventories	2,269	119	2,388
Deferred tax assets	-	1,930	1,930
Other current assets	268	2,492	2,760
Property & Equipment, net	-	14,519	14,519
Goodwill, net	-	6,491	6,491
Other intangible assets, net	-	38,331	38,331
Other assets	-	1,207	1,207
Current assets held for sale	7,130	72,362	79,492
Less: Impairment	-	(1,507)	(1,507)
Current assets held for sale, net	7,130	70,855	77,985

Property & Equipment, net	12,390	-	12,390
Goodwill, net	3,142	-	3,142
Patents and licensed technologies, net	4,858	-	4,858
Other intangible assets, net	2,575	-	2,575
Other assets	41	-	41
Long term assets held for sale	23,006	-	23,006

Liabilities:
Current portion of notes payable	$57	-	$57
Accounts payable	1,776	$5,518	7,294
Accrued compensation and related expenses	407	-	407
Other accrued liabilities	404	5,933	6,337
Deferred revenues	140	97	237
Long term debt	-	1,080	1,080
Other liabilities	-	6,870	6,870
Deferred tax liability	-	14,999	14,999
Current liabilities held for sale	2,784	34,497	37,281

Long term debt	25	-	25
Other liabilities	95	-	95
Long term liabilities held for sale	120	-	120

Total net assets of discontinued operations	$27,232	$36,358	$63,590

All such assets were disposed of, and the liabilities extinguished upon closing of the LCA-Vision sale transaction in February 2015 and the XTRAC and VTRAC business sale transaction in June 2015.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The purchase price of LCA-Vision was $106,552 in aggregate consideration, paid in cash (including the full use of the credit facility, see Note 10), consisting of:

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

Note 4

Inventories, net:

	December 31,
	2015	2014
Raw materials and work-in-process	$4,236	$5,367
Finished goods	7,499	11,744
Total inventories	$11,735	$17,111

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials, (See Note 2 regarding inventory balance classified as part of the assets held for sale).

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 5

Property and Equipment, net:

	December 31,
	2015	2014
Lasers-in-service	$-	$169
Equipment, computer hardware and software	5,147	4,642
Furniture and fixtures	424	436
Leasehold improvements	443	446
	6,014	5,693
Accumulated depreciation and amortization	(4,708)	(4,281)
Total property and equipment, net	$1,306	$1,412

Related depreciation and amortization expense was $427 in 2015, $395 in 2014, (See Note 2 regarding property and equipment balances classified as part of the assets held for sale).

Note 6

Patents and Licensed Technologies, net:

	December 31,
	2015	2014
Gross Amount beginning of period	$7,027	$7,049
Additions(disposals)	(177)	168
Translation differences	30	(190)
Gross Amount end of period	6,880	7,027

Accumulated amortization	(3,843)	(3,074)
Impairment (See Note 7 below)	(1,424)	-

Net Book Value	1,613	$3,953

Related amortization expense was $769 and $825 for the years ended December 31, 2015 and 2014, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the next five years is as follows:

2016	$296
2017	209
2018	200
2019	185
2020	173
Thereafter	550
Total	$1,613

Note 7

Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. The purchase price intrinsically recognizes the benefits of the broadened depth of the management team and the addition of a sizeable direct sales force creating greater access to the physician community with branded products and technologies. Furthermore, the purchase price paid by Radiancy, Inc., a private company included, among other things, other benefits such as the intrinsic value of being a Nasdaq-listed issuer post-merger and now having access to capital markets and stockholder liquidity following the reverse merger.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Balance at January 1, 2015	$20,906
Impairment of goodwill	(16,530)
Translation differences	(795)
Balance at December 31, 2015	$3,581

During the fourth quarter of 2015, we recorded goodwill and other intangible asset impairment charges of $21,481, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with our annual impairment test. A number of factors contributed to decreased earnings projection including, competition from consumer device companies claiming similar product functionality, our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors, the inability to effectively expand operations into foreign markets and quickly ramp new and innovative product launches in the second half of the year after satisfying the bank covenant defaults of our senior credit facility on June 23, 2015, and a continuing challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. The fair value of Goodwill associated with the operating and reporting units were estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate the reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property.

Our business is organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

Pursuant to ASC 360 the Company tested the long-lived assets and determined that changes in circumstances indicated that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 and in connection with its annual budgeting process, the Company determined its acquired intangible assets indicated that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. The Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424.

The goodwill was allocated among the reportable segments as of December 31, 2015 and 2014 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:

	December 31, 2015	December 31, 2014

Consumer segment	$3,519	$19,968
Physician Recurring segment	62	938
Total goodwill	$3,581	$20,906

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Set forth below is a detailed listing of other definite-lived intangible assets:

	December 31, 2015			December 31, 2014
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$3,925	$4,356	$8,281	$3,672	$4,817	$8,489

Translation differences	(32)	(67)	(99)	(80)	(128)	(208)
Gross Amount end of period	3,893	4,289	8,182	3,592	4,689	8,281

Disposal	(531)	(587)	(1,118)	-	-	-
Accumulated amortization	(1,358)	(1,938)	(3,296)	(1,092)	(1,427)	(2,519)
Impairment	(1,763)	(1,764)	(3,527)	-	-	-

Net Book Value	$241	$0	$241	$2,500	$3,262	$5,762

Related amortization expense was $777 and $830 for the years ended December 31, 2015 and 2014. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with Pre-merged PhotoMedex products.

Estimated amortization expense for the above amortizable intangible assets for the next five years is as follows:

2016	$41
2017	41
2018	40
2019	40
2020	40
Thereafter	39
Total	$241

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 8

Accrued Compensation and related expenses:

	December 31,
	2015	2014
Accrued payroll and related taxes	$403	$453
Accrued vacation	94	193
Accrued commissions and bonuses	2,420	1,569
Total accrued compensation and related expense	$2,917	$2,215

Note 9

Other Accrued Liabilities:

	December 31,
	2015	2014
Accrued warranty, current, see Note 1	$330	$529
Accrued taxes, including liability for unrecognized tax benefit, see Note 13	1,135	1,105
Accrued sales return (1)	4,179	7,651
Other accrued liabilities	2,921	3,333
Total other accrued liabilities	$8,565	$12,618

(1)	The activity in the sales returns liability account was as follows:

	December 31,
	2015	2014

Balance at beginning of year	$7,651	$16,046
Additions that reduce net sales	18,905	35,771
Actual returns	(22,377)	(44,166)
Balance at end of year	$4,179	$7,651

Note 10

Long-term Debt:

In the following table is a summary of the Company’s long-term debt:

	December 31,
	2015	2014

Senior-secured credit facilities	$-	$76,500
Term note	-	-
Sub-total	-	76,500
Less: current portion	-	38,732
Long-term debt	$-	$37,768

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Interest was determined at Eurodollar plus a margin between 3.25% and 4.50%. The margin was updated quarterly based on the then-current leverage ratio. The facilities were secured by a first priority security interest in and lien on all assets of the Company. All current and future subsidiaries were guarantors on the facilities. There were financial covenants including; a maximum leverage covenant and a minimum fixed charge covenant, which the Company must maintain. These covenants were determined quarterly based on a rolling past four quarters of financial data. As of December 31, 2014, the Company failed to meet both financial covenants and was in default of the credit facilities until the debt was repaid in full on June 23, 2015.

On August 4, 2014, the Company received a notice of default and a reservation of rights from Chase and engaged a third-party independent advisor to assist the Company in negotiating a longer term solution to the defaults. The parties had entered into an initial Forbearance Agreement (the “Initial Forbearance Agreement”) on August 25, 2014. On November 4, 2014, the Company entered into an Amended and Restated Forbearance Agreement (the "Amended Forbearance Agreement") with the lenders that were parties to the Credit Agreement and with Chase, as Administrative Agent for the Lenders.

Effective February 28, 2015, the Company entered into a Second Amended and Restated Forbearance Agreement (the "Second Amended Forbearance Agreement") with the lenders (the "Lenders") that were parties to the Credit Agreement dated May 12, 2014, and with JP Morgan Chase, as Administrative Agent for the Lenders.

Pursuant to the terms of the Second Amended Forbearance Agreement, the Lenders agreed to forbear from exercising their rights and remedies with respect to the Specified Events of Default from August 25, 2014 until April 1, 2016, or earlier if an event of default occurs (the "Forbearance Period"). Chase and the Lenders agreed that the Company shall not be obligated to pay the principal amounts set forth in Section 2.08(b) of the Credit Agreement for any date identified therein during the period beginning on February 28, 2015 and ending on the end of the Forbearance Period (the "Effective Period"), and that any failure to do so shall not constitute a default or event of default. Instead, the Lenders and the Company agreed that the Company would make prepayments against the Term Loan of $250 on the first business day of each month during the Forbearance Period, which will be applied in direct order of maturity. The Company also agreed that, on or before the fifth calendar day of each month, the Company would pay against the Term Loan $125 to the extent that the cash-on-hand exceeds $5 million, and 100% of the cash-on-hand in excess of $7 million, also to be applied to the Term Loan in inverse order of maturity.

Under the provisions of the Second Amended Forbearance Agreement, the Company did not have to comply with certain financial covenants contained in Section 6.11 of the Credit Agreement for the Forbearance Period, and that any failure to do so was determined not to constitute a default or event of default. However, the Company did have to meet certain minimum EBITDA targets (as defined in the forbearance agreement) for the quarters ending March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015.

Pursuant to the Second Amended Forbearance Agreement, all loans under the Facilities would, beginning November 1, 2014, bore interest at the CB Floating Rate (as defined in the Credit Agreement) plus 4.00%. Additionally, following the occurrence and continuance of any default or event of default (other than a Specified Event of Default), the Company's obligations under the Facilities were subject to, at the option of Chase and the Lenders, bear interest at the rate of 2.00% plus the rate otherwise in effect.

The Company and its subsidiaries also agreed not to pay in cash any compensation to the either the Company's Chief Executive Officer or President that is based on a percentage of sales or another metric other than those officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements.

The Company agreed to provide, on or before May 29, 2015, a strategic business plan for the overall direction of the Company's and its subsidiaries' businesses, including projected income statements, balance sheets, schedules of cash receipts and cash disbursements, payments and month-end balances, and detailed notes and assumptions, projected on a monthly basis through April 1, 2016. The Company also agreed to provide quarterly updates to that plan by August 31, 2015, November 30, 2015 and February 29, 2016.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company retained the services of both Getzler Henrich & Assoc. LLC, a third-party independent business advisor, as well as Canaccord Genuity, Inc., a banking and financial services company, and also retained the services of Nomura Securities International, Inc., also a banking and financial services company. During the Forbearance Agreement, the Company and these advisors prepared and distributed offering memoranda and other marketing materials to prospective lenders with regard to a proposed credit facility for the Company, the proceeds of which would be in an amount sufficient to repay in full and in cash the Company's remaining obligations under the Facilities, and to explore other strategic alternatives. The closing of any such refinancing or alternative arrangement was required to occur no later than the end of the Forbearance Period.

The Company agreed to limit certain capital expenditures to $100 per quarter, except for those involving the Company's XTRAC® or VTRAC® medical devices, and also agreed to not make investments or acquire any other interests in affiliated companies except as agreed to by the Lenders.

As consideration for the Lender's entry into the Second Amended Forbearance Agreement, the Company agreed to pay the Lenders certain forbearance fees (the "Forbearance Fees"), which were required to be payable on the last business day of each of the specified months: for May and June 2015, $750 each month; for July through September 2015, $1,000 each month; for October through December 2015, $1,250 each month; and for January through March 2016, $1,500 each month. However, should the Company complete a capital transaction acceptable to the Lenders that would have reduced the then-outstanding principal balance of the Term Loan to less than $10 million and repaid all Forbearance Fees accrued and unpaid to that date, the monthly Forbearance Fee for the remainder of the Forbearance Period to be earned and accrued in an amount that is 50% of the amount specified for each of the remaining months. In addition, the $500 Forbearance Fee set forth in Section 4.10(b) of the Amended Forbearance Agreement remained due and payable to the Lenders on the earlier of the Expiration Date or the Termination Date of the Forbearance Period. All Forbearance Fees were considered earned and were included in the Obligations under the Credit Agreement.

The Second Amended Forbearance Agreement was also subject to customary covenants, including limitations on the incurrence of or payments on indebtedness to other persons or entities and requirements that the Company provide periodic financial information and information regarding the status of outstanding litigation involving the Company and its subsidiaries to the Lenders.

As the Company failed to comply with certain financial covenants of the credit facilities, the unamortized related debt issue costs and debt discount of $2,358 have been expensed during the year ended December 31, 2014.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 11

Commitments and Contingencies:

Leases

The Company has entered into various non-cancelable operating lease agreements for real property and one minor operating lease for personal property. These arrangements expire at various dates through 2017. Rent expense was $761 (including $18 from LCA), and $814 for the years ended December 31, 2015 and 2014 respectively. Included in the table below is $18 related to LCA, which was sold as of January 31, 2015. The future annual minimum payments under these leases, relating to our continuing operations are as follows:

Year Ending December 31,
2015	$761
2016	470
2017	174
Thereafter	365
Total	$1,770

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

Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortuous interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court has appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek has requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposes that request. Radiancy has been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $82,510.24 in sanctions to Radiancy. Discovery and related court hearings continue in both the US and the Canadian cases. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case is still in the early stages of discovery to determine the validity of any claim or claims made by Viatek. Therefore, the Company has not recorded any reserve or contingent liability related to this particular legal matter. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for this matter.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A mediation on possible settlement of this action was held on November 10, 2014; the parties including the Company’s insurance carrier agreed on a possible settlement. On August 11, 2015, the Court entered an order approving that proposed settlement, which provides a fund of $1.5 million for the benefit of those persons or entities who purchased securities issued by the Company during the period November 6, 2012 and November 5, 2013, inclusive. The settlement fund will also pay for plaintiffs' counsel's fees and expenses approved by the Court with respect to the action. The Company maintains insurance that helped to defray the cost of the proposed settlement, and did not have a material impact on its financial results. The settlement was approved by the Court on August 11, 2015. The Company had paid its own legal fees up to the deductible cap on its insurance policy, and all amounts to be paid to plaintiffs and plaintiff’s counsel were paid by the carrier of the insurance policy.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

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

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. That removal was granted, and the Company has now filed to remove this case to the U.S. District Court for the District of Columbia, the district with jurisdiction over the Mouzon litigation. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

The Company and its subsidiary, Radiancy, Inc. had filed suit against Schulberg MediaWorks in the United States District Court for the Eastern District of Pennsylvania. The suit sought resolution of unbilled amounts allegedly owed to Schulberg and the return of the Company's media assets. All claims in the suit have been settled and all claims and past due amounts were settled and paid in the amount of $300.

Employment Agreements

The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment by the company without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $7,526 as of December 31, 2015, based on 2015 salary levels. Should all covered executives and certain key employees be terminated following a change in control of the Company, the aggregate commitment under these executive severance agreements at December 31, 2015 was approximately $7,245, based on 2015 salary levels.

Note 12

Stockholders’ Equity:

Preferred Stock

The Company has authorized preferred stock consisting of 5,000,000 shares with a $.01 par value, which shall be designated as blank check preferred. The Board of Directors may authorize the issuance from time to time of one or more classes of preferred stock with one or more series within any class thereof, with such voting powers, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or special rights and qualifications, limitations or restrictions thereon as shall be set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such preferred shares. At December 31, 2015 and 2014, no shares of preferred stock were issued or outstanding.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Common Stock

On December 12, 2014, the Company closed on a registered offering in which it sold an aggregate of 645,000 shares of its common stock at an offering price of $2.19 per share. The closing price of the Company’s common stock was $1.37 on December 12, 2014. The sale resulted in net proceeds of approximately $1.4 million.

Common Stock Options

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 370,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,079 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 348,362.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 6,000,000 shares, of which 2,574,723 shares had been issued or were reserved for issuance as awards of shares of common stock, and 738,507 shares were reserved for outstanding options. The number of shares available for future issuance pursuant to this plan is 2,672,180.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A summary of option transactions for all of the Company’s equity plans during the years ended December 31, 2015 and 2014 follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,132,678	16.51
Granted	181,500	14.10
Exercised	-	-
Expired/cancelled	(154,624)	15.73
Outstanding at December 31, 2014	1,159,554	$16.23
Granted	-	-
Exercised	-	-
Expired/cancelled	(408,968)	14.85
Outstanding at December 31, 2015	750,586	$16.98
Exercisable at December 31, 2015	463,111	$16.86

The outstanding and exercisable options at December 31, 2015, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $7.50	14,167	3.65	$6.05	14,167	$6.05
$7.51 - $15.00	355,747	6.55	$14.12	209,772	$13.93
$15.01 - $22.50	373,200	6.38	$19.41	231,700	$19.05
$22.51 - up	7,472	0.98	$52.08	7,472	$52.08
Total	750,586		$16.98	463,111	$16.86

The outstanding options will expire, as follows:

Year Ending	Number of Shares	Weighted Average Exercise Price	Exercise Price

2016	2,515	$68.34	$48.72 - $72.74
2017	2,931	$46.81	$46.62 - $47.88
2018	2,026	$39.53	$37.80 - $39.90
2019	11,789	$7.12	$6.24 - $11.76
2020 and later	731,325	16.78	$5.70 - $20.00
	750,586	$16.98	$5.70 - $72.24

As the share price as of December 31, 2015 was $0.45, the aggregate intrinsic value for options outstanding and exercisable was nil.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options with the following weighted average assumptions: (there were no grants of stock options in 2015)

	Year Ended December 31,
	2015	2014
Risk-free interest rate	0%	2.17%
Volatility	0%	78.41%
Expected dividend yield	0%	0%
Expected life	0	5.5 years
Estimated forfeiture rate	0%	0%

The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants made in the years ended December 31, 2014 the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to grants of options, the risk-free rate of interest is based on the U.S. zero-coupon US Government bond rates appropriate for the expected term of the grant or award.

The Company has nonvested restricted stock, as follows:

	Share	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2013	200,570	$2.69
Granted	823,000	4.38
Vested/cancelled	(188,370)	7.50
Nonvested at December 31, 2014	835,200	$4.32
Granted	1,495,000	1.85
Vested/cancelled	(1,037,341)	3.55
Nonvested at December 31, 2015	1,292,859	$2.11

On December 10, 2014, the Company issued 290,000 restricted stock units to a number of employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock units on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $435. On November 7, 2014, the Company also issued 390,000 restricted stock units to two executive employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the quoted market value of the Company’s common stock on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $1,217.

On May 12, 2014, the Company granted 141,337 restricted stock units to three LCA employees as part of their respective employment agreements related to the acquisition. These restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a three-year period. The Company determined the fair value of the awards to be the quoted market value of the Company’s common stock on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $1,936. The Company also granted an aggregate of 109,000 options to purchase common stock to a number of employees with a strike price of $13.70, which was higher than the quoted market value of our stock at the date of grants. The options vest over four years and expire ten years from the date of grant. The aggregate fair value of these options granted was $975.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 26, 2015, the Company issued 1,495,000 restricted stock units to a number of employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the fair value of the Company’s common stock units on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock issued was $2,766.

On October 29, 2015, the Company issued 5,000 shares of common stock to a non-employee director for an aggregate fair value of $75.

Total stock-based compensation expense was as $6,309 and $4,938 for the years ended December 31, 2015 and 2014.

At December 31, 2015, there was $4,025 of total unrecognized compensation cost related to non-vested stock awards that is expected to be recognized over a weighted-average period of 2.91 years.

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

Following the closing of the reverse merger, the Company had warrants outstanding, a majority of which were issued in conjunction with the reverse merger on December 13, 2011. As a result of the reverse merger, Pre-merged PhotoMedex shareholders were issued warrants at a ratio of 0.305836 per each outstanding share held or a total of 1,026,435 warrants. The warrants had the following principal terms: (i) a warrant exercise price of $20 per share of common stock, (ii) an exercise period of three years, and (iii) the right of the Company to notify the holders of the warrants of an earlier expiration of the warrants, at any time following such time as the Company’s common stock will have had a closing trading price in excess of $30 per share for a period of 20 consecutive trading days, provided that such earlier expiration date shall not be earlier than that date which is 20 trading days following the delivery of such notification by the Company. Those warrants have now expired.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A summary of warrant transactions for the years ended December 31, 2015and 2014 follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2013	1,058,679	19.91
Issued	322,500	2.25
Exercised	-	-
Expired/cancelled	1,026,429	20.00
Outstanding at December 31, 2014	354,750	3.61
Issued	-	-
Exercised	-	-
Expired/cancelled	32,250	17.19
Outstanding at December 31, 2015	322,500	$2.25

At December 31, 2015, all outstanding warrants were exercisable. As the share price as of December 31, 2015 was $0.45, the aggregate intrinsic value for warrants outstanding and exercisable was nil.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2017	322,500	2.25
	322,500	$2.25

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the years ended December 31, 2015, and 2014, the following table summarizes the components of income before income taxes from continuing operations and the provision for income taxes:

	Year Ended December 31,
	2015	2014
Income (loss) before income tax:
U.S.	$(29,667)	$(25,544)
Israel	1,839	1,780
UK	(13,161)	(600)
Other Foreign	(638)	(1,213)
Income (loss) before income taxes	$(41,627)	$(25,577)

Income tax expense (benefit):
United States - Federal tax:
Current	$(3,220)	$(1,030)
Deferred	272	34,117

United States - State tax:
Current	9	195
Deferred:	(105)	245

Israel:
Current	552	1,431
Deferred	21	(190)

UK:
Current	-	-
Deferred	700	-

Other foreign:
Current	-	81
Deferred:	(23)	1,463

Income tax expense (benefit)	$(1,794)	$36,312

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the years ended December 31, 2015 and 2014, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2015	2014
Federal Tax rate	34%	34%

Federal tax expense (benefit) at 34%	$(14,154)	$(9,349)
State and local income tax, net of Federal benefit	(421)	373
Foreign rate differential	(454)	(483)
Increase in taxes from permanent differences in stock-based compensation	489	330
Increase in taxes from permanent differences in Intangible asset impairment	3,779	-
US taxation of foreign earnings – Subpart F	7,610	11,571
Return to provision and other adjustments	269	301
Impact of deferred tax adjustments	2,852	724
Foreign tax credits	(5,079)	(7,041)
Tax on foreign exchange	-	1,578
Tax on undistributed earnings	(2,816)	3,333
Change in valuation allowance	5,893	34,695
Other, net	238	280

Income tax expense (benefit)	$(1,794)	$36,312

As of December 31, 2015, the Company had approximately $48 million of Federal net operating loss carryforwards in the United States. Other tax attributes in the United States and their approximate amounts include: State NOLs - $15.4 million; foreign tax credits - $12.1 million which will begin to expire in 2024; and, AMT tax credits – $0.1 million that do not expire. A 100% valuation allowance has been recorded against these tax attributes and the net deferred tax assets of the U.S. group of companies. The net deferred tax assets – liabilities of the U.S. companies is reduced to zero (0). Based on current operating conditions and the availability of projected future sources of taxable income, the Company determined that it was not more likely than not that the net deferred tax assets of the U.S. companies would be realized in the future. The Federal NOLs expire generally from 2022 to 2030. The State NOLs expire generally from 2017 to 2034.

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $9.7 million of net operating loss carryforwards in the U.K. A 100% valuation allowance has been applied against these loss carryforwards. Additionally, NOLs have been recorded in Brazil, Colombia, India, and Korea. The Brazilian NOL is approximately $1.8 million. The NOLs of the other companies are less than $0.3 million. All these NOLs have a 100% valuation allowance recorded.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table summarizes the components of deferred income tax assets and (liabilities):

	December 31,
	2015	2014

Loss carryforwards	$22,640	$22,268
AMT credits	112	112
Foreign tax credits	12,308	7,066
Accrued employment expenses	2,290	1,785
Amortization and write-offs	1,282	9,480
Capitalized R&D costs	1,951	2,663
Deferred revenues	6,262	-
Depreciation	1,216	2,022
Doubtful accounts	4,838	4,177
Inventory reserves	413	1,030
Tax on undistributed earnings	(517)	(3,333)
Other accruals and reserves	642	324
Return allowances	1,928	2,787
Translation adjustments	-	(44)

Gross deferred tax asset	55,365	50,337

Less: valuation allowance	(54,901)	(49,008)

Net deferred tax asset	$464	$1,329

Among current assets	$470	$762
Among other non-current liabilities	(6)	567

PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2015 and is also generally subject to various State income tax examinations for calendar years 2012 through 2015. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2015.

The Israeli subsidiary is entitled to reduced tax rates regarding income that is subject to tax pursuant to the "approved enterprise" until end of year 2012 and "preferred enterprise" from year 2013. Other income is subject to the regular corporate income tax rate. For the year 2014 and 2015 all income in Israel was taxed at the regular corporate income tax rate.

Change in Israel rates. Effective for tax periods beginning 1 January 2014, the standard corporate income tax rate was increased from 25% to 26.5%. On January 4, 2016, the plenary Knesset passed the Law for Amendment of the Income Tax Ordinance No. 216 which provides, inter alia, for a reduction of the Companies Tax rate commencing from 2016 and thereafter by the rate of 1.5% such that the rate will be 25%.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Change in U.K. rates. In addition, effective for tax periods beginning on April 1, 2014, the United Kingdom tax rate was reduced from 23% to 21%. A further enacted decrease in the tax rate to 20% took effect on April 1, 2015. The rate is scheduled to further reduce to 19% effective April 1, 2017. These changes in rate will affect the tax provision with regard to the tax attributes of Photo Therapeutics Limited, the United Kingdom subsidiary.

Unrecognized Tax Benefits. The Company is subject to income taxation in the U.S., Israel, the U.K., Brazil, Colombia, Hong Kong, India and The Republic of Korea. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation could take years to complete. It is difficult predict the timing of resolution for tax positions since such timing is not entirely within the control of the Company. It is reasonably possible that the total amount of unrecognized tax benefits could increase in the next 12 months. Additionally, a decrease in the amount of $375 is expected with the lapse of a statute of limitations.

The increase during 2015 relates to a decision in 2015 to file certain income tax returns for 2014 based on functional currency rather than local currency. Since the 2014 tax provision was calculated based on filing tax returns in local currency, the increase in unrecognized tax benefits reported below was materially offset by a reduction in the 2014 amount reported as taxes payable. The tax differential was reported in 2015 tax expense.

The Company and its subsidiaries file income tax returns in all of the countries listed above.

In 2012, Management conducted an analysis of the facts and law surrounding the then existing income tax uncertainties, and found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks,

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance December 31, 2013	644
Additions/ Settlements due 2014	-
Balance at December 31, 2014	644
Additions / Settlements due 2015	1,277
Balance at December 31, 2015	$1,921

Note 14

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues for the years ended December 31, 2015 and 2014.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables reflect results of operations from the continuing operations of our business segments for the periods indicated below:

Year ended December 31, 2015

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$67,569	$5,918	$2,403	$75,890
Costs of revenues	14,733	2,271	1,421	18,425
Gross profit	52,836	3,647	982	57,465
Gross profit %	78.2%	61.6%	40.9%	75.7%

Allocated operating expenses:
Engineering and product development	1,192	105	16	1,313
Selling and marketing expenses	53,184	3,955	273	57,412

Impairment	15,654	5,827		21,481
Unallocated operating expense	-	-	-	17,484
	70,030	9,887	289	97,690
Income (loss) from continuing operations	(17,194)	(6,240)	693	(40,225)

Interest and other financing expense, net	-	-	-	(1,402)

Income (loss) from continuing operations before taxes	$(17,194)	$(6,240)	$693	$(41,627)

Year ended December 31, 2014

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$120,931	$8,683	$3,345	$132,959
Costs of revenues	20,307	4,220	1,937	26,464
Gross profit	100,624	4,463	1,408	106,495
Gross profit %	83.2%	51.4%	42.1%	80.1%

Allocated operating expenses:
Engineering and product development	1,105	173	542	1,820
Selling and marketing expenses	89,637	3,613	879	94,129

Unallocated operating expenses	-	-	-	31,751
	90,742	3,786	1,421	127,700
Income (loss) from operations	9,882	677	(13)	(21,205)

Interest and other financing expense, net	-	-	-	(4,372)

Net income (loss) before taxes	$9,882	$677	$(13)	$(25,577)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the years ended December 31, 2015 and 2014, net revenues by geographic area (determined by ship to locations) were as follows:

	Year Ended December 31,
	2015	2014
North America [1]	$51,092	$99,868
Asia Pacific [2]	3,988	4,682
Europe (including Israel)	20,544	27,166
South America	266	1,243
	$75,890	$132,959

[1] United States	$45,105	$109,203
[1] Canada	$5,353	$13,953
[2] Japan	$387	$532

For the years ended December 31, 2015 and 2014, long-lived assets by geographic area were as follows:

	Year Ended December 31,
	2015	2014
North America	$169	$1,267
Asia Pacific	41	29
Europe (including Israel)	1,096	116
	$1,306	$1,412

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 18

Subsequent Events:

Debt Financing.

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH.; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”).

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance, the “Advances”). The proceeds of the Advances may be used to conduct the ordinary business of the Company only.

All outstanding Advances will be repaid through the Borrowers’ existing and future credit card receivables and other rights to payment arising out of the Borrowers’ acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States. The Company’s processor for those Credit Card Receivables (the “Processor”) has been instructed to remit, via electronic funds transfer, to the Lender all of the Borrowers’ Credit Card Receivables collected by the Processor (net of any discounts, fees and/or similar amounts legally owed to the Processor by the Borrowers and any charge-backs, offsets and/or other amounts which the Processor is entitled to deduct from the proceeds) until the Lender gives written notice that all Advances then outstanding and associated fees and expenses have been received by Lender.

Each Advance is to be secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers.

Pending Transaction.

On February 19, 2016, PhotoMedex, Inc. , Radiancy, Inc., a wholly-owned subsidiary of PHMD (“Radiancy”), DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), entered into an Agreement and Plan of Merger and Reorganization (the “Radiancy Merger Agreement”) pursuant to which Radiancy will merge with Merger Sub A, with Radiancy as the surviving corporation in such merger (the “Radiancy Merger”). Concurrently, PHMD, PTECH, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”), entered into an Agreement and Plan of Merger and Reorganization (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”) pursuant to which PTECH will merge with Merger Sub B, with PTECH as the surviving corporation in such merger (the “P-Tech Merger” and together with the Radiancy Merger, the “Mergers”). As a result of the Mergers, DSKX will become the holding company for Radiancy and PTECH. The Mergers are expected to qualify as tax-free transfers of property to DSKX for federal income tax purposes. There can be no guarantee that the transactions contemplated by the Merger Agreement will be consummated as both the Company and DSKX must seek approval by its shareholders prior to consummating the transactions.

The Radiancy Merger Agreement provides that, upon completion of the Radiancy Merger, the Company shall receive 2.0 million shares of preferred stock to be issued by DSKX (the “Series A Preferred Stock”) and a note with a principal amount of up to $4.5 million with an interest rate of 3% per annum (the “Note”). Pursuant to the Note, DSKX will pay the Company $1.5 million on the closing date, $2.0 million plus accrued interest on September 15, 2016 and the balance plus accrued interest on the third anniversary of the date of issuance. The Note will be secured by a pledge of all of Radiancy’s capital stock and a security interest in its collateral. The Series A Preferred Stock, when issued, will have a liquidation preference of $10.00 per share and vote on an “as converted” basis, together with the holders of DSXK’s common stock as a single class on all matters submitted for a vote of holders of DSKX’s common stock, with a separate class vote with respect to (a) any amendment, alteration, waiver or repeal of DSKX’s articles of incorporation or bylaws and (b) creation, authorization or issuance of any other series of preferred stock or capital stock by DSKX having a liquidation preference superior to the Series A Preferred Stock. The Series A Preferred Stock does not accrue or pay any dividend. No earlier than five years following issuance, all outstanding shares of Series A Preferred Stock are subject to a mandatory redemption by DSKX at the option of the holder, at a price of $10.00 per share. Beginning on the first anniversary of issuance, shares of the Series A Preferred Stock are convertible into five shares of DSKX common stock, subject to adjustments contained therein. DSKX can force mandatory conversions following each of the first three anniversary dates of issuance based upon the 20-day VWAP of closing share prices of DSKX common stock exceeding certain agreed upon thresholds on those dates. If the combined adjusted working capital of Radiancy and PTECH is less than $11.5 million, there is a dollar-for-dollar adjustment to the Note first impacting the installment due on the third anniversary of the issuance date, and second to the shares of Series A Preferred Stock to be issued, at a rate of $10.00 per share.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The P-Tech Merger Agreement provides that, upon completion of the P-Tech Merger, the Company shall receive 8.75 million shares of DSKX common stock, of which 6.0 million are subject to a make-whole adjustment. If those 6.0 million shares of DSKX common stock are not worth $20.0 million based upon a 30-day VWAP of closing share prices of DSKX common stock ending on the first anniversary of the closing date, DSKX shall issue an additional number of shares of DSKX common stock, valued at that 30-day VWAP, so that the value of the Company’s initial 6.0 million shares, together with the additional shares received, is worth $20.0 million. This make-whole adjustment will not apply if the Company has received $50.0 million of aggregate net cash proceeds from the merger consideration paid under both Merger Agreements or if the Company has rejected a bona fide offer from DSKX of $50.0 million in cash for such merger consideration. The number of shares of DSKX common stock issuable under the P-Tech Merger Agreement is subject to customary anti-dilution adjustments in the event of stock splits, stock dividends and similar transactions involving DSKX common stock.

Following completion of the Mergers, Radiancy and PTECH will each continue to operate as separate subsidiaries of DSKX. Pursuant to a stockholders agreement to be entered into on the closing date (the “Stockholders Agreement”), the DSKX board of directors will be three current DSKX directors, three current directors of the Company (Dolev Rafaeli, our chief executive officer, Dennis McGrath, our president and chief financial officer, and an independent director of the Company), and an additional independent director mutually acceptable to the Company and DSKX. Pursuant to the Stockholders Agreement, each committee of DSKX will contain at least one DSKX designee and one designee of the Company. The following decisions following the closing date, among others, will require five affirmative votes of the DSKX board of directors, including two designees of the Company: (a) material indebtedness of DSKX other than in connection with the redemption of the Series A Preferred Stock, (b) issuance of shares of DSKX common stock that would have a potential dilutive or impairment effect on the value of the consideration received by the Company pursuant to the Merger Agreements, (c) entering into a sale of control of DSKX or of Radiancy and PTECH, and (d) acquisitions having a value in excess of $5.0 million. Following the closing date, pursuant to the Stockholders Agreement, the Company shall be generally restricted from selling more than 8-1/3% of the merger consideration it received over any 90 day period. It must notify DSKX fifteen business days prior to any sale to permit DSKX to repurchase, or arrange for a third-party to buy, such shares at the closing price on the date of such notice. Such prior notice and repurchase would not apply to any sales by PHMD pursuant to a 10b5-1 plan. The Stockholders Agreement would terminate upon a sale of control of DSKX or PHMD beneficial ownership falling below 15%.

On the closing date, the Company and DSKX will also enter into a customary registration rights agreement, pursuant to which DSKX shall have an effective registration statement within 90 days thereof, and a transition services agreement pursuant to which the Company will provide DSKX certain specified services over a four month period following the closing date at a rate of $100 per month, plus reimbursement of reasonable out-of-pocket expenses, and certain consulting services for an 18 month period following the closing date.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Merger Agreements contain representations and warranties from the Company, Radiancy, and PTECH, on the one hand, and DSKX, Merger Sub A, and Merger Sub B, on the other hand, that are qualified by the confidential disclosures provided to the other party in connection with the Merger Agreements. The Merger Agreements include other affirmative and negative covenants of the parties which are customary in transactions of this type, including covenants by the Company not to solicit alternative transactions or to enter into discussions concerning, or to provide confidential information in connection with, an alternative transaction, except under the circumstances permitted in the Merger Agreements. DSKX covenants that it will not, unless the Merger Agreements are otherwise terminated, solicit an alternative transaction or initiate or enter into discussions concerning, or provide confidential information in connection with, an alternative transaction. Pursuant to the Merger Agreements, the Company will be subject to five year non-competition and non-solicitation covenants following the closing date with respect to the businesses of Radiancy and PTECH. The Merger Agreement also contains mutual indemnification obligations. Other than certain fundamental representations and warranties, the Company’s indemnification obligations are subject to a $4.5 million cap and $150 deductible, with such representations and warranties generally surviving 18 months following the closing date. Additionally, PHMD can satisfy its indemnification obligations by delivering shares of DSKX common stock, valued at the then market price as at the date such indemnification obligation is incurred.

Additionally, each of the Company and DSKX covenant that it will file a proxy statement with the Securities and Exchange Commission (the “SEC”) with respect to the Mergers within thirty days after the execution of the Merger Agreement.  As a condition to entering into the Merger Agreements, each of the Company and DSKX received affiliate letters from the directors and officers of the other party to vote their respective shares of common stock in favor of the transactions.

Completion of the Mergers is subject to a number of customary conditions, including the approval of the issuance of shares of DSKX common stock pursuant to the Merger Agreements by the stockholders of DSKX, the sale of substantially all of the assets of the Company by the stockholders of the Company, and the receipt of required regulatory approvals.

The Merger Agreement, in addition to providing that the parties can mutually terminate the Merger Agreements, contains termination rights for the Company and DSKX, as the case may be, including, among others, upon: (1) final, nonappealable denial of required regulatory approvals or injunction prohibiting the transactions contemplated by the Merger Agreements; (2) May 31, 2016, if the Mergers have not been completed by that time, provided that the parties may mutually agree to extend the Merger Agreements for an additional 90 days; (3) a breach by the other party that is not or cannot be cured within 30 days’ notice if such breach would result in a failure of the conditions to closing set forth in the Merger Agreements to be satisfied; (5) failure of either the Company’s or DSKX’s stockholders to approve and adopt the required resolutions; or (6) failure by either the Company or the Company’s Board of Directors to recommend that its stockholders approve the required resolutions at a time that such recommendation is required or a withdrawal or adverse modification of that recommendation.  The Company has the right to terminate the Merger Agreements under certain circumstances relating to other permitted acquisition proposals with respect to the Company and, in the event of such termination, the Company would be obligated to pay DSKX a termination fee of $3.0 million. The Company would also be obligated to reimburse DSKX, and DSKX would also be obligated to reimburse the Company, for its actual fees and expenses incurred in connection with the Mergers in an amount not to exceed $750 in the event that their respective stockholders do not approve the transaction at the meeting of stockholders called for that purpose. In the event of certain termination events available to the Company, DSKX would be obligated to pay PHMD a termination fee of $3.0 million.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On March 23, 2016, DSKX filed a Current Report on Form 8-K (the “DSKX March 23 Form 8-K”) with the SEC reporting its audit committee, after discussion with its independent registered public accounting firm, concluded that the unaudited condensed consolidated financial statements of DSKX for the two fiscal quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon because of certain errors in such financial statements. To the knowledge of DSKX’s audit committee, the facts underlying its conclusion include that revenues recognized related to certain customers of DSKX did not meet revenue recognition criteria in the two fiscal quarters ended June 30, 2015 and September 30, 2015. Additionally, certain equity transactions in the two fiscal quarters ended June 30, 2015 and September 30, 2015 were not properly recorded in accordance with United States Generally Accepted Accounting Principles and also were not properly disclosed.

DSKX’s audit committee and management had discussed these matters with DSKX’s independent registered public accounting firm, and both the audit committee and DSKX’s independent registered public accounting firm are, as of the date of the DSKX March 23 Form 8-K, continuing to review the relevant issues. Based on current information as of the date of the DSKX March 23 Form 8-K, DSKX believes that the adjustments to such interim financial statements will be material when finalized. As such, DSKX reported in the DSKX March 23 Form 8-K that it intends to file amendments to its Form 10-Q Quarterly Reports for the periods ended June 30, 2015 and September 30, 2015, and restate the financial statements set forth therein, to the extent applicable, as soon as possible.

Also, on March 23, 2016, DSKX reported in the DSKX March 23 Form 8-K that, on February 29, 2016, DSKX’s audit committee, consisting of all members of its board of directors other than Daniel Khesin (at the time DSKX’s President and Chairman of the Board and a member of its board of directors), engaged independent counsel to conduct an investigation regarding certain transactions involving Mr. Khesin and other individuals. DSKX reported in the DSKX March 23 Form 8-K that its audit committee started this investigation, without outside counsel, earlier in February. This investigation includes, but is not limited to, the revenue recognition and equity transactions discussed above. As of the date of the DSKX March 23 Form 8-K, DSKX reported that the investigation was ongoing.

DSKX reported in the DSKX March 23 Form 8-K that, on March 17, 2016, all members of DSKX’s board of directors other than Mr. Khesin, terminated the employment of Mr. Khesin, as its president and as an employee of DSKX, and also terminated Mr. Khesin’s employment agreement, dated December 16, 2013. DSKX reported in the DSKX March 23 Form 8-K that all members of DSKX’s board of directors other than Mr. Khesin terminated both Mr. Khesin’s employment and employment agreement for cause. In addition, DSKX reported in the DSKX March 23 Form 8-K that all members of DSKX’s board of directors other than Mr. Khesin unanimously removed Mr. Khesin as Chairman and a member of DSKX’s board of directors, also for cause. DSKX reported in the DSKX March 23 Form 8-K that DSKX’s board terminated Mr. Khesin for cause from both his employment and board positions because DSKX’s board believes, based on the results of the investigation as of the date of the DSKX March 23 Form 8-K, that there is sufficient evidence to conclude that Mr. Khesin violated his fiduciary duty to DSKX and its subsidiaries.

On March 23, 2016, DSKX provided Mr. Khesin with a copy of the DSKX March 23 Form 8-K, and DSKX reported that it provided Mr. Khesin with an opportunity to furnish DSKX with a letter addressed to DSKX stating whether he agrees with the statements in the DSKX March 23 Form 8-K and, if not, stating the respects in which he does not agree. On March 23, 2016, through his counsel, Mr. Khesin has advised DSKX’s audit committee that he disagrees with the findings of the audit committee and its independent counsel and believes that the termination as an executive officer of DSKX, removal from DSKX’s board of directors and termination of his employment agreement was not proper. DSKX filed the letter from Mr. Khesin’s counsel in response to his termination as an exhibit to the DSKX March 23 Form 8-K.

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. The Company will continue to monitor this situation in order to determine any, it may have upon the proposed transaction between the Company and DSKX.

DSKX reported in the DSKX March 28, 2016 Form 8-K that based upon on their review and to the knowledge of the audit committee of the DSKX board of directors, the errors in their previously filed financial statements totaled approximately $900 in reduced revenues. These errors included approximately $300 and $600 of revenues recorded in the second quarter and third quarter of 2015, respectively, that did not meet revenue recognition criteria. As a result, estimated unaudited 2015 fiscal year revenues should be reduced by approximately 6% to $13.0 million.  In addition, 800,000 restricted shares of DSKX common stock were issued during the third quarter of 2015 as compensation under a contract with a purported foreign distributor which DSKX believes lacks future economic value. As a result, DSKX has elected to expense such shares in the third quarter of 2015. Another 350,000 shares of DSKX’s common stock were issued during the fourth quarter of 2015 to an investor relations firm for a one-year engagement which commenced in the third quarter of 2015. To the knowledge of DSKX management, no services have been provided by this investor relations firm to date. Accordingly, the entire amount of the equity award was recorded as an expense during the fourth quarter. For these as well as other reasons, it is DSKX’s position that all or a substantial portion of these restricted shares should be returned to DSKX for cancellation. DSKX intends to vigorously pursue its rights to recoup and cancel such shares.

