Form 10-Q
period 2016-03-31
PHOTOMEDEX INC
filed 2016-05-13
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of May 11, 2016 was 21,915,468 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,115	$3,302
Restricted cash	1,508	724
Accounts receivable, net of allowance for doubtful accounts of $15,114 and $14,959, respectively	5,134	8,469
Inventories, net	10,610	11,735
Deferred tax asset, net	515	470
Prepaid expenses and other current assets	4,300	2,795
Total current assets	25,182	27,495

Property and equipment, net	1,273	1,306
Patents and licensed technologies, net	1,568	1,613
Other intangible assets, net	231	241
Goodwill, net	3,506	3,581
Other assets, net	139	138
Total assets	$31,899	$34,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable (See Note 10)	$2,645	$490
Accounts payable	7,707	7,216
Accrued compensation and related expenses	3,302	2,917
Other accrued liabilities	7,997	8,565
Current portion of deferred revenues	1,539	1,847
Total current liabilities	23,190	21,035

Long-term liabilities:
Deferred revenues, net of current portion	539	642
Total liabilities	23,729	21,677

Commitment and contingencies (See Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 21,915,468 and 21,991,718 shares issued and outstanding, respectively	221	221
Additional paid-in capital	117,049	116,616
Accumulated deficit	(107,243)	(102,371)
Accumulated other comprehensive loss	(1,857)	(1,769)
Total stockholders' equity	8,170	12,697
Total liabilities and stockholders’ equity	$31,899	$34,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
Revenues	$11,233	$20,673
Cost of revenues	2,754	4,658

Gross profit	8,479	16,015

Operating expenses:
Engineering and product development	314	338
Selling and marketing	7,803	15,931
General and administrative	3,965	4,042
Loss on sale of assets	843	-
	12,925	20,311
Loss from continuing operations before interest and other financing expense, net	(4,446)	(4,296)
Interest and other financing expense, net	(333)	(2,556)
Loss from continuing operations before income taxes	(4,779)	(6,852)

Income tax expense	(93)	(365)

Loss from continuing operations	(4,872)	(7,217)

Discontinued operations:
Loss from discontinued operations, net of taxes	-	(2,796)

Net loss	$(4,872)	$(10,013)

Basic net loss per share:
Continuing operations	$(0.23)	$(0.27)
Discontinued operations	-	(0.24)
	$(0.23)	$(0.51)
Shares used in computing net loss per share:
Basic and diluted	20,777,321	19,794,210
Other comprehensive loss
Foreign currency translation adjustments	$(88)	$(1,210)
Comprehensive loss	$(4,960)	$(11,223)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2016	21,991,718	$221	$116,616	$(102,371)	$(1,769)	$12,697
Stock-based compensation related to stock options and restricted stock		-	433	-	-	433
Restricted stock canceled	(76,250)	-		-	-
Other comprehensive loss	-	-	-	-	(88)	(88)
Net loss for the three months ended March 31, 2016		-	-	(4,872)	-	(4,872)
BALANCE, MARCH 31, 2016	21,915,468	$221	$117,049	$(107,243)	$(1,857)	$8,170

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Loss	$(4,872)	$(10,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	493
Provision for doubtful accounts	102	362
Deferred income taxes	(45)	(47)
Stock-based compensation	433	900
Loss on sale of assets	843	-
Financing expense	-	1,481
Changes in operating assets and liabilities:
Accounts receivable	3,141	6,160
Inventories	(57)	(427)
Prepaid expenses and other assets	(1,142)	688
Accounts payable	512	(2,473)
Accrued compensation and related expenses	386	16
Other accrued liabilities (see Note 9)	(365)	(2,661)
Other liabilities	-	1
Deferred revenues	(413)	(867)
Adjustments related to continuing operations	3,546	3,626
Adjustments related to discontinued operations	-	2,471
Net cash used in operating activities	(1,326)	(3,916)

Cash Flows From Investing Activities:
Increase in restricted cash	(784)	-
Purchases of property and equipment	(94)	44
Proceeds from (investments in) short-term deposit	-	87
Net cash provided by (used in) investing activities – continuing operations	(878)	131
Net cash provided by investing activities – discontinued operations	-	36,412
Net cash provided by (used in) investing activities	(878)	36,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2016	2015

Cash Flows From Financing Activities:
Registration costs	-	(84)
Proceeds from notes payable	3,960
Repayment of debt	-	(36,478)
Payments on notes payable	(1,998)	(175)
Net cash provided by (used in) financing activities – continuing operations	1,962	(36,737)
Net cash provided by (used in) financing activities – discontinued operations	-	(80)
Net cash provided by (used in) financing activities	1,962	(36,817)

Effect of exchange rate changes on cash	55	(161)
Net decrease in cash and cash equivalents	(187)	(4,351)
Cash and cash equivalents, beginning of period	3,302	10,350

Cash and cash equivalents, end of period	$3,115	$5,999

Supplemental information:

Cash paid for income taxes	$150	$97
Cash paid for interest	$306	$1,182

The accompanying notes are an integral part of these condensed consolidated financial statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1

The Company:

Background

PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provides proprietary products and services that address skin diseases and conditions including acne, photo damage and unwanted hair. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products. Through our subsidiary Radiancy, Inc., which was merged into PhotoMedex in 2011, we’ve added a range of home-use devices under the no!no!® brand, for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain. In addition, our professional product line increased its offerings for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

Liquidity

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, are insufficient to cover the weekly repayment amount due the lender.

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance and the April 2016 Advance described below, the “Advances”). The proceeds can be used for general corporate purposes.

All outstanding Advances will be repaid through the Company’s existing and future credit card receivables and other rights to payment arising out of our acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States. The Company’s processor for those Credit Card Receivables (the “Processor”) has been instructed to remit, via electronic funds transfer, to the Lender all of the Borrowers’ Credit Card Receivables collected by the Processor (net of any discounts, fees and/or similar amounts legally owed to the Processor by the Borrowers and any charge-backs, offsets and/or other amounts which the Processor is entitled to deduct from the proceeds) until the Lender gives written notice that all Advances then outstanding and associated fees and expenses have been received by Lender.

Each Advance is secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; the escrow fund associated with the XTRAC and VTRAC transaction and certain other intangibles and payment rights including any tax refunds owed to the Company; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers.

In the event of a sale by the Company of certain collateralized assets, repayment of $1.5 million of the outstanding principal balance is required to be accelerated or in the event of the sale of substantially all of the Company’s assets, the remaining outstanding principal balance is required to be repaid.

On April 29, 2016, the Company received an advance of $1 million, less a $10 financing fee (the “April 2016 Advance”), from the Lender pursuant to the Advance Agreement.

Additionally the Company has restricted cash amounts of $724 held in escrow as of March 31, 2016 pending the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015. Restricted cash as of March 31, 2016 also includes $193 which reflects amounts collected by the Lender awaiting remittance to the Company which were received after March 31, 2016. Restricted cash also includes $91 reflecting certain commitments connected to our leased office facilities in Israel.

Acquisitions and Dispositions (See also Note 2, Discontinued Operations)

On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"); the Company sold 100% of the shares of LCA for $40 million in cash effective January 31, 2015. The results of operations of LCA-Vision have been included into the Company's consolidated financial statements for the three months ended March 31, 2015 as a discontinued operation. See Note 2, Discontinued Operations, in the Company’s Form 10-K for the year ending December 31, 2015 for information regarding these transactions as well as the $85 million senior secured credit facilities entered into with JP Morgan Chase as part of the acquisition of LCA.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On March 31, 2016 we completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line for $220 ($110 was received as a refundable deposit during December 2015 in advance and $110 was received in April 2015), pursuant to: the Agreement for Sale of Assets dated March 31, 2016. Management does not believe that the sale of the Omnilux product line represents a strategic shift for the company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations. The Company recorded a loss on the disposal of those assets in the amount of $843 for the three months ended March 31, 2016.

PENDING TRANSACTION

On February 19, 2016, PhotoMedex, Inc., Radiancy, Inc., a wholly-owned subsidiary of the Company (“Radiancy”), DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), entered into an Agreement and Plan of Merger and Reorganization (the “Radiancy Merger Agreement”) pursuant to which Radiancy will merge with Merger Sub A, with Radiancy as the surviving corporation in such merger (the “Radiancy Merger”). Concurrently, PHMD, PTECH, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”), entered into an Agreement and Plan of Merger and Reorganization (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”) pursuant to which PTECH will merge with Merger Sub B, with PTECH as the surviving corporation in such merger (the “P-Tech Merger” and together with the Radiancy Merger, the “Mergers”). As a result of the Mergers, DSKX would become the holding company for Radiancy and PTECH. The Mergers are expected to qualify as tax-free transfers of property to DSKX for federal income tax purposes.

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

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. The Company continues to monitor this situation in order to determine what impact, if any, it may have upon the proposed transaction between the Company and DSKX. On April 12, 2016, the Company sent a Reservation of Rights letter to DSKX. The Notice states that, based upon the disclosures set forth in DSKX’s Current Report on Form 8-K filed on March 23, 2016 and subsequent press releases and filings by DSKX with the United States Securities and Exchange Commission (collectively, the “DSKX Public Disclosure”), DSKX is in material breach of various representations, warranties, covenants and agreements set forth in the Agreements; had failed to provide to the Company the information contained in the DSKX Public Disclosures during the discussions relating to the negotiation and execution of the Agreements; and continues to be in material breach under the Agreements. As a result, the conditions precedent to the closing of these transactions as set forth in the Agreements may not be able to occur.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Notice also declares that the Company reserves all its rights and remedies under the Agreements, including, without limitation, the right to terminate the Agreements and collect a termination fee from DSKX of $3.0 million. The Notice further asserts that the Company regards certain provisions of the Agreements to have been waived by DSKX and to no longer be in effect, including the non-solicitation and no-shop provisions, negative covenants, and termination events, as applicable solely to the PHMD Group, as well as the payment of any termination fee by PHMD to DSKX. Finally, the Notice provides that the Company has the right to terminate the Agreements to pursue, consider and enter into any acquisition proposal or other transaction without the payment of fees and expenses to DSKX.

Depending upon the results of DSKX’s investigation and any ancillary actions, it may be necessary to terminate the proposed transaction or to alter, amend or otherwise change the terms of that proposed transaction. There can be no guarantee that the transactions contemplated by the Merger Agreements will be consummated, or consummated in the form originally planned, as a result of the subsequent occurrences and as both the Company and DSKX must seek approval by its shareholders prior to consummating the transactions. See Note 1, Pending Transactions in the Company’s Form 10-K for the year ending December 31, 2015 for additional information.

Basis of Presentation:

Accounting Principles

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (“fiscal 2015”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future period.

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

Commencing January 1, 2015 (the effective date of the ASU 2014-08), only disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, required to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented (including comparatives). Accordingly, following the sale of XTRAC and VTRAC business which were determined to represent a strategic shift that will have a major effect on the Company, the assets and liabilities of the XTRAC and VTRAC as of December 31, 2014 were reclassified and presented as assets and liabilities held for sale (without changing their classification as current or non-current). Also, the results of the operations of LCA operating segment and the XTRAC and VTRAC business were presented as discontinued operations in the consolidated statements of comprehensive loss (see also Note 2, Discontinued operations).

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Functional Currency

The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar ("$" or "dollars"). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP) and Hong Kong Dollar (HKD). Substantially all of the Group's revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.

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

The fair value of cash and cash equivalents and restricted cash are based on its demand value, which is equal to its carrying value. The estimated fair values of notes payable which are based on borrowing rates that are available to the Company for loans with similar terms, collateral and maturity approximate the carrying values. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

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

At March 31, 2016, the balance of such derivative instruments amounted to approximately $0 in assets and approximately $0 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the quarter ended that date.

The nominal amounts of foreign currency derivatives as of March 31, 2016 consist of forward transactions for the exchange of $0 into NIS as of March 31, 2016.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three months ended March 31, 2016 and 2015 is summarized as follows:

	March 31,
	2016	2015
	(unaudited)	(unaudited)
Accrual at beginning of year	$330	$529
Additions charged to warranty expense	10	86
Expiring warranties	(54)	(13)
Claims satisfied	(45)	(97)
Total	241	505
Less: current portion	(241)	(505)
Accrued extended warranty	$0	$0

For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Net Loss Per Share

Basic and diluted net loss per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended March 31,
	2016	2015
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,777,321	19,794,210
Dilutive effect of stock options and warrants	-	-
Diluted number of common and common stock equivalent shares outstanding	20,777,321	19,794,210

Diluted loss per share for the three months ended March 31, 2016, excluded the impact of common stock options and warrants, totaling 1,056,088 shares, as the effect of their inclusion would be anti-dilutive, due to the net loss for the period. Diluted earnings per share for the three months ended March 31, 2015, excluded the impact of common stock options and warrants, totaling 3,563,503 shares, as the effect of their inclusion would be anti-dilutive, due to the net loss for the period.

Adoption of New Accounting Standards

Effective January 1, 2016, the Company adopted Accounting Standard ASU No. 2015-16, "Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments." The amendments in ASU 2015-16 require that an acquirer recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, rather than retrospectively adjusting amounts previously reported. The amendments require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date.

ASU 2015-16 became effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments is required be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued.

The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements.

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

During 2016, the FASB issued several Accounting Standard Updates that focuses on certain implementation issues of the new revenue recognition guidance including Narrow-Scope Improvements and Practical Expedients, Principal versus Agent Considerations and Identifying Performance Obligations and Licensing.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU's) are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is not permitted. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

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

In November 2015, the FASB has issued Accounting Standards Update (ASU) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheet. The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, all deferred tax assets and liabilities will be required to be classified as noncurrent.The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods (i.e., in the first quarter of 2017 for calendar year-end companies).Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period.The guidance may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively (i.e., by reclassifying the comparative balance sheet). If applied prospectively, entities are required to include a statement that prior periods were not retrospectively adjusted. If applied retrospectively, entities are also required to include quantitative information about the effects of the change on prior periods. The Company does not believe this ASU will have a significant impact on its consolidated financial statements.

In March 2016, the FASB has issued Accounting Standards Update (ASU) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period periods (i.e., in the first quarter of 2017 for calendar year-end companies).

Note 2

Discontinued Operations:

LCA, acquired by the Company on May 12, 2104, is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. The vision centers provide the staff, facilities, equipment and support services for performing laser vision correction that employs advanced laser technologies to help correct nearsightedness, farsightedness and astigmatism. The vision centers are supported by independent ophthalmologists and credentialed optometrists, as well as other healthcare professionals. Substantially all of LCA’s revenues are derived from the delivery of laser vision correction procedures performed in the vision centers. After preliminary investigations and discussions, the Board of Directors of the Company, with the aid of its investment banker, had reached a formal decision during December 2014 to enter into, substantive, confidential discussions with potential third-party buyers and began to develop plans for implementing a disposal of the assets and operations of the business. The Company accordingly previously classified this former segment as held for sale and discontinued operations in accordance with ASC Topic 360. On February 2, 2015, the Company closed on sale transaction of 100% of the shares of LCA for $40 million in cash. Excluding estimated working capital adjustments and direct expenses (professional fees to third parties), the Company realized net proceeds of approximately $36.5 million which amount is considered as the fair value less cost to sell of LCA. The sale was effective January 31, 2015.

The accompanying condensed consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations. Revenues from LCA, reported as discontinued operations, for the three months ended March 31, 2015 was $9,158. Loss from LCA, reported as discontinued operations, for the three months ended March 31, 2015 was $1,667, which includes stock compensation of $2,363 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of LCA.

On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million. The sale was effective June 22, 2015. The domestic XTRAC business was considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then paid us based on the number of treatments administered with the device. The domestic revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brings a strategic shift in focus of management. The Company accordingly classified this former business as held for sale and discontinued operations in accordance with ASC Topic 360. However, the XTRAX and VTRAC business did not meet the criteria for presentation as a discontinued operation until the quarter ended June 30, 2015. As a result, the accompanying condensed consolidated statement of comprehensive loss for the three months ended March 31, 2015 has been retrospectively adjusted to present the XTRAC and VTRAC business as a discontinued operation.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the three months ended March 31, 2015 was $7,476. Loss from XTRAC and VTRAC, reported as discontinued operations, for the three months ended March 31, 2015 was $1,088, which includes stock compensation of $74 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of XTRAC and VTRAC.

Note 3

Acquisition:

See Pending Transactions in Note 1 for a discussion of the proposed DSKX transaction.

Note 4

Inventories:

	March 31, 2016	December 31, 2015
	(unaudited)
Raw materials and work in progress	$3,992	$4,236
Finished goods	6,618	7,499
Total inventories	$10,610	$11,735

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 5

Property and Equipment:

	March 31, 2016	December 31, 2015
	(unaudited)
Equipment, computer hardware and software	5,102	5,147
Furniture and fixtures	433	424
Leasehold improvements	447	443
	5,982	6,014
Accumulated depreciation and amortization	(4,709)	(4,708)
Property and equipment, net	$1,273	$1,306

Depreciation and related amortization expense was $79 and $80 for the three months ended March 31, 2016 and 2015, respectively.

Note 6

Patents and Licensed Technologies, net:

	March 31, 2016	December 31, 2015
	(unaudited)
Gross Amount beginning of period	$3,376	$7,027
Additions (disposals)	40	(177)
Translation differences	(6)	30
Gross Amount end of period	3,410	6,880

Accumulated amortization	(1,842)	(3,843)
Impairment (See Note 7 below)	-	(1,424)

Patents and licensed technologies, net	$1,568	$1,613

Related amortization expense was $72 and $205 for the three months ended March 31, 2016 and 2015, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:

Last nine months of 2016	$216
2017	212
2018	202
2019	187
2020	175
Thereafter	576
Total	$1,568

Note 7

Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition of Radiancy, Inc. in 2011, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company.

During the fourth quarter of 2015, we recorded goodwill and other intangible asset impairment charges of $21,481, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with our annual impairment test. See Note 7 to the annual audited 2015 consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Set forth below is a detailed listing of Goodwill:

Balance at January 1, 2016	$3,581
Translation differences	(75)
Balance at March 31, 2016	$3,506

Set forth below is a detailed listing of other definite-lived intangible assets:

	March 31, 2016			December 31, 2015
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$405	$-	$405	$3,925	$4,356	$8,281
Translation differences	-	-	-	(32)	(67)	(99)
Gross Amount end of period	405	-	405	3,893	4,289	8,182

Disposal	-	-	-	(531)	(587)	(1,118)
Accumulated amortization	(174)	-	(174)	(1,358)	(1,938)	(3,296)
Impairment				(1,763)	(1,764)	(3,527)

Net Book Value	$231	$-	$231	$241	$0	$241

Related amortization expense was $10 and $208 for the period ended March 31, 2016 and 2015, respectively. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with Pre-merged PhotoMedex products.

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

Last nine months of 2016	$30
2017	40
2018	40
2019	40
2020	40
Thereafter	41
Total	$231

Note 8

Accrued Compensation and related expenses:

	March 31, 2016	December 31, 2015
	(unaudited)
Accrued payroll and related taxes	$487	$403
Accrued vacation	145	94
Accrued commissions and bonuses	2,670	2,420
Total accrued compensation and related expense	$3,302	$2,917

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 9

Other Accrued Liabilities:

	March 31, 2016	December 31, 2015
	(unaudited)
Accrued warranty, current, see Note 1	$241	$330
Accrued taxes, net	1,605	1,135
Accrued sales returns (1)	2,185	4,179
Other accrued liabilities	3,966	2,921
Total other accrued liabilities	$7,997	$8,565

(1)	The activity in the accrued sales returns liability account was as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Balance at beginning of year	$4,179	$7,651
Additions that reduce net sales	2,160	6,519
Deductions from reserves	(4,154)	(8,229)
Balance at end of period	$2,185	$5,941

Note 10

Note payable Senior Secured Credit Facilities

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, are insufficient to cover the weekly repayment amount due the lender.

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance and the April 2016 Advance described below, the “Advances”). The proceeds can be used for general corporate purposes.

All outstanding Advances will be repaid through the Company’s existing and future credit card receivables and other rights to payment arising out of our acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States. The Company’s processor for those Credit Card Receivables (the “Processor”) has been instructed to remit, via electronic funds transfer, to the Lender all of the Borrowers’ Credit Card Receivables collected by the Processor (net of any discounts, fees and/or similar amounts legally owed to the Processor by the Borrowers and any charge-backs, offsets and/or other amounts which the Processor is entitled to deduct from the proceeds) until the Lender gives written notice that all Advances then outstanding and associated fees and expenses have been received by Lender.

Each Advance is secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; Escrow fund associated with the XTRAC and VTRAC transaction and certain other intangibles and payment rights including any tax refunds owed to the Company; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers.

In the event of a sale by the Company of certain collateralized assets, repayment of $1.5 million of the outstanding principal balance is required to be accelerated or in the event of the sale of substantially all of the Company’s assets, the remaining outstanding principal balance is required to be repaid.

The outstanding balance under the Advance Agreement as of March 31, 2016 was $2.2 million, and is included in Notes payable in the accompanying condensed consolidated balance sheet.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On April 29, 2016 the Company received an additional advance of $1 million, less a $10 financing fee (the “April 2016 Advance”), from the Lender pursuant to the Advance Agreement.

Additionally the Company has restricted cash amounts of $724 held in escrow as of March 31, 2016 pending the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015. Restricted cash as of March 31, 2016 also includes $193 which reflects amounts collected by the Lender awaiting remittance to the Company which were received after March 31, 2016. Restricted cash also includes $91 reflecting certain commitments connected to our leased office facilities in Israel.

On May 12, 2014, the Company entered into an $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase as part of its acquisition of LCA-Vision. See Item 1, The Company, and Note 10, Long-Term Debt, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on this transaction.

Note 11

Income Taxes:

The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The difference between the Company's effective tax rates for the three month period ended March 31, 2016 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 25% standard corporation tax rate and in the UK 20%).

During the three months ended March 31, 2016, the Company had no material changes to liabilities for uncertain tax positions. PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2015 and is also generally subject to various State income tax examinations for calendar years 2012 through 2015. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2015.

Note 12

Commitments and contingencies:

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. That removal was granted, and the Company has now filed to remove this case to the U.S. District Court for the District of Columbia, the district with jurisdiction over Jan Mouzon v. Radiancy, Inc. and Dolev Rafaeli, President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states, including California, who purchased Radiancy’s no!no! hair products and alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The Company’s Motion to Remove the Cantley case has been stayed pending resolution of the Mouzon litigation. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

See Note 11, Commitments and Contingencies, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on pending legal actions involving the Company and its subsidiaries.

Note 13

Employee Stock Benefit Plans:

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 370,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 10,413 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 348,362 as of March 31, 2016.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 6,000,000 shares, of which 2,574,723 shares had been issued or were reserved for issuance as awards of shares of common stock, and 733,588 shares were reserved for outstanding options as of March 31, 2016. The number of shares available for future issuance pursuant to this plan is 2,672,180 as of March 31, 2016.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2016	750,586	$16.98
Granted	-	-
Exercised	-	-
Cancelled	(16,998)	21.48
Outstanding, March 31, 2016	733,588	$16.87
Options exercisable at March 31, 2016	573,538	$16.78

At March 31, 2016, there was $3,578 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.64 years. The intrinsic value of options outstanding and exercisable at March 31, 2016 was not significant. The Company calculates expected volatility for share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

Restricted stock vests ratably over a three-to-five year period, depending upon the terms of the grant. Employees must remain employed by the Company on each vesting date in order to have unrestricted ownership in these shares; employees who leave before a vesting date forfeit the shares in which they have not yet vested and the issuance of those shares is cancelled. As of March 31, 2016, 76,250 shares had been cancelled due to forfeiture by employees.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On October 29, 2015, the Company issued 5,000 shares of common stock to a non-employee director for an aggregate fair value of $3.

Total stock based compensation expense was $433, and $3,337, including $2,437 that is included in discontinued operations, for the three months ended March 31, 2016 and 2015 respectively including amounts relating to consultants.

Note 14

Business Segments and Geographic Data:

The Company has organized its business into three operating segments to align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues mainly from the sales of skincare products. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat based products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net is also not allocated to the operating segments. Unallocated assets include cash and cash equivalents, prepaid expenses and deposits.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following tables reflect results of operations from our business segments for the periods indicated below:

	Three Months Ended March 31, 2016 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$9,922	$1,208	$103	$11,233
Cost of revenues	2,219	466	69	2,754
Gross profit	7,703	742	34	8,479
Gross profit %	77.6%	61.5%	33.0%	75.5%

Allocated operating expenses:
Engineering and product development	272	42	-	314
Selling and marketing	6,961	829	13	7,803

Loss on sale of assets			843	843
Unallocated operating expenses	-	-	-	3,965
	7,233	871	856	12,925
Income (loss) from continuing operations	470	(129)	(822)	(4,446)

Interest and other financing expense, net	-	-	-	(333)

Income (loss) from continuing operations before income taxes	$470	$(129)	$(822)	$(4,779)

	Three Months Ended March 31, 2015 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$18,129	$1,730	$814	$20,673
Cost of revenues	3,497	628	533	4,658
Gross profit	14,632	1,102	281	16,015
Gross profit %	80.7%	63.7%	34.5%	77.5%

Allocated operating expenses:
Engineering and product development	338	8	(8)	338
Selling and marketing	14,719	1,117	95	15,931

Unallocated operating expenses	-	-	-	4,042
	15,057	1125	87	20,311
Income (loss) from continuing operations	(425)	(23)	194	(4,296)

Interest and other financing expense, net	-	-	-	(2,556)

Income (loss) from continuing operations before income taxes	$(425)	$(23)	$194	$(6,852)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the three months ended March 31, 2016 and 2015, net revenues by geographic area (determined by ship to location) were as follows:

	Three Months Ended March 31,
	2016	2015
	(unaudited)	(unaudited)
North America [1]	$7,313	$15,217
Asia Pacific	514	677
Europe (including Israel)	3,391	4,664
South America	15	115
	$11,233	$20,673

1 United States	$6,094	$13,131
1 Canada	$695	$2,062

As of March 31, 2016 and December 31, 2015, long-lived assets by geographic area were as follows:

	March 31, 2016	December 31, 2014
	(unaudited)
North America	$193	$169
Asia Pacific	41	41
Europe (including Israel)	1,039	1,096
	$1,273	$1,306

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 15

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues for either of the three months ended March 31, 2016 or 2015.

Note 16

Subsequent Events:

Debt Financing (See also Note 1, the Company).

On April 29, 2016 the Company received an advance of $1 million, less a $10 financing fee (the “April 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), Information on this advance and the financing is available in Note 1, the Company, above,

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our,” “PhotoMedex,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2015. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a proposed transaction with DSKX whereby PhotoMedex, thru multiple concurrent merger transactions will sell to DSKX substantially all of its remaining operations. See ITEM 1. Business – Our Company in the Company’s Form 10-K for the year ended December 31, 2015. Subject to the completion of the concurrent mergers with DSKX, the current strategic focus for the businesses being merged with DSKX are built upon three components

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

We continue to develop and add to our marketing programs (in types of creative, languages, and media formats including print, online, radio, and TV) to effectively reach the large population groups where we have expanded our sales efforts, including: the United States, Japan, United Kingdom, Canada, Australia, and Hong Kong.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $6 million and $13 million for the three months ended March 31, 2016 and 2015, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $4 million and $5 million for the three months ended March 31, 2016 and 2015, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international targeted markets include Asia Pacific, Europe and South America.

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

Sales and Marketing

As of March 31, 2016, our sales and marketing personnel consisted of 34 full-time positions.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2016. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended March 31,
	2016	2015
Consumer	$9,922	$18,129
Physician Recurring	1,208	1,730
Professional	103	814

Total Revenues	$11,233	$20,673

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended March 31,
	2016	2015
Direct-to-consumer	$6,046	$13,773
Distributors	101	95
Retailers and home shopping channels	3,775	4,261

Total Consumer Revenues	$9,922	$18,129

For the three months ended March 31, 2016, consumer products revenues were $9,922 compared to $18,129 in the three months ended March 31, 2015. The decrease of 45.3% during the periods was mainly due to the following reasons:

•

Direct to Consumer. Revenues for the three months ended March 31, 2016 were $6,046 compared to $13,773 for the same period in 2015. The decrease of 56.1% was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The Company uses a methodology that is used to estimate the expected sales returns for each period and to determine both the expense and the accrued liability. The methodology is regularly evaluated to determine its relevancy, and updated if necessary, to properly reflect the amount of sales returns applicable for all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the three months ended March 31, 2016 were $3,775 compared to $4,261 for the same period in 2015. The decrease of 11.4% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the UK. Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the three months ended March 31, 2016 were $101 which was comparable to $95 for the same period in 2015.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2016	2015
North America	$6,040	$13,326
International	3,882	4,803

Total Consumer Revenues	$9,922	$18,129

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended March 31,
	2016	2015
Neova skincare	1,208	1,327
Surgical products	-	371
Other	-	32

Total Physician Recurring Revenues	$1,208	$1,730

NEOVA skincare

For the three months ended March 31, 2016, revenues were $1,208 compared to $1,327 for the three months ended March 31, 2015. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets.

Surgical products

For the three months ended March 31, 2016 and 2015, revenues were $0 and $371, respectively. Effective September 1, 2015, PhotoMedex, Inc. and its subsidiary, PTECH, entered into an asset purchase agreement and a supplemental agreement (together, the “SLT Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”).  Under the SLT Asset Purchase Agreement, JIKANG acquired the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”).  The Company will net approximately $1.2 million after payment of closing and ancillary costs.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2016	2015
North America	$1,208	$1,205
International	-	525

Total Physicians Recurring Revenues	$1,208	$1,730

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended March 31,
	2016	2015
LHE equipment	$103	$194
Omnilux equipment	-	535
Surgical lasers	-	85

Total Professional Revenues	$103	$814

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended March 31, 2016 and 2015, LHE® brand products revenues were $103 and $194, respectively.

Omnilux equipment

For the three months ended March 31, 20165 and 2015, Omnilux equipment revenues were $0 and $535, respectively. These revenues are generated from the sale of LED devices. The Omnilux units are sold for certain medical applications. The Company suspended selling Omnilux products in January 2016 pending the completion of the sale of this product line to The Lotus Global Group, Inc. which was finalized on March 31, 2016.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended March 31, 2016 and 2015, surgical laser revenues were $0, and $85, representing one laser system, respectively. This product line was sold to JIKANG in the fourth quarter of 2015, consequently there were no sales of this product line in the three months ended March 31, 2016.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2016	2015
North America	$103	$416
International	-	398

Total Professional Revenues	$103	$814

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended March 31,
	2016	2015
Consumer	$2,219	$3,497
Physician Recurring	466	628
Professional	69	533

Total Cost of Revenues	$2,754	$4,658

Overall, cost of revenues has decreased in the segments due to the related decrease in the consumer revenues.

Gross Profit Analysis

Gross profit decreased to $8,479 for the three months ended March 31, 2016 from $16,015 during the same period in 2015. As a percentage of revenues, the gross margin was 75.5% for the three months ended March 31, 2016 from 77.5% during the same period in 2015.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2016	2015
Revenues	$11,233	$20,673
Percent decrease	(45.6)%
Cost of revenues	2,754	4,658
Percent decrease	(40.9)%
Gross profit	$8,479	$16,015
Gross margin percentage	75.5%	77.5%

The primary reasons for the changes in gross profit for the three months ended March 31, 2016, compared to the same period in 2015, were due mainly to decreases in direct response revenues as well as home shopping and retailers within the Consumer segment. The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended March 31,
	2016	2015
Revenues	$9,922	$18,129
Percent decrease	(45.3)%
Cost of revenues	2,219	3,497
Percent decrease	(36.5)%
Gross profit	$7,703	$14,632
Gross margin percentage	77.6%	80.7%

Gross profit for the three months ended March 31, 2016 decreased by $6,929 from the comparable period in 2015. The key factor for this decrease was the decrease in all channels of consumer revenues. The reduction in consumer revenues is due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. Furthermore, the decrease in the gross margin percentage is related to the mix between direct response revenues and retail revenues as a percent of total consumer revenues. Product sold to our retail partners are priced at a wholesale discount while direct response products are sold at full retail prices. Products sold in each of these channels have similar cost structures, hence a greater weight toward retail revenues results in a lower gross margin percentage.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended March 31,
	2016	2015
Revenues	$1,208	$1,730
Percent decrease	(30.1)%
Cost of revenues	466	628
Percent decrease	(25.8)%
Gross profit	$742	$1,102
Gross margin percentage	61.4%	63.7%

Gross profit for the three months ended March 31, 2016 decreased by $360 from the comparable period in 2015. The primary reason for the decreased gross margin is the decrease in sales and marketing costs for this segment from fewer sales representatives active during the three months ended March 31, 2016 compared to the prior year.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended March 31,
	2016	2015
Revenues	$103	$814
Percent increase	(87.3)%
Cost of revenues	69	533
Percent increase	(87.1)%
Gross profit	$34	$281
Gross margin percentage	33.0%	34.5%

Gross profit for the three months ended March 31, 2016 decreased by $247 from the comparable period in 2015. The primary reason for the decreased gross margin is the decrease in marketing for this segment.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2016 decreased to $314 from $338 for the three months ended March 31, 2015. The majority of this expense relates to the salaries of our worldwide engineering and product development team and is in line with the prior year.

Selling and Marketing Expenses

For the three months ended March 31, 2016, selling and marketing expenses decreased to $7,803 from $15,931 for the three months ended March 31, 2015. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the three months ended March 31, 2016 were 34.6% of total revenues compared to 38.1% of total revenues in the three months ended March 31, 2015. There was change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment. Direct to consumer revenues are 53.8% of total revenues for the three months ended March 31, 2016 compared to 87.7% of total revenues for the three months ended March 31, 2015.

General and Administrative Expenses

For the three months ended March 31, 2016, general and administrative expenses decreased to $3,965 from $4,042 for the three months ended March 31, 2015.

•	In the three months ended March 31, 2016, we have recorded a reduction in expense of $76 related to consulting fees relating to our debt facilities that existed in 2015.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended March 31, 2016 decreased to $333 from $2,556 for the three months ended March 31, 2015. The decrease of $2,223 is mainly due to repayment of long term debt during the three months ended March 31, 2015.

Taxes on Income, Net

For the three months ended March 31, 2016, the net tax expense amounted to $93 as compared to $365 for the three months ended March 31, 2015.

Net Loss

The factors described above resulted in net loss, of $4,872 during the three months ended March 31, 2016, as compared to $10,013, including discontinued operations, during the three months ended March 31, 2015, a decrease of 51.3%. The Company recorded a loss on the disposal of the Omnilux product line in the amount of $843 for the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2016, our current ratio was 1.09 compared to 1.31 at December 31, 2015. As of March 31, 2016 we had $1,992 of working capital compared to $6,460 as of December 31, 2015. Cash and cash equivalents were $3,115 as of March 31, 2016, as compared to $3,302 as of December 31, 2015. In addition, we had $91 in short term bank deposits as of March 31, 2016. Restricted cash was $1,508 as of March 31, 2016, as compared to $724 as of December 31, 2015.

On January 6, 2016, PhotoMedex, Inc. (the “Company”) received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”) from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PhotoMedex Technology, Inc.; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, are insufficient to cover the weekly repayment amount due the lender.

Subject to the terms and conditions of the Advance Agreement, the Lender will make periodic advances to the Company (collectively with the January 2016 Advance, and the April 2016 Advance described above the “Advances”). The proceeds of the Advances may be used to conduct the ordinary business of the Company only.

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

Each Advance is to be secured by a security interest in favor of the Lender in certain defined Collateral, including but not limited to all of the Borrowers’ Credit Card Receivables; inventory, merchandise and materials; equipment, machinery, furniture, furnishings and fixtures; patents, trademarks and tradenames; the escrow fund associated with the XTRAC and VTRAC transaction and certain other intangibles and payment rights including any tax refunds owed to the Company; and all other intangibles and payment rights arising out of the provision of goods or services by the Borrowers.

On April 29, 2016, the Company received an additional credit card receivable advance of $1 million under substantially the same terms as the January 6, 2016 Advance.

We believe our existing balances of cash and cash equivalents as well as advances from our Advance agreement and expected proceeds from asset sales will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the second quarter of 2017. However, there is no guarantee that we will be able to meet the continuing conditions of the Advance agreement or obtain a renewal, if needed, or that the costs of such renewal may not be prohibitive or amounts from certain asset sales will be collectible when due. Such a result could have a material adverse effect on us and our financial condition.

Net cash and cash equivalents used in operating activities was $1,326 for the three months ended March 31, 2016 compared to $3,916 for the three months ended March 31, 2015. The use of cash in 2015 was mainly related to a larger increase of accounts receivable balances and a larger operating loss compared to the three months ended March 31, 2016.

Net cash and cash equivalents used in investing activities was $878 for the three months ended March 31, 2016 compared to cash provided by investing activities of $36,543 for the three months ended March 31, 2015. The primary reason for the decrease was $36,412 cash provided from discontinued operations in 2015 primarily from the sale of certain assets that were held for sale.

Net cash and cash equivalents provided by financing activities was $1,962 for the three months ended March 31, 2016 compared to net cash and cash equivalents used in financing activities of $36,817 for the three months ended March 31, 2015. For the three months ended March 31, 2016 we had proceeds from notes payable, net of repayments of $1,962. In the three months ended March 31, 2015, we had payments on credit facilities of $36,478 and $175 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2015 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2015, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three months ended March 31, 2016, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

PART II - Other Information

ITEM 1. Legal Proceedings

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. That removal was granted, and the Company has now filed to remove this case to the U.S. District Court for the District of Columbia, the district with jurisdiction over Jan Mouzon v. Radiancy, Inc. and Dolev Rafaeli, President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states, including California, who purchased Radiancy’s no!no! hair products and alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states.. The Company’s Motion to Remove the Cantley case has been stayed pending resolution of the Mouzon litigation. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

See Item 3, Legal Proceedings, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on pending legal actions involving the Company and its subsidiaries

ITEM 1A. Risk Factors

As of March 31, 2016, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities.

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)

3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
10.74	Agreement of Sale of Assets dated March 31, 2016, among PhotoMedex, Inc., PhotoMedex Technology, Inc., and The Lotus Global Group, Inc.. (46)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(41)	Filed as part of this Form 10-K.

(46)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date May 13, 2016	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date May 13, 2016	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer

