Form 10-Q
period 2016-06-30
PHOTOMEDEX INC
filed 2016-08-12
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-11365

PHOTOMEDEX, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-2058100 (I.R.S. Employer Identification No.)

40 Ramland Road South, Suite 200, Orangeburg, NY 10962

(Address of principal executive offices, including zip code)

(845) 848-2831

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of August 11, 2016 was 21,805,468 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,094	$3,302
Restricted cash	606	724
Accounts receivable, net of allowance for doubtful accounts of $14,983 and $14,959, respectively	5,860	8,469
Inventories, net	9,690	11,735
Deferred tax asset, net	484	470
Prepaid expenses and other current assets	4,014	2,795
Total current assets	21,748	27,495

Property and equipment, net	1,216	1,306
Patents and licensed technologies, net	1,518	1,613
Other intangible assets, net	221	241
Goodwill, net	3,338	3,581
Other assets, net	133	138
Total assets	$28,174	$34,374

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable (See Note 10)	$1,494	$490
Accounts payable	7,732	7,216
Accrued compensation and related expenses	3,362	2,917
Other accrued liabilities	8,281	8,565
Current portion of deferred revenues	1,323	1,847
Total current liabilities	22,192	21,035

Long-term liabilities:
Deferred revenues, net of current portion	418	642
Total liabilities	22,610	21,677

Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 21,805,468 and 21,991,718 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	221	221
Additional paid-in-capital	117,476	116,616
Accumulated deficit	(109,606)	(102,371)
Accumulated other comprehensive loss	(2,527)	(1,769)
Total stockholders' equity	5,564	12,697
Total liabilities and stockholders’ equity	$28,174	$34,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,
	2016	2015

Revenues	$11,243	$19,924

Cost of revenues	3,354	4,915

Gross profit	7,889	15,009

Operating expenses:
Engineering and product development	343	389
Selling and marketing	6,425	16,161
General and administrative	2,932	4,971
	9,700	21,521
Loss from continuing operations before interest and other financing expense, net	(1,811)	(6,512)

Interest and other financing income (expense), net	(292)	56
Loss from continuing operations before income taxes	(2,103)	(6,456)

Income tax benefit (expense)	(135)	3,941

Loss from continuing operations	(2,238)	(2,515)

Discontinued operations:
Loss from discontinued operations, net of taxes	(125)	(2,058)
Gain on sale of discontinued operations, net of taxes	-	10,634

Net income (loss)	$(2,363)	$6,061

Basic and diluted net income (loss) per share:
Continuing operations	$(0.10)	$(0.12)
Discontinued operations	$(0.01)	0.40
	$(0.11)	$0.28

Shares used in computing basic and diluted net income (loss) per share	20,768,571	21,488,832

Other comprehensive income (loss):
Foreign currency translation adjustments	$(670)	$1,386
Comprehensive income (loss)	$(3,033)	$7,447

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2016	2015

Revenues	$22,476	$40,598

Cost of revenues	6,108	9,573

Gross profit	16,368	31,025

Operating expenses:
Engineering and product development	657	727
Selling and marketing	14,228	32,094
General and administrative	6,897	9,014
Loss on sale of assets	843
	22,625	41,835
Loss from continuing operations before interest and other financing expense, net	(6,257)	(10,810)

Interest and other financing expense, net	(625)	(604)
Loss from continuing operations before income taxes	(6,882)	(11,414)

Income tax benefit (expense)	(228)	3,577

Loss from continuing operations	(7,110)	(7,837)

Discontinued operations:
Loss from discontinued operations, net of taxes	(125)	(6,709)
Gain on sale of discontinued operations, net of taxes	-	10,593

Net loss	$(7,235)	$(3,953)

Basic and diluted net loss per share:
Continuing operations	$(0.35)	$(0.39)
Discontinued operations	-	(0.19)
	$(0.35)	$(0.20)

Shares used in computing basic and diluted net loss per share	20,837,998	20,308,391

Other comprehensive (loss) income:
Foreign currency translation adjustments	$(758)	$176
Comprehensive loss	$(7,993)	$(3,469)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2016	21,991,718	$221	$116,616	$(102,371)	$(1,769)	$12,697
Stock-based compensation related to stock options and restricted stock		-	860	-	-	860
Restricted stock canceled	(186,250)	-		-	-
Other comprehensive income	-	-	-	-	(758)	(758)
Net loss for the six months ended June 30, 2016		-	-	(7,235)	-	(7,235)
BALANCE, JUNE 30, 2016	21,805,468	$221	$117,476	$(109,606)	$(2,527)	$5,564

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(7,235)	$(3,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285	984
Provision for doubtful accounts	24	938
Deferred income taxes	(14)	(5)
Stock-based compensation	860	1,351
Loss on sale of assets	843	73
Financing expense	-	1,250
Changes in operating assets and liabilities:
Accounts receivable	2,297	6,147
Inventories	745	1,993
Prepaid expenses and other assets	(1,048)	3,467
Accounts payable	585	(4,346)
Accrued compensation and related expenses	447	264
Other accrued liabilities (see Note 9)	(22)	(2,989)
Other liabilities	-	1
Deferred revenues	(738)	(1,712)
Adjustments related to continued operations	4,264	7,416
Adjustments related to discontinued operations		5,687
Net cash provided by (used in) operating activities	(2,971)	9,150

Cash Flows From Investing Activities:
Decrease in restricted cash	118
Purchases of property and equipment	(76)	(124)
Proceeds from (investments in) short-term deposit		87
Proceeds on sale of property and equipment	110	-
Net cash provided by (used in) investing activities – continuing operations	152	(37)
Net cash provided by investing activities – discontinued operations	-	61,296
Net cash provided by (used in) investing activities	152	61,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2016	2015

Cash Flows From Financing Activities:
Registration costs	-	(84)
Proceeds from notes payable	5,460
Repayment of debt		(76,500)
Payments on notes payable	(4,649)	(390)
Net cash provided by (used in) financing activities – continuing operations	811	(76,974)
Net cash used in financing activities – discontinued operations	-	(92)
Net cash provided by (used in) financing activities	811	(77,066)

Effect of exchange rate changes on cash	(200)	(73)
Net decrease in cash and cash equivalents	(2,208)	(6,730)
Cash and cash equivalents, beginning of period	3,302	10,349

Cash and cash equivalents, end of period	$1,094	$3,619

Supplemental information:

Cash paid for income taxes	$61	$364
Cash paid for interest	$232	$2,071

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

Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. As part of such redirected efforts, management continues comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company has also sold off certain business units and product lines to support this restructuring.

Liquidity and Going Concern

As of June 30, 2016, the Company had an accumulated deficit of $109,606. To date, the Company has dedicated most of its financial resources to sales and marketing, general and administrative expenses and research and development.

Cash and cash equivalents as of June 30, 2016 were $1,700, including restricted cash of $606. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as selling certain of its product lines to a third party. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of the pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Each Advance was secured by security interest in defined collateral representing substantially all the assets of the Company. Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, are insufficient to cover the weekly repayment amount due the lender. The balance in the reserve account was $396 as of June 30, 2016 (which was presented within the balance “restricted cash”). The advance was paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

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

On June 17, 2016, the Company received an advance of $550, less a $50 financing fee (the “June 2016 Advance”), from the Lender pursuant to the Advance Agreement.

Additionally the Company gained access to previously restricted cash amounts of $724 that was held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015 from which $125 was paid to MELA Science. In addition to the $396 reserve account, restricted cash as of June 30, 2016 also includes $119 which reflects amounts collected by the Lender awaiting remittance to the Company which were received after June 30, 2016. Restricted cash also includes $91 reflecting certain commitments connected to our leased office facilities in Israel.

Acquisitions and Dispositions (See also Note 2, Discontinued Operations)

On May 12, 2014, PhotoMedex completed the acquisition of 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"); the Company sold 100% of the shares of LCA for $40 million in cash effective January 31, 2015. The results of operations of LCA-Vision have been included into the Company's consolidated financial statements for the three and six months periods ended June 30, 2015 as a discontinued operation. See Note 2, Discontinued Operations, in the Company’s Form 10-K for the year ending December 31, 2015 for information regarding these transactions as well as the $85 million senior secured credit facilities entered into with JP Morgan Chase as part of the acquisition of LCA.

On March 31, 2016 we completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line for $220 ($110 was received as a refundable deposit during December 2015 in advance and $110 was received in April 2015), pursuant to the Agreement for Sale of Assets dated March 31, 2016. Management does not believe that the sale of the Omnilux product line represents a strategic shift for the company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations. The Company recorded a loss on the disposal of those assets in the amount of $843 for the six months ended June 30, 2016.

TERMINATION of PENDING TRANSACTION

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

On May 27, 2016, PHMD, Radiancy, and P-Tech, terminated both Agreements and Plans of Merger and Reorganization, among PhotoMedex and its affiliates and DS Healthcare Group and given the material breaches identified in PHMD’s notice to DSKX, PHMD has initiated litigation seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements. On May 27, 2016, PHMD, Radiancy and P-Tech filed a complaint in the U.S. District Court for the Southern District of New York alleging breaches of the Merger Agreements by DSKX and seeking the damages described in the foregoing sentence.

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

The results for the six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future period.

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

At June 30, 2016, the balance of such derivative instruments amounted to approximately $0 in assets and approximately $0 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the three and six month periods ended that date.

The nominal amounts of foreign currency derivatives as of June 30, 2016 consist of forward transactions for the exchange of $0 into NIS as of June 30, 2016.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2016 and 2015 (with respect to the continuing operations) is summarized as follows:

	June 30,
	2016	2015
	(unaudited)	(unaudited)
Accrual at beginning of year	$330	$529
Additions charged to warranty expense	61	79
Expiring warranties	(135)	(22)
Claims satisfied	(93)	(206)
Total	$163	$380

For extended warranty on the consumer products, see Revenue Recognition above.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Earnings Per Share

Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	20,768,571	21,488,832	20,837,998	20,308,391
Dilutive effect of stock options and warrants	-	-	-	-
Diluted number of common and common stock equivalent shares outstanding	20,768,571	21,488,832	20,837,998	20,308,391

Diluted earnings per share for the three and six months ended June 30, 2016, exclude the impact of common stock options and warrants, totaling 1,046,988 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods. Diluted earnings per share for the three and six months ended June 30, 2015, excluded the impact of common stock options and warrants, totaling 1,046,988 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods.

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

The adoption of this ASU did not have a significant impact on the condensed consolidated financial statements

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

Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The amendments also simplify two areas specific to private companies.

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

The accompanying condensed consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations. Revenues from LCA, reported as discontinued operations, for the six months ended June 30, 2015 was $9,158. Loss from LCA, reported as discontinued operations, for the six months ended June 30, 2015 was $1,667, which includes stock compensation of $2,363 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of LCA.

On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million. The sale was effective June 22, 2015. The domestic XTRAC business was considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then paid us based on the number of treatments administered with the device. The domestic revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brings a strategic shift in focus of management. The Company accordingly classified this former business as held for sale and discontinued operations in accordance with ASC Topic 360. The XTRAX and VTRAC business met the criteria for presentation as a discontinued operation during the quarter ended June 30, 2015. As a result, the accompanying condensed consolidated statement of comprehensive loss for the three months ended June 30, 2015 presented the XTRAC and VTRAC business as a discontinued operation.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the three and six months ended June 30, 2015 was $7,476 and $14,699, respectively. Loss from XTRAC and VTRAC, reported as discontinued operations, for the three and six months ended June 30, 2015 was $1,088 and $5,042, respectively, which includes stock compensation of $74 and $2,289 respectively, related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of XTRAC and VTRAC.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 3

Acquisition:

See Pending Transactions in Note 1 for a discussion of the proposed DSKX transaction.

Note 4

Inventories:

	June 30, 2016	December 31, 2015
	(unaudited)
Raw materials and work in progress	$3,691	$4,236
Finished goods	5,999	7,499
Total inventories	$9,690	$11,735

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5

Property and Equipment, net:

	June 30, 2016	December 31, 2015
	(unaudited)
Equipment, computer hardware and software	$5,124	$5,147
Furniture and fixtures	433	424
Leasehold improvements	441	443
	5,998	6,014
Accumulated depreciation and amortization	(4,782)	(4,708)
Property and equipment, net	$1,216	$1,306

Depreciation and related amortization expense was $149 and $157 for the six months ended June 30, 2016 and 2015, respectively.

Note 6

Patents and Licensed Technologies, net:

	June 30, 2016	December 31, 2015
	(unaudited)
Gross amount beginning of period	$3,376	$7,027
Additions	74	(177)
Translation differences	(20)	30
Gross amount end of period	3,430	6,880

Accumulated amortization	(1,912)	(3,843)
Impairment (See Note 7 below)	-	(1,424)

Patents and licensed technologies, net	$1,518	$1,613

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Related amortization expense was $116 and $412 for the six months ended June 30, 2015 and 2015, respectively.

Estimated amortization expense for amortizable patents and licensed technologies assets for the future periods is as follows:

Last six months of 2016	$145
2017	212
2018	202
2019	187
2020	175
Thereafter	597
Total	$1,518

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

Set forth below is a detailed listing of Goodwill:

Balance at January 1, 2016	$3,581
Translation differences	(243)
Balance at June 30, 2016	$3,338

Set forth below is a detailed listing of other finite-lived intangible assets:

	June 30, 2016			December 31, 2015
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross amount beginning of period	$405	$-	$405	$3,925	$4,356	$8,281
Translation differences	-	-	-	(32)	(67)	(99)
Gross amount end of period	405	-	405	3,893	4,289	8,182

Disposal				(531)	(587)	(1,118)
Accumulated amortization	(184)	-	(184)	(1,358)	(1,938)	(3,296)
Impairment				(1,763)	(1,764)	(3,527)

Net Book Value	$221	$-	$221	$241	$0	$241

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Related amortization expense was $20 and $415 for the six months ended June 30, 2016 and 2015, respectively.

Customer Relationships embody the value to the Company of relationships that PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with PhotoMedex products (e.g. “Neova” “Omnilux” and “Lumiere”).

Estimated amortization expense for the above amortizable intangible assets for the future periods is as follows:

Last six months of 2016	$20
2017	40
2018	40
2019	40
2020	40
Thereafter	41
Total	$221

Note 8

Accrued Compensation and related expenses:

	June 30, 2016	December 31, 2015
	(unaudited)
Accrued payroll and related taxes	$289	$403
Accrued vacation	132	94
Accrued commissions and bonuses	2,941	2,420
Total accrued compensation and related expense	$3,362	$2,917

Note 9

Other Accrued Liabilities:

	June 30, 2016	December 31, 2015
	(unaudited)
Accrued warranty, current, see Note 1	$163	$330
Accrued taxes, net	1,806	1,135
Accrued sales returns (1)	1,973	4,179
Other accrued liabilities	4,339	2,921
Total other accrued liabilities	$8,281	$8,565

(1)	The activity in the accrued sales returns liability account was as follows:

	Six Months Ended June 30,
	2016	2015
	(unaudited)	(unaudited)
Balance at beginning of year	$4,179	$7,651
Additions that reduce net sales	4,976	10,510
Deductions from reserves	(7,182)	(13,802)
Balance at end of period	$1,973	$4,359

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 10

Long-term Debt:

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Each Advance was secured by security interest in defined collateral representing substantially all the assets of the Company. Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, are insufficient to cover the weekly repayment amount due the lender. The balance in the reserve account was $396 as of June 30, 2016. The advance was paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

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

On April 29, 2016 the Company received an additional advance of $1 million, less a $10 financing fee (the “April 2016 Advance”), from the Lender pursuant to the Advance Agreement

On June 17, 2016, the Company received an advance of $550, less a $50 financing fee (the “June 2016 Advance”), from the Lender pursuant to the Advance Agreement.

The outstanding balance under the Advance Agreement as of June 30, 2016 was $1.1 million, and is included in Notes payable in the accompanying condensed consolidated balance sheet.

Additionally the Company gained access to previously restricted cash amounts of $724 that was held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015 from which $125 was paid to MELA Science. In addition to the $396 reserve account, restricted cash as of June 30, 2016 also includes $119 which reflects amounts collected by the Lender awaiting remittance to the Company which were received after June 30, 2016. Restricted cash also includes $91 reflecting certain commitments connected to our leased office facilities in Israel.

On May 12, 2014, the Company entered into an $85 million senior secured credit facilities (“the Facilities”) with JP Morgan Chase as part of its acquisition of LCA-Vision. This loan was paid in full and all liens released on June 23, 2015. See Item 1, The Company, and Note 10, Long-Term Debt, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on this transaction.

Note 11

Income Taxes:

The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The difference between the Company's effective tax rates for the three and six month period ended June 30, 2016 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 25% standard corporation tax rate and in the UK 20%).

During the three and six months ended June 30, 2016, the Company had no material changes to liabilities for uncertain tax positions. PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2015 and is also generally subject to various State income tax examinations for calendar years 2012 through 2015. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2015.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 12

Commitments and contingencies:

See Note 11, Commitment and Contingencies in the Company’s Form 10-K for the year ending December 31, 2015 for additional information. Below are updates on the company litigation since this report.

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

On July 17, 2014, plaintiffs’ attorneys refiled their putative class action lawsuit in the United States District Court for the District of Columbia against only the Company’s subsidiary, Radiancy, Inc. The claims of the suit are virtually identical to the claims originally considered, and dismissed without prejudice, by the same Court. A companion suit was filed in the United States District Court for the Southern District of New York, raising the same claims on behalf of plaintiffs from New York and West Virginia against Radiancy and its President, Dr. Dolev Rafaeli. That New York case was removed to the D.C. Court and the cases were consolidated into one action. The Company filed a Motion to Dismiss the complaint against Dr. Rafaeli and Radiancy; on August 1, 2016, the D.C. Court granted the dismissal of the case against Dr. Rafaeli, with prejudice, and decided to allow the action against Radiancy to proceed. The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. That removal was granted, and the Company has now filed to remove this case to the U.S. District Court for the District of Columbia, the district with jurisdiction over Jan Mouzon v. Radiancy, Inc. and Dolev Rafaeli, President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states, including California, who purchased Radiancy’s no!no! hair products and alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states. The Company’s Motion to Remove the Cantley case had been stayed pending resolution of the Mouzon litigation: now that the Court in Mouzon has issued its opinion regarding the Company’s Motion to Dismiss, the California Court has granted the Company’s Motion to Remove the Cantley case to the Federal Court for the District of Columbia. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

On February 19, 2016, the Company and its subsidiaries entered into Agreements and Plans of Merger and Reorganization with DS Healthcare Group, Inc. and its subsidiaries (“DSKX”), under which DSKX would acquire the Company’s subsidiaries Radiancy, Inc. and PhotoMedex Technology, Inc. in exchange for shares of stock in DSKX as well as cash payments and notes for future cash payments.  Subsequent to the signing of those Agreements, on March 23, 2016, DSKX filed a Current Report on Form 8-K (the “DSKX March 23 Form 8-K”) with the SEC reporting its audit committee, after discussion with its independent registered public accounting firm, concluded that the unaudited condensed consolidated financial statements of DSKX for the two fiscal quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon because of certain errors in such financial statements. Also, DSKX reported that its audit committee, consisting of all members of its board of directors other than Daniel Khesin (at the time DSKX’s President and Chairman of the Board and a member of its board of directors), had engaged independent counsel to conduct an investigation regarding certain transactions involving Mr. Khesin and other individuals; the committee’s investigation had begun earlier in February.  The board also reported that it had terminated the employment of Mr. Khesin as DSKX’s president and as an employee of DSKX, and also terminated Mr. Khesin’s employment agreement, dated December 16, 2013, for cause.

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. On April 12, 2016, the Company sent a Reservation of Rights letter to DSKX. The Notice states that, based upon the disclosures set forth in DSKX’s Current Report on Form 8-K filed on March 23, 2016 and subsequent press releases and filings by DSKX with the United States Securities and Exchange Commission (collectively, the “DSKX Public Disclosure”), DSKX is in material breach of various representations, warranties, covenants and agreements set forth in the Agreements; had failed to provide to the Company the information contained in the DSKX Public Disclosures during the discussions relating to the negotiation and execution of the Agreements; and continues to be in material breach under the Agreements. As a result, the conditions precedent to the closing of these transactions as set forth in the Agreements may not be able to occur. The Notice also declares that the Company reserves all its rights and remedies under the Agreements, including, without limitation, the right to terminate the Agreements and collect a termination fee from DSKX of $3.0 million. The Notice further asserts that the Company regards certain provisions of the Agreements to have been waived by DSKX and to no longer be in effect, including the non-solicitation and no-shop provisions, negative covenants, and termination events, as applicable solely to the PHMD Group, as well as the payment of any termination fee by PHMD to DSKX. Finally, the Notice provided that the Company has the right to terminate the Agreements to pursue, consider and enter into any acquisition proposal or other transaction without the payment of fees and expenses to DSKX.

On May 27, 2016, the Company and its subsidiaries Radiancy, Inc., an indirectly wholly-owned subsidiary of the Company (“Radiancy”), and Photomedex Technology, Inc., a wholly-owned subsidiary of the Company (“P-Tech”), terminated: (a) the Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016 (the “Radiancy Merger Agreement”), among the Company, Radiancy, DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), and (b) the Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016 (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”), among the Company, P-Tech, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”). Pursuant to the Merger Agreements, Radiancy was to merge with Merger Sub A, with Radiancy as the surviving corporation in such merger, P-Tech was to merge with Merger Sub B, with P-Tech as the surviving corporation in such merger, and DSKX was to become the holding company for Radiancy and P-Tech.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Given the material breaches identified in the Company’s notice to DSKX, and other disclosures and communications by DSKX, in connection with the Company’s termination of the Merger Agreements and pursuant to their terms, the Company is seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements. On May 27, 2016, the Company, Radiancy and P-Tech filed a complaint in the U.S. District Court for the Southern District of New York alleging breaches of the Merger Agreements by DSKX and seeking the damages described in the foregoing sentence.  On August 1, 2016, DSKX filed its answer to the complaint, denying the allegations stated in the complaint and alleging its own counterclaims including, among others, the Company’s alleged failure to disclose the Mouzon and Cantley cases filed against Radiancy.

At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.  For additional information regarding these matters, see the Pending Transactions disclosures in the Company’s Form 10-K for the year ending December 31, 2015, and the Company’s Form 10-Q for the period ending March 31, 2016.

Note 13

Employee Stock Benefit Plans:

Post-Reverse Merger

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 370,000 shares; of which 7,000 shares had been issued or were reserved for issuance as awards of shares of common stock, and 10,413 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 348,362 as of June 30, 2016.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 6,000,000 shares, of which 2,574,723 shares had been issued or were reserved for issuance as awards of shares of common stock, and 724,488 shares were reserved for outstanding options as of June 30, 2016. The number of shares available for future issuance pursuant to this plan is 2,882,862 as of June 30, 2016.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2016	750,586	$16.98
Granted	-	-
Exercised	-	-
Cancelled	(26,098)	18.98
Outstanding, June 30, 2016	724,488	$16.91
Options exercisable at June 30, 2016	566,438	$16.81

At June 30, 2016, there was $2,817 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.36 years. The intrinsic value of options outstanding and exercisable at June 30, 2016 was not significant. The Company calculates expected volatility for share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

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

Restricted stock vests ratably over a three-to-five year period, depending upon the terms of the grant. Employees must remain employed by the Company on each vesting date in order to have unrestricted ownership in these shares; employees who leave before a vesting date forfeit the shares in which they have not yet vested and the issuance of those shares is cancelled. For the three and six months ended June 30, 2016, 110,000 and 186,250 shares had been cancelled due to forfeiture by employees.

On October 29, 2015, the Company issued 5,000 shares of common stock to a non-employee director for an aggregate fair value of $3.

Total stock based compensation expense was $860, and $2,556, including $2,437 that is included in discontinued operations, for the six months ended June 30, 2016 and 2015 respectively including amounts relating to consultants.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended June 30, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$9,660	$1,254	$329	$11,243
Costs of revenues	2,284	926	144	3,354
Gross profit	7,376	328	185	7,889
Gross profit %	76.4%	26.2%	56.2%	70.2%

Allocated operating expenses:
Engineering and product development	264	79	-	343
Selling and marketing expenses	5,795	625	5	6,425

Unallocated operating expenses	-	-	-	2,932
	6,059	704	5	9,700
Income (loss) from continuing operations	1,317	(376)	180	(1,811)

Interest and other financing income, net	-	-	-	(292)

Income (loss) from continuing operations before income taxes	$1,317	$(376)	$180	$(2,103)

Three Months Ended June 30, 2015 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$17,538	$1,695	$691	$19,924
Costs of revenues	4,079	652	184	4,915
Gross profit	13,459	1,043	507	15,009
Gross profit %	76.7%	61.5%	73.4%	75.3%

Allocated operating expenses:
Engineering and product development	301	39	49	389
Selling and marketing expenses	15,104	986	71	16,161

Unallocated operating expenses	-	-	-	4,971
	15,405	1,025	120	21,521
Income (loss) from continuing operations	(1,946)	18	387	(6,512)

Interest and other financing expense, net	-	-	-	56

Income (loss) from continuing operations before income taxes	$(1,946)	$18	$387	$(6,456)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Six Months Ended June 30, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$19,582	$2,462	$432	$22,476
Costs of revenues	4,503	1,392	213	6,108
Gross profit	15,079	1,070	219	16,368
Gross profit %	77.0%	43.5%	50.7%	72.8%

Allocated operating expenses:
Engineering and product development	536	121	-	657
Selling and marketing expenses	12,756	1,454	18	14,228
Loss on sale of assets			843	843
Unallocated operating expenses	-	-	-	6,897
	13,292	1,575	861	22,625
Income (loss) from continuing operations	1,787	(505)	(642)	(6,257)

Interest and other financing expense, net	-	-	-	(625)

Income (loss) from continuing operations before income taxes	$1,787	$(505)	$(642)	$(6,882)

Six Months Ended June 30, 2015 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$35,666	$3,427	$1,505	$40,598
Costs of revenues	7,576	1,281	716	9,573
Gross profit	28,090	2,146	789	31,025
Gross profit %	78.8%	62.6%	52.4%	76.4%

Allocated operating expenses:
Engineering and product development	629	57	41	727
Selling and marketing expenses	29,826	2,090	178	32,094

Unallocated operating expenses	-	-	-	9,014
	30,455	2,147	219	41,835
Income (loss) from continuing operations	(2,365)	(1)	570	(10,810)

Interest and other financing expense, net	-	-	-	(604)

Income (loss) from continuing operations before income taxes	$(2,365)	$(1)	$570	$(11,414)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the three and six months ended June 30, 2016 and 2015 (unaudited), net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
North America [1]	$6,806	$13,506	$14,119	$28,725
Asia Pacific [2]	922	1,579	1,436	2,256
Europe (including Israel)	3,510	4,760	6,901	9,423
South America	5	79	20	194
	$11,243	$19,924	$22,476	$40,598

[1] United States	$5,783	$11,995	$11,877	$25,126
[1] Canada	$534	$1,511	$1,229	$3,573
[2] Japan	-	$104	-	$195

As of June 30, 2016 and December 31, 2015, long-lived assets by geographic area were as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
North America	$194	$169
Asia Pacific	36	41
Europe (including Israel)	986	1,096
	$1,216	$1,306

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 15

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues for either of the three or six months ended June 30, 2016 or 2015.

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

After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a proposed transaction with DSKX whereby PhotoMedex, thru multiple concurrent merger transactions will sell to DSKX substantially all of its remaining operations. On May 27, 2016, the pending merger transactions with DSKX were terminated and PhotoMedex commenced litigation to recover its expenses and damages. See ITEM 1. Business – Our Company in the Company’s Form 10-K for the year ended December 31, 2015. Subject to sale of certain business units or product lines, the current strategic focus is built upon three components

•	Skilled direct sales force to target Physician and Professional Segments;

•	Expertise in global consumer marketing;

•	A full product life cycle model representing the ability to develop and commercialize innovative products from concept through regulatory and physician acceptance, and ultimately marketed directly to the consumer as dictated by normal product life-cycle evolution;

We believe that we are one of only a few aesthetic companies to have developed professional technologies geared toward physicians and med spas and adapting them for the home-use market and have successfully sold millions of these products to consumers. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio but represents our current key areas of focus. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as selling certain of its product lines to a third party. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of the pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $7 million and $12 million for the three months ended June 30, 2016 and 2015, respectively. Our consumer distribution segment in North America had sales of approximately $15 million and $25 million for the six months ended June 30, 2016 and 2015, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $3 million and $6 million for the three months ended June 30, 2016 and 2015, respectively. In the international consumer segment, sales were approximately $5 million and $11 million for the six months ended June 30, 2016 and 2015, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international targeted markets include Asia Pacific, Europe and South America.

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

We have a 9 person sales and marketing team calling directly on a network of approximately 2,000 physician locations in the U.S. In addition to representing our NEOVA dispensed skin care line, we distribute through this direct sales force the LHE-based professional products. We view this fully trained sales staff as a resource in expanding the Professional segment of our revenues. For markets outside the United States, we rely upon medical device distributors to promote our products to these markets.

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

Sales and Marketing

As of June 30, 2016, our sales and marketing personnel consisted of 23 full-time positions.

Critical Accounting Policies and Estimates

Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. In Note 1 to the consolidated financial statements for the three and six months ended June 30, 2016 we have updated our critical accounting policies and estimates to reflect conditions that raise doubt about the Company’s ability to continue as a going concern and that the accompanying financial statements do not include any adjustments to reflect possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Consumer	$9,660	$17,538	$19,582	$35,666
Physician Recurring	1,254	1,695	2,462	3,427
Professional	329	691	432	1,505

Total Revenues	$11,243	$19,924	$22,476	$40,598

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Direct-to-consumer	$4,432	$12,097	$10,478	$25,870
Distributors	364	556	465	651
Retailers and home shopping channels	4,864	4,885	8,639	9,145

Total Consumer Revenues	$9,660	$17,538	$19,582	$35,666

For the three months ended June 30, 2016, consumer products revenues were $9,660 compared to $17,538 in the three months ended June 30, 2015. For the six months ended June 30, 2016, consumer products revenues were $19,582 compared to $35,666 in the six months ended June 30, 2015.The decrease of 44.9% and 45.1% during the periods, respectively, was mainly due to the following reasons:

•	Direct to Consumer. Revenues for the three months ended June 30, 2016 were $4,432 compared to $12,097 for the same period in 2015. Revenues for the six months ended June 30, 2016 were $10,478 compared to $25,870 for the same period in 2015. The decrease of 63% and 59%, respectively, was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the three months ended June 30, 2016 were $4,864 compared to $4,885 for the same period in 2015. Revenues for the six months ended June 30, 2016 were $8,639 compared to $9,145 for the same period in 2015. There was relatively no change for the three months ended June 30, 2016 and a 6% change for the six months ended June 30, 2016 that was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the UK. Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the three months ended June 30, 2016 were $364 compared to $556 for the same period in 2015. Revenues for the six months ended June 30, 2016 were $465 compared to $651 for the same period in 2015. The decrease in revenues of 35% and 29%, respectively, was generally due to the timing of purchase orders from our distributors.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
North America	$5,553	$11,802	$11,631	$25,127
International	4,107	5,736	7,951	10,539

Total Consumer Revenues	$9,660	$17,538	$19,582	$35,666

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Neova skincare	$1,254	$1,384	$2,462	$2,711
Surgical products	-	281	-	653
Other	-	30	-	63

Total Physician Recurring Revenues	$1,254	$1,695	$2,462	$3,427

NEOVA skincare

For the three months ended June 30, 2016, revenues were $1,254 compared to $1,384 for the three months ended June 30, 2015. For the six months ended June 30, 2016, revenues were $2,462 compared to $2,711 for the six months ended June 30, 2015. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets. The decrease in revenues in the three and six month periods is generally due to increased levels of competition in the market and varying levels of the numbers of our sales force at any point in time.

Surgical products

For the three months ended June 30, 2016 and 2015, revenues were $0 and $281, respectively. For the six months ended June 30, 2016 and 2015, revenues were $0 and $653, respectively. Effective September 1, 2015, PhotoMedex, Inc. and its subsidiary, PTECH, entered into an asset purchase agreement and a supplemental agreement (together, the “SLT Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”).  Under the SLT Asset Purchase Agreement, JIKANG acquired the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”).  The Company received net approximately $1.2 million after payment of closing and ancillary costs.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
North America	$1,177	$1,106	$2,332	$2,313
International	77	589	130	1,114

Total Physicians Recurring Revenues	$1,254	$1,695	$2,462	$3,427

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
LHE equipment	329	341	432	778
Omnilux equipment	-	350	-	589
Surgical Lasers	-	-	-	138

Total Professional Revenues	$329	$691	$432	$1,505

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended June 30, 2016 and 2015, LHE® brand products revenues were $329 and $341, respectively. For the six months ended June 30, 2016 and 2015, LHE® brand products revenues were $432 and $778 respectively.

Omnilux/Lumiere equipment

For the three months ended June 30, 2016 and 2015, Omnilux/Lumiere equipment revenues were $0 and $350, respectively. For the six months ended June 30, 2016 and 2015, Omnilux/Lumiere equipment revenues were $0 and $589, respectively. These revenues are generated from the sale of LED devices. On June 30, 2016 the Company completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line.

Surgical lasers

Surgical lasers revenues include revenues derived from the sales of surgical laser systems. For the three months ended June 30, 2016 and 2015, surgical laser revenues were $0 and $0, representing two laser systems for the 2015 period. For the six months ended June 30 2016 and 2015, surgical laser revenues were $0, representing five laser systems and $138, representing five laser systems, respectively. This product line was sold to JIKANG in the fourth quarter of 2015, consequently there were no sales of this product line in the six months ended June 30, 2016.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
North America	$76	$224	$156	$640
International	253	467	276	865

Total Professional Revenues	$329	$691	$432	$1,505

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Consumer	$2,284	$4,079	$4,503	$7,576
Physician Recurring	926	652	1,392	1,281
Professional	144	184	213	716

Total Cost of Revenues	$3,354	$4,915	$6,108	$9,573

Overall, cost of revenues has decreased in the segments due to the related decrease in the revenues.

Gross Profit Analysis

Gross profit decreased to $7,889 for the three months ended June 30, 2016 from $15,009 during the same period in 2015. As a percentage of revenues, the gross margin was 70.2% for the three months ended June 30, 2016 from 75.3% during the same period in 2015. Gross profit decreased to $16,368 for the six months ended June 30, 2016 from $31,025 during the same period in 2015. As a percentage of revenues, the gross margin was 72.8% for the six months ended June 30, 2016 from 76.4% during the same period in 2015.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$11,243	$19,924	$22,476	$40,598
Percent decrease	(43.6)%		(44.6)%
Cost of revenues	3,354	4,915	6,108	9,573
Percent decrease	(31.7)%		(36.2)%
Gross profit	$7,889	$15,009	$16,368	$31,025
Gross margin percentage	70.2%	75.3%	72.8%	76.4%

The primary reasons for the changes in gross profit for the three and six months ended June 30, 2016, compared to the same period in 2015, were due mainly to decreases in direct response revenues as well as home shopping and retailers within the Consumer segment. Furthermore, the mix of revenues among Direct Response versus Retail Consumer revenues and Physician Recurring revenues contributes to the variability of gross margin percentage. Direct Response Revenues represent sales directly to the consumer at retail prices (higher gross margin percent) and Retail prices reflect whole unit prices to the retailers. As the mix changes to a higher percent of retail revenues combined with physician recurring revenues versus Direct Response revenues, the gross margin percentage will trend lower.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$9,660	$17,538	$19,582	$35,666
Percent decrease	(44.9)%		(45.1)%
Cost of revenues	2,284	4,079	4,503	7,576
Percent decrease	(44.0)%		(40.6)%
Gross profit	$7,376	$13,459	$15,079	$28,090
Gross margin percentage	76.4%	76.7%	77.0%	78.8%

Gross profit for the three and six months ended June 30, 2016 decreased by $6,083 and $13,011 from the comparable periods in 2015. The key factor for these decreases were the decrease in all channels of consumer revenues particularly the direct-to-consumer channel which typically generated higher gross margins than the other consumer channels.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$1,254	$1,695	$2,462	$3,427
Percent decrease	(26.0)%		(28.2)%
Cost of revenues	926	652	1,392	1,281
Percent increase (decrease)	42.0%		(8.7)%
Gross profit	$328	$1,043	$1,070	$2,146
Gross margin percentage	26.2%	61.5%	43.5%	62.6%

Gross profit for the three and six months ended June 30, 2016 decreased by $715 and $1,076, respectively from the comparable periods in 2015. The primary reason for the changes in gross profit and gross margin is due to charging to expense approximately $340 of excess and obsolete inventory primarily related to our Omnilux and LHE brands.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$329	$691	$432	$1,505
Percent decrease	(52.4)%		(71.3)%
Cost of revenues	144	184	213	716
Percent decrease	(21.7)%		(70.3)%
Gross profit	$185	$507	$219	$789
Gross margin percentage	56.2%	73.4%	50.7%	52.4%

Gross profit for the three and six months ended June 30, 2016 decreased by $322 and $570 respectively. The primary reason for the decreased gross margin is the decrease in marketing for this segment. The gross margin reflects changes in product mix as well as price discounting to encourage increase sales of existing LHE inventory.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2016 decreased to $343 from $389 for the three months ended June 30, 2016. Engineering and product development expenses for the six months ended June 30, 2016 decreased to $657 from $727 for the six months ended June 30, 2016. The majority of this expense relates to the salaries of our worldwide engineering and product development team and is in line with the prior year.

Selling and Marketing Expenses

For the three months ended June 30, 2016, selling and marketing expenses decreased to $6,425 from $16,161 for the three months ended June 30, 2015. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the three months ended June 30, 2016 were 27.9% of total revenues compared to 40.9% of total revenues in the three months ended June 30, 2015. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 39.0% of total revenues for the three months ended June 30, 2016 compared to 60.7% of total revenues for the three months ended June 30, 2015.

For the six months ended June 30, 2016, selling and marketing expenses decreased to $14,228 from $32,094 for the six months ended June 30, 2015. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the six months ended June 30, 2016 were 31.3% of total revenues compared to 39.9% of total revenues in the six months ended June 30, 2015. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 46.6% of total revenues for the six months ended June 30, 2016 compared to 63.7% of total revenues for the six months ended June 30, 2015.

General and Administrative Expenses

For the three months ended June 30, 2016, general and administrative expenses decreased to $2,932 from $4,971 for the three months ended June 30, 2015. The decrease was due to the following reasons:

•	In the three months ended June 30, 2016, we had recorded a decrease in depreciation and amortization expenses of $357, a decrease in bank related loan fees of $220, and a decrease in bad debt expenses of $437.

For the six months ended June 30, 2016, general and administrative expenses decreased to $6,897 from $9,014 for the six months ended June 30, 2015. The decrease was due to the following reasons:

•	In the six months ended June 30, 2016, we had recorded a decrease in depreciation and amortization expenses of $699, a decrease in bank related loan fees of $220, and a decrease in bad debt expenses of $914 and a decrease in stock based compensation expenses of $491.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended June 30, 2016 increased to $292 income, net from $56 income, net for the three months ended June 30, 2015. The increase of $236 is mainly due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is the each subsidiaries’ respective local currency.

Net interest and other financing expense for the six months ended June 30, 2016 increased to $625 from $604 for the six months ended June 30, 2015. The increase of $21 is mainly due to an increase in interest expense related to the Credit Cash loan outstanding during the most recent six month period.

Taxes on Income, Net

For the three months ended June 30, 2016, the net tax expense amounted to $135 as compared to a tax benefit of $3,941 for the three months ended June 30, 2015. For the six months ended June 30, 2016, the net tax expense amounted to $228 as compared to a tax benefit of $3,577 for the six months ended June 30, 2015.

Net Loss

The factors described above resulted in net loss, including discontinued operations, of $2,363 during the three months ended June 30, 2016, as compared to a net loss of $6,061 during the three months ended June 30, 2015, a decrease of 61%. The factors described above resulted in net loss, including discontinued operations, of $7,235 during the six months ended June 30, 2016, as compared to a net loss of $3,953 during the six months ended June 30, 2015, an increase of 83%.

Liquidity and Capital Resources

At June 30, 2016, our current ratio was 0.98 compared to 1.31 at December 31, 2015. As of June 30, 2016 we had a deficit of $533 in working capital compared to $6,460 surplus as of December 31, 2015. Cash and cash equivalents were $1,700, including restricted cash of $606, as of June 30, 2016, as compared to $4,026 as of December 31, 2015 including restricted cash of $724.

On January 6, 2016, PhotoMedex, Inc. (the “Company”) received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”) from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PhotoMedex Technology, Inc.; and Lumiere, Inc., are also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Each Advance was secured by security interest in defined collateral representing substantially all the assets of the Company. Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, are insufficient to cover the weekly repayment amount due the lender. The balance in the reserve account was $396 as of June 30, 2016. The advance was paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

On April 29, 2016, the Company received an additional credit card receivable advance of $1 million under substantially the same terms as the January 6, 2016 Advance.

On June 17, 2016, the Company received an advance of $550, less a $50 financing fee (the “June 2016 Advance”), from the Lender pursuant to the Advance Agreement

The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as selling certain of its product lines to a third party. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of the pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to finance its ongoing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Net cash and cash equivalents used in operating activities was $2,971 for the six months ended June 30, 2016 compared to cash provided by operating activities of $9,150 for the six months ended June 30, 2015. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the six months ended June 30, 2015.

Net cash and cash equivalents provided by investing activities was $152 for the six months ended June 30, 2016 compared to cash provided by investing activities of $61,259 for the six months ended June 30, 2015. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the six months ended June 30, 2015.

Net cash and cash equivalents provided by financing activities was $811 for the six months ended June 30, 2016 compared to cash used in financing activities of $77,066 for the six months ended June 30, 2015. In the six months ended June 30, 2015, we had payments on credit facilities of $76,500 and $390 for certain notes payable.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2015 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At June 30, 2016, we had no off-balance sheet arrangements.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and six months ended June 30, 2016, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2015.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of June 30, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

On July 17, 2014, plaintiffs’ attorneys refiled their putative class action lawsuit in the United States District Court for the District of Columbia against only the Company’s subsidiary, Radiancy, Inc. The claims of the suit are virtually identical to the claims originally considered, and dismissed without prejudice, by the same Court. A companion suit was filed in the United States District Court for the Southern District of New York, raising the same claims on behalf of plaintiffs from New York and West Virginia against Radiancy and its President, Dr. Dolev Rafaeli. That New York case was removed to the D.C. Court and the cases were consolidated into one action. The Company filed a Motion to Dismiss the complaint against Dr. Rafaeli and Radiancy; on August 1, 2016, the D.C. Court granted the dismissal of the case against Dr. Rafaeli, with prejudice, and decided to allow the action against Radiancy to proceed. The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

On June 30, 2014, the Company’s subsidiary, Radiancy, Inc., was served with a class action lawsuit filed in the Superior Court in the State of California, County of Kern. The suit was filed by April Cantley, who purchased Radiancy’s no!no! hair products. It alleges various violations of state business and consumer protection codes including false and misleading advertising, breach of express and implied warranties and breach of the California Legal Remedies Act. The complaint seeks certification of the class, which consists of customers in the State of California who purchased the no!no! hair devices. The complaint also seeks an unspecified amount of monetary damages, pre-and post-judgment interest and attorneys’ fees, expert witness fees and other costs. Radiancy has filed an Answer to this Complaint; the case is now in the discovery phase. On October 30, 2015, Radiancy filed to remove this action to the United States District Court for the Southern District of California; as a result of that filing, all discovery in this case has now been stayed. That removal was granted, and the Company has now filed to remove this case to the U.S. District Court for the District of Columbia, the district with jurisdiction over Jan Mouzon v. Radiancy, Inc. and Dolev Rafaeli, President. The suit was filed by Jan Mouzon and twelve other customers residing in ten different states, including California, who purchased Radiancy’s no!no! hair products and alleges various violations of state business and consumer protection codes including false and misleading advertising, unfair trade practices, and breach of express and implied warranties. The complaint seeks certification of the putative class, or, alternatively, certification as subclasses of plaintiffs residing in those specific states... The Company’s Motion to Remove the Cantley case had been stayed pending resolution of the Mouzon litigation; now that the Court in Mouzon has issued its opinion regarding the Company’s Motion to Dismiss, the California Court has granted the Company’s Motion to Remove the Cantley case to the Federal Court for the District of Columbia. Radiancy and its officers intend to vigorously defend themselves against this lawsuit. Discovery has now commenced in this action. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

On February 19, 2016, the Company and its subsidiaries entered into Agreements and Plans of Merger and Reorganization with DS Healthcare Group, Inc. and its subsidiaries (“DSKX”), under which DSKX would acquire the Company’s subsidiaries Radiancy, Inc. and PhotoMedex Technology, Inc. in exchange for shares of stock in DSKX as well as cash payments and notes for future cash payments.  Subsequent to the signing of those Agreements, on March 23, 2016, DSKX filed a Current Report on Form 8-K (the “DSKX March 23 Form 8-K”) with the SEC reporting its audit committee, after discussion with its independent registered public accounting firm, concluded that the unaudited condensed consolidated financial statements of DSKX for the two fiscal quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon because of certain errors in such financial statements. Also, DSKX reported that its audit committee, consisting of all members of its board of directors other than Daniel Khesin (at the time DSKX’s President and Chairman of the Board and a member of its board of directors), had engaged independent counsel to conduct an investigation regarding certain transactions involving Mr. Khesin and other individuals; the committee’s investigation had begun earlier in February.  The board also reported that it had terminated the employment of Mr. Khesin as DSKX’s president and as an employee of DSKX, and also terminated Mr. Khesin’s employment agreement, dated December 16, 2013, for cause.

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. On April 12, 2016, the Company sent a Reservation of Rights letter to DSKX. The Notice states that, based upon the disclosures set forth in DSKX’s Current Report on Form 8-K filed on March 23, 2016 and subsequent press releases and filings by DSKX with the United States Securities and Exchange Commission (collectively, the “DSKX Public Disclosure”), DSKX is in material breach of various representations, warranties, covenants and agreements set forth in the Agreements; had failed to provide to the Company the information contained in the DSKX Public Disclosures during the discussions relating to the negotiation and execution of the Agreements; and continues to be in material breach under the Agreements. As a result, the conditions precedent to the closing of these transactions as set forth in the Agreements may not be able to occur. The Notice also declares that the Company reserves all its rights and remedies under the Agreements, including, without limitation, the right to terminate the Agreements and collect a termination fee from DSKX of $3.0 million. The Notice further asserts that the Company regards certain provisions of the Agreements to have been waived by DSKX and to no longer be in effect, including the non-solicitation and no-shop provisions, negative covenants, and termination events, as applicable solely to the PHMD Group, as well as the payment of any termination fee by PHMD to DSKX. Finally, the Notice provided that the Company has the right to terminate the Agreements to pursue, consider and enter into any acquisition proposal or other transaction without the payment of fees and expenses to DSKX.

On May 27, 2016, the Company and its subsidiaries Radiancy, Inc., an indirectly wholly-owned subsidiary of the Company (“Radiancy”), and Photomedex Technology, Inc., a wholly-owned subsidiary of the Company (“P-Tech”), terminated: (a) the Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016 (the “Radiancy Merger Agreement”), among the Company, Radiancy, DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), and (b) the Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016 (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”), among the Company, P-Tech, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”). Pursuant to the Merger Agreements, Radiancy was to merge with Merger Sub A, with Radiancy as the surviving corporation in such merger, P-Tech was to merge with Merger Sub B, with P-Tech as the surviving corporation in such merger, and DSKX was to become the holding company for Radiancy and P-Tech.

Given the material breaches identified in the Company’s notice to DSKX, and other disclosures and communications by DSKX, in connection with the Company’s termination of the Merger Agreements and pursuant to their terms, the Company is seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements. On May 27, 2016, the Company, Radiancy and P-Tech filed a complaint in the U.S. District Court for the Southern District of New York alleging breaches of the Merger Agreements by DSKX and seeking the damages described in the foregoing sentence.  On August 1, 2016, DSKX filed its answer to the complaint, denying the allegations stated in the complaint and alleging its own counterclaims including, among others, the Company’s alleged failure to disclose the Mouzon and Cantley cases filed against Radiancy.

At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.  For additional information regarding these matters, see the Pending Transactions disclosures in the Company’s Form 10-K for the year ending December 31, 2015, and the Company’s Form 10-Q for the period ending March 31, 2016.

43

See Item 3, Legal Proceedings, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on pending legal actions involving the Company and its subsidiaries.

ITEM 1A. Risk Factors

As of June 30, 2016, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)
2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)
3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)
3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)
10.74	Agreement of Sale of Assets dated March 31, 2016, among PhotoMedex, Inc., PhotoMedex Technology, Inc., and The Lotus Global Group, Inc. (46)
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(41)	Filed as part of this Form 10-K.

(46)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

44

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date August 12, 2016	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date August 12, 2016	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer

45