Form 10-Q
period 2016-09-30
PHOTOMEDEX INC
filed 2016-11-14
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

The number of shares outstanding of the issuer's common stock as of November 11, 2016 was 4,361,094 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,294	$3,302
Restricted cash	342	724
Accounts receivable, net of allowance for doubtful accounts of $14,741 and $14,959, respectively	3,355	8,469
Inventories, net	8,204	11,735
Deferred tax asset, net	478	470
Prepaid expenses and other current assets	3,986	2,795
Total current assets	17,659	27,495

Property and equipment, net	1,051	1,306
Patents and licensed technologies, net	-	1,613
Other intangible assets, net	-	241
Goodwill, net	-	3,581
Other assets, net	173	138
Total assets	$18,883	$34,374

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Notes payable	$161	$490
Accounts payable	6,585	7,216
Accrued compensation and related expenses	3,716	2,917
Other accrued liabilities	8,395	8,565
Current portion of deferred revenues	1,144	1,847
Total current liabilities	20,001	21,035

Long-term liabilities:
Deferred revenue, net of current portion	274	642
Total liabilities	20,275	21,677

Commitments and contingencies (Note 12)

Stockholders' (deficit) equity:
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 4,361,094 and 4,398,344 shares issued and outstanding, respectively	221	221
Additional paid-in capital	118,094	116,616
Accumulated deficit	(117,023)	(102,371)
Accumulated other comprehensive loss	(2,684)	(1,769)
Total stockholders' (deficit) equity	(1,392)	12,697
Total liabilities and stockholders’ (deficit) equity	$18,883	$34,374

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,
	2016	2015

Revenues	$7,258	$17,998

Cost of revenues	1,487	4,341

Gross profit	5,771	13,657

Operating expenses:
Engineering and product development	326	239
Selling and marketing	4,529	14,277
General and administrative	2,894	3,450
Impairment of goodwill and intangible assets	3,518	-
Loss on sale of assets	1,731	-
	12,998	17,966
Loss from continuing operations before interest and other financing expense, net	(7,227)	(4,309)

Interest and other financing income (expense), net	88	(332)
Loss from continuing operations before income taxes	(7,139)	(4,641)

Income tax benefit (expense)	(278)	(658)

Loss from continuing operations	(7,417)	(5,299)

Discontinued operations:
Gain on sale of discontinued operations, net of taxes	-	190

Net loss	$(7,417)	$(5,109)

Basic and diluted net loss per share:
Continuing operations	$(1.78)	$(1.23)
Discontinued operations	-	0.04
	$(1.78)	$(1.19)

Shares used in computing basic and diluted net loss per share	4,157,917	4,297,766

Other comprehensive loss:
Foreign currency translation adjustments	$(157)	$(745)
Comprehensive loss	$(7,574)	$(5,854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Revenues	$29,734	$58,595

Cost of revenues	7,595	13,914

Gross profit	22,139	44,681

Operating expenses:
Engineering and product development	983	967
Selling and marketing	18,757	46,371
General and administrative	9,791	12,463
Impairment of goodwill and intangible assets	3,518	-
Loss on sale of assets	2,574	-
	35,623	59,801
Loss from continuing operations before interest and other financing expense, net	(13,484)	(15,120)

Interest and other financing expense, net	(537)	(936)
Loss from continuing operations before income taxes	(14,021)	(16,056)

Income tax benefit (expense)	(506)	2,919

Loss from continuing operations	(14,527)	(13,137)

Discontinued operations:
Loss from discontinued operations, net of taxes	(125)	(6,708)
Gain on sale of discontinued operations, net of taxes	-	10,783

Net loss	$(14,652)	$(9,062)

Basic and diluted net loss per share:
Continuing operations	$(3.48)	$(3.29)
Discontinued operations	(0.03)	1.02
	$(3.51)	$(2.27)

Shares used in computing basic and diluted net loss per share	4,173,146	3,991,725

Other comprehensive loss:
Foreign currency translation adjustments	$(915)	$(568)
Comprehensive loss	$(15,567)	$(9,630)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN (DEFICIT) EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2016	4,398,344	$221	$116,616	$(102,371)	$(1,769)	$12,697
Stock-based compensation related to stock options and restricted stock	-	-	1,478	-	-	1,478
Restricted stock canceled	(37,250)
Registration costs	-	-	-	-	-	-
Other comprehensive loss	-	-	-	-	(915)	(915)
Net loss for the nine months ended September 30, 2016		-	-	(14,652)	-	(14,652)
BALANCE, SEPTEMBER 30, 2016	4,361,094	$221	$118,094	$(117,023)	$(2,684)	$(1,392)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(14,652)	$(9,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	485	1,567
Impairment of goodwill and intangible assets	3,518	-
Provision for doubtful accounts	218	1,146
Deferred income taxes	(8)	347
Stock-based compensation	1,478	1,856
Loss on disposal of property and equipment	213	73
Loss on sale of assets	2,574	-
Changes in operating assets and liabilities:
Accounts receivable	4,004	6,938
Inventories	318	3,460
Prepaid expenses and other assets	(959)	4,318
Accounts payable	(227)	(2,871)
Accrued compensation and related expenses	262	536
Other accrued liabilities (see Note 9)	803	(2,372)
Other liabilities	-	1
Deferred revenues	(1,035)	(2,437)
Adjustments related to continuing operations	11,644	12,562
Adjustments related to discontinued operations	-	5,987
Net cash provided by (used in) operating activities	(3,008)	9,487

Cash Flows From Investing Activities:
Decrease in restricted cash	382	-
Purchases of property and equipment	(81)	(277)
Proceeds from short-term deposit	-	87
Proceeds on sale of property and equipment	110	-
Proceeds on sale of assets	1,750	-
Net cash (used in) provided by investing activities – continuing operations	2,161	(190)
Net cash provided by investing activities – discontinued operations	-	61,296
Net cash provided by investing activities	2,161	61,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2016	2015

Cash Flows From Financing Activities:
Registration costs	-	(84)
Proceeds from note payable	5,460	-
Repayment of debt	-	(76,500)
Payments on notes payable	(5,983)	(760)
Net cash used in financing activities – continuing operations	(523)	(77,344)
Net cash used in financing activities – discontinued operations	-	(92)
Net cash used in financing activities	(523)	(77,436)

Effect of exchange rate changes on cash	(638)	(133)
Net decrease in cash and cash equivalents	(2,008)	(6,976)
Cash and cash equivalents, beginning of period	3,302	10,349

Cash and cash equivalents, end of period	$1,294	$3,373

Supplemental information:

Cash paid for income taxes	$110	$498
Cash paid for interest	$281	$2,119

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1

The Company:

Background

PhotoMedex, Inc. (and its subsidiaries) (the “Company”) is a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provides proprietary products and services that address skin diseases and conditions including acne, photo damage and unwanted hair. Our experience in the physician market provides the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products. Through our subsidiary Radiancy, Inc., which was merged into PhotoMedex in 2011, we added a range of home-use devices under the no!no!® brand for various indications including hair removal, acne treatment, skin rejuvenation, and lower back pain. In addition, our professional product line increased its offerings for acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. As part of such redirected efforts, management continues its comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company has also sold off certain business units and product lines to support this restructuring and has agreed to sell its Consumer product division (See Acquisitions and Dispositions – Pending Transaction below and Note 16 – Subsequent Event).

Liquidity and Going Concern

As of September 30, 2016, the Company had an accumulated deficit of $117,023 and shareholders deficit of $1,392. To date, the Company has dedicated most of its financial resources to sales and marketing, general and administrative expenses and research and development.

Cash and cash equivalents as of September 30, 2016 were $1,636, including restricted cash of $342. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as selling certain of its product lines to a third party. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of a pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH; and Lumiere, Inc., were also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Each Advance was secured by security interest in defined collateral representing substantially all the assets of the Company. Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, were insufficient to cover the weekly repayment amount due the lender.

Subject to the terms and conditions of the Advance Agreement, the Lender was to make periodic advances to the Company (collectively with the January 2016 Advance and the April 2016 Advance described below, the “Advances”). The proceeds were used for general corporate purposes.

All outstanding Advances were repaid through the Company’s existing and future credit card receivables and other rights to payment arising out of our acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States.

On April 29, 2016, the Company received an advance of $1 million, less a $10 financing fee (the “April 2016 Advance”), from the Lender pursuant to the Advance Agreement.

On June 17, 2016, the Company received an advance of $550, less a $50 financing fee (the “June 2016 Advance”), from the Lender pursuant to the Advance Agreement.

The above described advances were paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

The restricted cash account includes $250 from the Neova Escrow Agreement (see Acquisitions and Dispositions below). Restricted cash also includes $92 reflecting certain commitments connected to our leased office facilities in Israel. Additionally the Company gained access to previously restricted cash amounts of $724 that were held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015, from which $125 was paid to MELA Science, the purchaser of that business which amount was reflected within the loss from discontinued operations.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting immediate proceeds to the company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the three months ended September 30, 2016. (see Acquisitions and Dispositions below)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (see Note 16 Subsequent Event and Acquisitions and Dispositions below).

Acquisitions and Dispositions (See also Note 2, Discontinued Operations)

On May 12, 2014, PhotoMedex acquired 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"); the Company then sold 100% of the shares of LCA for $40 million in cash effective January 31, 2015. The results of operations of LCA-Vision have been included into the Company's consolidated financial statements for the three and nine months periods ended September 30, 2015 as a discontinued operation.

On June 22, 2015, the Company, sold the assets, and related liabilities, of the XTRAC and VTRAC business for $42.5 million in cash, including restricted cash of $750 to be held in escrow for twelve months.

See Note 2, Discontinued Operations, in the Company’s Form 10-K for the year ending December 31, 2015 for information regarding the LCA and XTRAC/VTRAC transactions as well as the $85 million senior secured credit facilities entered into with JP Morgan Chase as part of the acquisition of LCA.

On March 31, 2016 we completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line for $220 ($110 was received as a refundable deposit during December 2015 in advance and $110 was received in April 2015), pursuant to the Agreement for Sale of Assets dated March 31, 2016. Management does not believe that the sale of the Omnilux product line represented a strategic shift for the Company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations. The Company recorded a loss on the disposal of those assets in the amount of $843 for the nine months ended September 30, 2016.

On August 30, 2016, PhotoMedex and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement (the “Neova Asset Purchase Agreement”) with Pharma Cosmetics Laboratories Ltd., an Israeli corporation, and its subsidiary Pharma Cosmetics Inc., a Delaware corporation (together “PHARMA”) to acquire the Neova® skincare business (the “Transferred Business”) from PTECH, for a total purchase price of $1.8 million (the “Neova Purchase Price”). This transaction was completed on September 15, 2016, (the “Closing Date”). On that date, pursuant to the terms of the Neova Asset Purchase Agreement, PHARMA acquired all of the assets related to and associated with the Transferred Business, including but not limited to intellectual property, product inventory, accounts receivable and payable, and other tangible and intangible assets connected with the conduct of that Transferred Business. In exchange for these assets, the Company received a net payment from PHARMA of $1.5 million, subject to a post-closing working capital adjustment.

Also on that date, the parties entered into a First Amendment (the “First Neova APA Amendment”) to the Neova Asset Purchase Agreement, which provided that PHARMA would hold in trust the sum of $50 until such time as PhotoMedex and PTECH obtain a signed Worldwide Trademark Co-existence Agreement and Consent to Assignment from Singer-Kosmetik GmbH, a German company formed under the laws of Germany, (“Singer”) regarding the use by both Singer and the Transferred Business of their respective trademarks. That agreement was obtained from the relevant parties, and the $50 held in trust by Pharma was released to PhotoMedex on October 28, 2016.

Management does not believe that the sale of the Neova product line represents a strategic shift for the company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations. The Company recorded a loss on the disposal of those assets in the amount of $1,731 for the three and nine months period ended September 30, 2016.

The Neova Purchase Price is subject to a post-closing working capital adjustment, pursuant to which the Neova Purchase Price paid to the Company at closing will be adjusted up or down by an amount equal to the difference between the defined actual working capital and the target net working capital of $200. Target working capital is defined as the net Accounts Receivable less trade Accounts Payable related to the Transferred Business as of the closing date. The Neova Asset Purchase Agreement also contains customary representations, warranties and covenants by each of the Company, PTECH and PHARMA, as well customary indemnification provisions among the parties.

The parties entered into several ancillary agreements as part of this transaction, including a Neova Escrow Agreement and a Neova Transition Services Agreement. Under the Neova Escrow Agreement, $250 of the Purchase Price (the "Escrow Amount") was placed into an escrow account held by U.S. Bank National Association as Escrow Agent.  The funds will remain in escrow for one year following the closing of the transaction.

Under the Neova Transition Services Agreement, PHMD will continue to provide certain accounting, benefit, payroll, regulatory, IT support and other services to PHARMA for periods ranging from approximately three to up to nine months following the closing. During those periods, PHARMA will arrange to transition the services it receives to its own personnel.  PHARMA shall also have the right to continue occupying certain portions of PHMD’s Willow Grove, Pennsylvania facility and the Orangeburg, New York facility of PHMD’s Radiancy, Inc. subsidiary for a period of time. The amounts of compensation to be received by the Company for these services will be reflected in the accompanying consolidated statements of comprehensive loss as a reduction of the related expenses that the Company will incur to provide these services.

PENDING TRANSACTION (see also Note 16, Subsequent Event)

On October 4, 2016, PhotoMedex and its subsidiaries Radiancy, Inc., a Delaware corporation (“Radiancy US”), Photo Therapeutics Ltd., a private limited company incorporated under the laws of England and Wales (“PHMD UK”), and Radiancy (Israel) Limited, an Israel corporation (“Radiancy Israel” and, together with the Company, Radiancy, and PHMD UK, “PHMD”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ICTV Brands, Inc., a Nevada corporation (“ICTV Parent”), and its subsidiary ICTV Holdings, Inc. a Nevada corporation (the “Purchaser” and together with together with ICTV Parent, “ICTV”) pursuant to which ICTV will acquire PHMD’s consumer products division, including its no!no!® hair and skin products and the Kyrobak back pain management products (all such consumer products, the “Consumer Products”) and the shares of capital stock of Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong (the “Hong Kong Foreign Subsidiary”), and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (the “Brazilian Foreign Subsidiary” and together with the Hong Kong Foreign Subsidiary, the “Foreign Subsidiaries”) (collectively, the “Transferred Business”) from PHMD, for a total purchase price of $9.5 million (the “Purchase Price”) including $3 million in cash at closing, $2 million of cash 90 days after closing collateralized by a letter of credit, and a $4.5 million royalty on future sales of the product line.  The closing (“Closing”) is anticipated to occur no later than 120 days from the date of the Agreement, or by February 1, 2017 (the date of Closing, the “Closing Date”). Following the impairment of the consumer segment’s goodwill and intangible asset during the three months period ended September 30,2016 , as discussed below, which, the company is not expected to record significant gain or loss from the transaction contemplated under the Asset Purchase Agreement (see Note 16 Subsequent Event and Acquisitions and Dispositions).

TERMINATION of PENDING TRANSACTION

On February 19, 2016, PhotoMedex, Inc., Radiancy, Inc., a wholly-owned subsidiary of the Company (“Radiancy”), DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), entered into an Agreement and Plan of Merger and Reorganization (the “Radiancy Merger Agreement”) pursuant to which Radiancy was to merge with Merger Sub A, with Radiancy as the surviving corporation in such merger (the “Radiancy Merger”). Concurrently, PHMD, PTECH, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”), entered into an Agreement and Plan of Merger and Reorganization (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”) pursuant to which PTECH was to merge with Merger Sub B, with PTECH as the surviving corporation in such merger (the “P-Tech Merger” and together with the Radiancy Merger, the “Mergers”). As a result of the Mergers, DSKX would become the holding company for Radiancy and PTECH. The Mergers were expected to qualify as tax-free transfers of property to DSKX for federal income tax purposes.

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

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. On April 12, 2016, the Company sent a Reservation of Rights letter to DSKX. The Notice states that, based upon the disclosures set forth in DSKX’s Current Report on Form 8-K filed on March 23, 2016 and subsequent press releases and filings by DSKX with the United States Securities and Exchange Commission (collectively, the “DSKX Public Disclosure”), DSKX is in material breach of various representations, warranties, covenants and agreements set forth in the Agreements; had failed to provide to the Company the information contained in the DSKX Public Disclosures during the discussions relating to the negotiation and execution of the Agreements; and continues to be in material breach under the Agreements. As a result, the letter further stated, the conditions precedent to the closing of these transactions as set forth in the Agreements may not be able to occur.

On May 27, 2016, PHMD, Radiancy, and P-Tech, terminated both Agreements and Plans of Merger and Reorganization among PhotoMedex and its affiliates and DS Healthcare Group. Given the material breaches identified in PHMD’s notice to DSKX, PHMD has initiated litigation seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements. On May 27, 2016, PHMD, Radiancy and P-Tech filed a complaint in the U.S. District Court for the Southern District of New York alleging breaches of the Merger Agreements by DSKX and seeking the damages described in the foregoing sentence. See Note 1, Pending Transactions in the Company’s Form 10-K for the year ending December 31, 2015 for additional information.

Reverse Split and Number of Shares Adjustment

On October 29, 2015 the Company held its Annual Meeting of Stockholders in which, among other matters, Company stockholders authorized the board of directors to amend the Company’s certificate of Incorporation with respect to a reverse split of the Company’s issued and outstanding Common Stock in a ratio to be determined by the Company’s Board of Directors not to exceed a 1 for 5 ratio.

On September 7, 2016 the Company’s Board of Directors approved a reverse split in a ratio of 1-for-five.  The 2016 reverse split was implemented on September 23, 2016 (the “2016 Reverse Split”).  The amount of authorized Common Stock as well as the par value for the Common Stock were not effected.  Any fractional shares resulting from the 2016 Reverse Split were rounded up to the nearest whole share.

All Common Stock, warrants, options and per share amounts set forth herein are presented to give retroactive effect to the 2016 Reverse Split for all periods presented.

On September 23, 2016, the Company’s Common stock and warrants approved for listing on the NASDAQ Capital Market under the symbol PHMD.  Shares were previously listed on the NASDAQ Global Market under the same symbol.

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

The results for the nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016 or for any other interim period or for any future period.

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

Commencing January 1, 2015 (the effective date of the ASU 2014-08), only disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, required a reporting company to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented (including comparatives). Accordingly, following the sale of the XTRAC and VTRAC business which were determined to represent a strategic shift that will have a major effect on the Company, the assets and liabilities of the XTRAC and VTRAC business as of December 31, 2014 were reclassified and presented as assets and liabilities held for sale (without changing their classification as current or non-current). Also, the results of the operations of the LCA operating segment and the XTRAC and VTRAC business were presented as discontinued operations in the consolidated statements of comprehensive loss (see also Note 2, Discontinued operations).

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

At September 30, 2016, the balance of such derivative instruments amounted to approximately $0 in liabilities and approximately $0 were recognized as financing expense in the Statement of Comprehensive (Loss) Income during the nine months ended that date.

The nominal amounts of foreign currency derivatives as of September 30, 2016 consist of forward transactions for the exchange of $0 into NIS as of September 30, 2016.

Accounting for the Impairment of Goodwill and Other Intangibles

The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment evaluation is performed subsequent to Impairment evaluation of long-lived assets and intangibles (see Notes 6 and 7). Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. . The fair value of Goodwill associated with the operating and reporting units were estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate the reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property. Our business is organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment. The fair value of goodwill associated with the operating and reporting units took into consideration the sale price of the consumer business in connection with the pending transaction with ICTV Brands, Inc. (see Note 1 The Company and Note 16 Subsequent Event). Upon completion of our goodwill impairment analysis in connection with the pending transaction with ICTV Brands, as of September 30, 2016 the Company recorded an impairment of Consumer segment goodwill in the amount of $2,257.

Also in connection with the pending transaction with ICTV Brands, as of September 30, 2016, the Company recorded an impairment of the Consumer segment intangibles for its Licensed Technology in the amount of $1,261.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2016 and 2015 (with respect to the continuing operations) is summarized as follows:

	September 30,
	2016	2015
	(unaudited)	(unaudited)
Accrual at beginning of period	$331	$529
Additions charged to warranty expense	78	202
Expiring warranties	(130)	(14)
Claims satisfied	(131)	(345)
Balance at end of period	$148	$372

For extended warranty on the consumer products, see Revenue Recognition above.

Earnings Per Share

Basic and diluted earnings per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	4,157,917	4,297,766	4,173,146	3,991,725
Dilutive effect of stock options and warrants	-	-	-	-
Diluted number of common and common stock equivalent shares outstanding	4,157,917	4,297,766	4,173,146	3,991,725

Diluted earnings per share for the three and nine months ended September 30, 2016, exclude the impact of common stock options and warrants, totaling 209,398 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods.

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

For a public entity, the amendments in ASU 2014-09 (including the amendments introduced through recent ASU's) are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period (the first quarter of fiscal year 2018 for the Company). Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is in the process of assessing the impact, if any, of ASU 2014-09 on its consolidated financial statements.

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

The accompanying condensed consolidated financial statements reflect the operating results of the discontinued operations separately from continuing operations. Revenues from LCA, reported as discontinued operations, for the nine months ended September 30, 2015 were $9,158. Loss from LCA, reported as discontinued operations, for the nine months ended September 30, 2015 was $1,667, which includes stock compensation of $2,363 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of LCA.

On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million. The sale was effective June 22, 2015. The domestic XTRAC business was considered a recurring revenue stream given its pay-per-use model, where the machines are provided to professionals who then paid us based on the number of treatments administered with the device. The domestic revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brought a strategic shift in focus of management. The Company accordingly classified this former business as held for sale and discontinued operations in accordance with ASC Topic 360. The XTRAC and VTRAC business met the criteria for presentation as a discontinued operation during the nine months ended September 30, 2015. As a result, the accompanying condensed consolidated statement of comprehensive loss for the nine months ended September 30, 2015 presented the XTRAC and VTRAC business as a discontinued operation.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the nine months ended September 30, 2015 were $14,699. Loss from the sale of the XTRAC and VTRAC business, reported as discontinued operations, for the nine months ended September 30, 2015 was $5,042, which includes stock compensation of $2,289 related to the contractual acceleration of vesting of awards then outstanding to employees from LCA, included as a result of acceleration of vesting periods, due to the sale of XTRAC and VTRAC.

Note 3

Acquisition:

See Pending Transactions in Note 1 for a discussion of the terminated DSKX transaction and Note 1 and Note 16 (Subsequent Event) for the pending transaction with ICTV Brands, Inc.

Note 4

Inventories:

	September 30, 2016	December 31, 2015
	(unaudited)
Raw materials and work in progress	$1,874	$4,236
Finished goods	6,330	7,499
Total inventories	$8,204	$11,735

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials.

Note 5

Property and Equipment, net:

	September 30, 2016	December 31, 2015
	(unaudited)
Equipment, computer hardware and software	$4,992	$5,147
Furniture and fixtures	433	424
Leasehold improvements	439	443
	5,864	6,014
Accumulated depreciation and amortization	(4,813)	(4,708)
Property and equipment, net	$1,051	$1,306

Depreciation and related amortization expense was $218 and $84 for the nine months ended September 30, 2016 and 2015, respectively.

Note 6

Patents and Licensed Technologies, net:

	September 30, 2016	December 31, 2015
	(unaudited)
Gross amount beginning of period	$3,376	$7,027
Additions (disposals)	(177)	(177)
Translation differences	36	30
Gross amount end of period	3,235	6,880

Accumulated amortization	(1,974)	(3,843)
Impairment (See Note 7 below)	(1,261)	(1,424)

Patents and licensed technologies, net	$-	$1,613

Related amortization expense was $230 and $681 for the nine months ended September 30, 2016 and 2015, respectively.

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

During the third quarter of 2016, we recorded goodwill and other intangible asset impairment charges of $3,518, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with the pending transaction with ICTV Brands, Inc. (see Note 1, The Company and Note 16, Subsequent Event). The Company recorded an impairment of the Consumer segment goodwill in the amount of $2,257 and recorded the impairment of the Consumer segment of the intangibles for its licensed technology in the amount of $1,261. The Company recorded the reduction of goodwill in the Physician Recurring segment with the asset sale of the Neova product line in the amount of $1,039.

Set forth below is a summary of activity in Goodwill for the nine months ended September 30, 2016:

Balance at January 1, 2016	$3,581
Disposal on sale of assets	(1,039)
Impairment of goodwill	(2,257)
Translation differences	(285)
Balance at September 30, 2016	$-

Set forth below is a summary of activity in finite-lived intangible assets for the nine months ended September 30, 2016 along with the related accumulated amortization:

	September 30, 2016			December 31, 2015
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross amount beginning of period	$405	$-	$405	$3,925	$4,356	$8,281
Translation differences				(32)	(67)	(99)
Gross amount end of period	405	-	405	3,893	4,289	8,182

Disposal	(221)	-	(221)	(531)	(587)	(1,118)
Accumulated amortization	(184)	-	(184)	(1,358)	(1,938)	(3,296)
Impairment				(1,763)	(1,764)	(3,527)

Net Book Value	$-	$-	$-	$241	$-	$241

Related amortization expense was $37 and $647 for the nine months ended September 30, 2016 and 2015, respectively. Customer Relationships embody the value to the Company of relationships that PhotoMedex had formed with its customers. Trademarks include the tradenames and various trademarks associated with PhotoMedex products (e.g. “Neova” “Omnilux” and “Lumiere”).

Note 8

Accrued Compensation and related expenses:

	September 30, 2016	December 31, 2015
	(unaudited)
Accrued payroll and related taxes	$360	$403
Accrued vacation	97	94
Accrued commissions and bonuses	3,259	2,420
Total accrued compensation and related expense	$3,716	$2,917

Note 9

Other Accrued Liabilities:

	September 30, 2016	December 31, 2015
	(unaudited)
Accrued warranty, current, see Note 1	$148	$330
Accrued taxes, net	2,067	1,135
Accrued sales returns (1)	1,688	4,179
Other accrued liabilities	4,492	2,921
Total other accrued liabilities	$8,395	$8,565

(1)	The activity in the accrued sales returns liability account was as follows:

	Nine Months Ended September 30,
	2016	2015
	(unaudited)	(unaudited)
Balance at beginning of year	$4,179	$7,651
Additions that reduce net sales	7,124	16,090
Deductions from reserves	(9,615)	(18,875)
Balance at end of period	$1,688	$4,866

Note 10

Long-term Debt:

On January 6, 2016, PhotoMedex, Inc. received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”), from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PTECH; and Lumiere, Inc., were also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Each Advance was secured by security interest in defined collateral representing substantially all the assets of the Company. Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, were insufficient to cover the weekly repayment amount due the lender. The advance was paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

Subject to the terms and conditions of the Advance Agreement, the Lender was to make periodic advances to the Company (collectively with the January 2016 Advance and the April 2016 Advance described below, the “Advances”). The proceeds can be used for general corporate purposes.

All outstanding Advances were required to be repaid through the Company’s existing and future credit card receivables and other rights to payment arising out of our acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States.

On April 29, 2016 the Company received an additional advance of $1 million, less a $10 financing fee (the “April 2016 Advance”), from the Lender pursuant to the Advance Agreement

On June 17, 2016, the Company received an advance of $550, less a $50 financing fee (the “June 2016 Advance”), from the Lender pursuant to the Advance Agreement.

The advances were paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

Note 11

Income Taxes:

The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The difference between the Company's effective tax rates for the three and nine month period ended September 30, 2016 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 25% standard corporation tax rate and in the UK 20%).

During the three and nine months ended September 30, 2016, the Company had no material changes to liabilities for uncertain tax positions. PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2015 and is also generally subject to various State income tax examinations for calendar years 2012 through 2015. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2015.

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

Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortuous interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court had appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek had requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposed that request. Radiancy had been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $83 in sanctions to Radiancy. Discovery and related court hearings continued in both the US and the Canadian cases.

On October 4, 2016, PhotoMedex, Inc., Radiancy, Inc. and Viatek Consumer Products, Inc. entered into General Releases under which the parties and the former and present corporations in which they were or are shareholders; each and every one of their corporations; and such corporations’ predecessors, former and present subsidiaries, parent entities, affiliates, divisions, licensees, receivers, distributors, successors and assigns, and the present, former and future officers, directors, employees and shareholders of the foregoing entities, and their heirs, executors, administrators, attorneys, associates, agents, successors, assigns, and anyone affiliated with or acting on behalf of any of them, from all actions, claims, liabilities, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever, in law, admiralty or equity, that a party or its affiliate ever had, now has or hereafter can, shall or may have, from the beginning of the world to the day of the date of the General Release including, but not limited to, the claims and counterclaims in the United States and Canadian litigation, as well as all claims and rights of Viatek arising out of or related to the Letter of Intent, dated August 5, 2016, between Photomedex, Radiancy and Viatek entitled Proposal to Acquire Certain Assets of Radiancy, Inc. As a result of these General Releases, both the United States and the Canadian litigation were dismissed without costs effective October 11, 2016.

Note 13

Employee Stock Benefit Plans:

Post-Reverse Merger

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 74,000 shares; of which 1,733 shares had been issued or were reserved for issuance as awards of shares of common stock, and 1,999 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 69,756 as of September 30, 2016.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 1,200,000 shares, of which 477,695 shares had been issued or were reserved for issuance as awards of shares of common stock, and 140,615 shares were reserved for outstanding options as of September 30, 2016. The number of shares available for future issuance pursuant to this plan is 578,772 as of September 30, 2016.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2016 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2016	150,117	$3.40
Granted	-	-
Exercised	-	-
Cancelled	(7,503)	2.83
Outstanding, September 30, 2016	142,614	$3.38
Options exercisable at September 30, 2016	111,404	$3.37

At September 30, 2016, there was $2,211 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 2.11 years. The intrinsic value of options outstanding and exercisable at September 30, 2016 was not significant. The Company calculates expected volatility for share-based grants based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants, the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options. With respect to grants of options, the risk-free rate of interest is based on the U.S. Treasury rates appropriate for the expected term of the grant or award.

On February 26, 2015, the Company issued 299,000 restricted stock units to a number of employees. The restricted shares have a purchase price of $0.01 per share and vest, and cease to be subject to the Company’s right of repurchase, over a four-year period. The Company determined the fair value of the awards to be the quoted market price of the Company’s common stock units on the date of issuance less the value paid for the award. The aggregate fair value of these restricted stock units issued was $2,766.

Restricted stock vests ratably over a three-to-five year period, depending upon the terms of the grant. Employees must remain employed by the Company on each vesting date in order to have unrestricted ownership in these shares; employees who leave before a vesting date forfeit the shares in which they have not yet vested and the issuance of those shares is cancelled. For the three and nine months ended September 30, 2016, 22,000 and 37,250 shares had been cancelled due to forfeiture by employees.

On October 29, 2015, the Company issued 1,000 shares of common stock to a non-employee director for an aggregate fair value of $3.

Total stock based compensation expense was $1,478, and $5,901, including $4,652 that is included in discontinued operations for the nine months ended September 30, 2016 and 2015, respectively, including amounts relating to consultants.

Note 14

Business Segments and Geographic Data:

The Company has organized its business into three operating segments to align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues mainly from the sales of skincare products; the operating results of the Neova product line were included thru September 15, 2016, the closing date of the asset sale of the Neova product line. See Note 1, Acquisitions and Dispositions, above for more information. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat based products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance. Unallocated operating expenses include costs that are not specific to a particular segment but are general to the group; included are expenses incurred for administrative and accounting staff, general liability and other insurance, professional fees and other similar corporate expenses. Interest and other financing income (expense), net is also not allocated to the operating segments. Unallocated assets include cash and cash equivalents, prepaid expenses and deposits.

The following tables reflect results of operations from our business segments for the periods indicated below:

Three Months Ended September 30, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$6,142	$840	$276	$7,258
Costs of revenues	909	461	117	1,487
Gross profit	5,233	379	159	5,771
Gross profit %	85.2%	45.1%	57.6%	79.5%

Allocated operating expenses:
Engineering and product development	243	83	-	326
Selling and marketing expenses	3,921	591	17	4,529

Impairment	3,518	-	-	3,518
Loss on sale of assets	-	1,731	-	1,731
Unallocated operating expenses	-	-	-	2,894
	7,682	2,405	17	12,998
Income (loss) from continuing operations	(2,449)	(2,026)	142	(7,227)

Interest and other financing income, net	-	-	-	88

Income (loss) from continuing operations before income taxes	$(2,449)	$(2,026)	$142	$(7,139)

Three Months Ended September 30, 2015 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$15,994	$1,315	$689	$17,998
Costs of revenues	3,348	525	468	4,341
Gross profit	12,646	790	221	13,657
Gross profit %	79.1%	60.1%	32.1%	75.9%

Allocated operating expenses:
Engineering and product development	245	19	(25)	239
Selling and marketing expenses	13,198	1,009	70	14,277

Unallocated operating expenses	-	-	-	3,450
	13,443	1,028	45	17,966
Income (loss) from continuing operations	(797)	(238)	176	(4,309)

Interest and other financing expense, net	-	-	-	(332)

Income (loss) from continuing operations before income taxes	$(797)	$(238)	$176	$(4,641)

Nine Months Ended September 30, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$25,724	$3,302	$708	$29,734
Costs of revenues	5,412	1,853	330	7,595
Gross profit	20,312	1,449	378	22,139
Gross profit %	79.0%	43.9%	53.4%	74.5%

Allocated operating expenses:
Engineering and product development	779	204	-	983
Selling and marketing expenses	16,677	2,045	35	18,757

Impairment	3,518	-	-	3,518
Loss on sale of assets	-	1,731	843	2,574
Unallocated operating expenses	-	-	-	9,791
	20,974	3,980	878	35,623
Income (loss) from continuing operations	(662)	(2,531)	(500)	(13,484)

Interest and other financing expense, net	-	-	-	(537)

Income (loss) from continuing operations before income taxes	$(662)	$(2,531)	$(500)	$(14,021)

Nine Months Ended September 30, 2015 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$51,659	$4,742	$2,194	$58,595
Costs of revenues	10,922	1,807	1,185	13,914
Gross profit	40,737	2,935	1,009	44,681
Gross profit %	78.9%	61.9%	46.0%	76.3%

Allocated operating expenses:
Engineering and product development	874	77	16	967
Selling and marketing expenses	43,023	3,099	249	46,371

Unallocated operating expenses	-	-	-	12,463
	43,897	3,176	265	59,801
Income (loss) from continuing operations	(3,160)	(241)	744	(15,120)

Interest and other financing expense, net	-	-	-	(936)

Income (loss) from continuing operations before income taxes	$(3,160)	$(241)	$744	$(16,056)

For the three and nine months ended September 30, 2016 and 2015 (unaudited), net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
North America [1]	$4,257	$11,103	$18,376	$39,827
Asia Pacific [2]	744	1,147	2,180	3,403
Europe (including Israel)	2,246	5,716	9,147	15,139
South America	11	32	31	226
	$7,258	$17,998	$29,734	$58,595

[1] United States	$3,528	$10,281	$15,405	$35,407
[1] Canada	$277	$822	$1,506	$4,420
[2] Japan	$8	$190	$8	$385

As of September 30, 2016 and December 31, 2015, long-lived assets by geographic area were as follows:

	September30, 2016	December 31, 2015
	(unaudited)
North America	$91	$169
Asia Pacific	31	41
Europe (including Israel)	929	1,096
	$1,051	$1,306

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 15

Significant Customer Concentration:

Customer (A) representing retail sales reflected in the Company’s Consumer Segment in the amount of $766 represented approximately 10.6% of consolidated revenues for the three months ended September 30, 2016. Customer (A) representing retail sales reflected in the Company’s Consumer Segment in the amount of $1,836 represented approximately 10.2% of consolidated revenues for the three months ended September 30, 2015. No single customer accounted for more than 10% of total company revenues for the nine months ended September 30, 2016 or for the nine months ended September 30, 2015.

Note 16

Subsequent Event:

On October 4, 2016, PhotoMedex and its subsidiaries Radiancy, Inc., a Delaware corporation (“Radiancy US”), Photo Therapeutics Ltd., a private limited company incorporated under the laws of England and Wales (“PHMD UK”), and Radiancy (Israel) Limited, an Israel corporation (“Radiancy Israel” and, together with the Company, Radiancy, and PHMD UK, “PHMD”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ICTV Brands, Inc., a Nevada corporation (“ICTV Parent”), and its subsidiary ICTV Holdings, Inc. a Nevada corporation (the “Purchaser” and together with together with ICTV Parent, “ICTV”) pursuant to which ICTV will acquire PHMD’s consumer products division, including its no!no!® hair and skin products and the Kyrobak back pain management products (all such consumer products, the “Consumer Products”) and the shares of capital stock of Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong (the “Hong Kong Foreign Subsidiary”), and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (the “Brazilian Foreign Subsidiary” and together with the Hong Kong Foreign Subsidiary, the “Foreign Subsidiaries”) (collectively, the “Transferred Business”) from PHMD, for a total purchase price of $9.5 million (the “Purchase Price”) including $3 million in cash at closing, $2 million of cash 90 days after closing collateralized by a letter of credit, and a $4.5 million royalty on future sales of the product line..  The closing (“Closing”) is anticipated to occur no later than 120 days from the date of the Agreement, or by February 1, 2017 (the date of Closing, the “Closing Date”).

The Purchase Price will be paid as follows:

ICTV placed Three Million Dollars ($3,000) in immediately available funds in an escrow account in ICTV’s counsel’s IOLTA Trust Account to be held by ICTV’s counsel as escrow agent under an escrow agreement among PHMD, ICTV and certain investors in ICTV Parent’s securities (the “Escrow Agreement”). These funds will be paid to PHMD on the Closing Date of this transaction.

On or before the ninetieth (90th) day following the Closing Date of this transaction, ICTV will pay PHMD Two Million Dollars ($2,000) in immediately available funds.

The remaining Four Million Five Hundred Thousand Dollars ($4,500) will be paid by ICTV to PHMD under a continuing royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by ICTV or its Affiliates from sales of the Consumer Products commencing with net cash actually received by the Purchaser or its Affiliates from and after the Closing Date of this transaction and continuing until the total royalty paid to PHMD reaches that amount. Royalty payments will be made on a monthly basis in arrears within thirty days of each month end. PHMD will receive thirty five percent (35%) of net cash actually received by ICTV through Consumer Products sold through live television promotions less certain deductions and six percent (6%) of all other sales of Consumer Products.

The sale of the Transferred Business will result in the disposition of substantially all of PHMD’s assets, requiring shareholder approval of the transaction. To obtain shareholder approval, the Company is obligated under the Asset Purchase Agreement to file the appropriate preliminary proxy documents by October 19, 2016. The Company complied with this requirement.

The Asset Purchase Agreement provides that ICTV will make offers of employment to certain employees of the Transferred Business and that PHMD will not solicit such employees (or any other employees of ICTV) for employment or other services for a period of five years and that PHMD will not compete with ICTV with respect to the Transferred Business for a period of five years.  It also contains customary representations, warranties and covenants by the Company, each of its subsidiaries and ICTV, as well customary indemnification provisions among the parties.

The Closing is subject to customary closing conditions, including, without limitation, the accuracy of all representations and warranties of PHMD and ICTV, the performance of all covenants of PHMD and ICTV, the receipt of all authorizations, consents and approvals of all governmental authorities or agencies or any required consents of third parties, delivery of all documents required for the transfer of the acquired assets, including all intellectual property assignments and lease assignments and the requisite approvals of the shareholders of the Company and ICTV Parent.

The Asset Purchase Agreement may be terminated by mutual written consent of the parties, by PHMD or ICTV if there has been a material misrepresentation or a breach of any covenant or agreement contained in the Asset Purchase Agreement by the other party if such material misrepresentation or breach has not been promptly cured after at least fourteen (14) day’s written notice by the non-offending party, or by PHMD or ICTV if the other party has not met the conditions to closing contained in the Asset Purchase Agreement by February 1, 2017.

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

On September 23, 2016, we affected a 1-for-5 reverse stock split of our outstanding common stock, which we refer to herein as the “reverse split”.  Our authorized common stock and the par value of our common stock were not impacted by the reverse split.  Any reference in this Quarterly Report to our capitalization and other matters pertaining to our common stock, relate to our capitalization and common stock after giving effect to the reverse split.

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

After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a proposed transaction with DSKX whereby PhotoMedex, thru multiple concurrent merger transactions will sell to DSKX substantially all of its remaining operations. On May 27, 2016, the proposed merger transactions with DSKX were terminated and PhotoMedex commenced litigation to recover its expenses and damages. See ITEM 1. Business – Our Company in the Company’s Form 10-K for the year ended December 31, 2015.

We believe that we are one of only a few aesthetic companies to have developed professional technologies geared toward physicians and med spas and adapting them for the home-use market and have successfully sold millions of these products to consumers. Our professional- and consumer-use products are listed below, noting that this is not an exhaustive listing of our product portfolio. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as selling certain of its product lines to a third party. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of the pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (see Note 16 Subsequent Event and Acquisitions and Dispositions).

Key Technology Platforms

•	Thermicon® brand Heat Transfer Technology. In this technique, a patented thermodynamic wire gently singes and burns off the hair above the skin’s surface. It conducts heat pulses, which enable longer-lasting hair removal. This technology drives our home-use no!no! Hair Removal 8800™ device, which is designed to reduce hair growth. Product variations include devices designed for men and for sensitive, small areas such as the face, among other versions including the recently launched no!no! Hair Removal PRO which introduces patented pulsed Thermicon technology producing 35% more energy aimed at removing more hair in less time.

•	LHE® brand Technology. LHE® combines direct heat and a full-spectrum light source to give a greater treatment advantage for psoriasis and acne care, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments, and hair removal. Using LHE®, the Mistral intelligent phototherapy medical device can treat a larger spot size than a laser with less discomfort. In addition, our research finds that LHE offers meaningful results for thin, light hair. The technology is used in the no!no! Skin™, a handheld consumer product sold worldwide under the no!no!® brand. The no!no! Skin™ is a 510(k)-cleared product that has been clinically shown to reduce acne by 81% over 24 hours. The technology is also used in the no!no! Glow™, which is a 510(k)-cleared device and is a miniaturized LHE device also delivering ant-aging benefits for the at-home consumer in a hand-held size.

•	Kyrobak®. Kyrobak uses clinically proven, proprietary technology to treat unspecified, lower back pain. The unique combination of Continuous Passive Motion (CPM) and Oscillation therapy is a non-invasive, relaxing method for long lasting relief of back pain. Used for better than 3 decades in professional rehabilitation and chiropractic settings, CPM has been proven to increase mobility of the joints, draw more oxygen and blood flow to the area, allowing the muscles to relax and release pressure between the vertebrae allowing the spine to open up and decompress.

•	NEOVA®. This line of topical formulations is designed to prevent premature skin aging due to UV-induced DNA damage. The therapy seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. The NEOVA line includes DNA Damage Control SILC SHEER SPF 45, an award-winning tinted sunscreen. The DNA repair enzymes of this sunscreen are clinically shown to reduce UV damage by 45% and increase UV protection by 300% in one hour. This line of product was sold during the three months period ended September 30, 2016 (see Note Acquisitions and Dispositions)

•	Clear Touch® is a LHE brand technology and a handheld consumer product sold for the treatment of nail fungus. Developed by Radiancy, LHE advances the principles of selective photothermolysis by utilizing the dual energy pathways of light and heat to gain the greatest advantage of the light/heat relationship. Patented internal filters protect the skin and proprietary algorithms take full advantage of the skins thermal absorption characteristics. These innovations create the exact balance of light and heat necessary to achieve clinical efficacy in a variety of clinical applications

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

Markets

North America. Our consumer distribution segment in North America had sales of approximately $4 million and $10 million for the three months ended September 30, 2016 and 2015, respectively. Our consumer distribution segment in North America had sales of approximately $15 million and $35 million for the nine months ended September 30, 2016 and 2015, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog, print, radio and internet-based marketing campaigns, coupled with select retail resellers, such as Planet Beauty, Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and Drugstore.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase at our retailers, and those who have seen our solutions demonstrated at our retailers may purchase solutions through our websites or call centers.

International (excluding North America). In the international consumer segment, sales were approximately $3 million and $6 million for the three months ended September 30, 2016 and 2015, respectively. In the international consumer segment, sales were approximately $11 million and $17 million for the nine months ended September 30, 2016 and 2015, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international targeted markets include Asia Pacific, Europe and South America. (See Note 16 Subsequent Event and Acquisitions and Dispositions).

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

NEOVA®

Sales of the NEOVA skin care products at present are driven by physicians, who act as spokespersons to their patients in support of the NEOVA line. We have historically marketed to physicians in the dermatology and plastic surgery field, but plan to supplement these efforts with a direct-to-consumer approach to lead consumers into those physician practices. NEOVA addresses a sizeable global market for anti-aging skin care products. In addition, we had increased marketing exposure to NEOVA by offering an introduction to the product line as an added-value purchase to consumers responding to our no!no! brand advertising.

The asset sale of the Neova product line was completed on September 15, 2016; see Note 1, Acquisitions and Dispositions, above for more information.

Professional

Sales under the professional business segment are mainly generated from capital equipment, namely our LHE® brand products.

Prior to the sale of the Neova product line on September 15, 2016, we utilized a 9 person sales and marketing team calling directly on a network of approximately 2,000 physician locations in the U.S. to distribute the LHE-based professional products. As a result of the sale of that business line, we are transitioning the marketing and sales of these products to medical device distributors. For markets outside the United States, we already rely upon medical device distributors to promote our products to these markets.

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

Sales and Marketing

As of September 30, 2016, our sales and marketing personnel consisted of 35 full-time positions.

Critical Accounting Policies and Estimates

Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. In Note 1 to the consolidated financial statements for the three and nine months ended September 30, 2016 we have updated our critical accounting policies and estimates to reflect conditions that raise doubt about the Company’s ability to continue as a going concern and that the accompanying financial statements do not include any adjustments to reflect possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations (The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Consumer	$6,142	$15,994	$25,724	$51,659
Physician Recurring	840	1,315	3,302	4,742
Professional	276	689	708	2,194

Total Revenues	$7,258	$17,998	$29,734	$58,595

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Direct-to-consumer	$2,555	$10,597	$13,033	$36,467
Distributors	122	259	589	910
Retailers and home shopping channels	3,465	5,138	12,102	14,282

Total Consumer Revenues	$6,142	$15,994	$25,724	$51,659

For the three months ended September 30, 2016, consumer products revenues were $6,142 compared to $15,994 in the three months ended September 30, 2015. For the nine months ended September 30, 2016, consumer products revenues were $25,724 compared to $51,659 in the nine months ended September 30, 2015. The decrease of 61.6% and 50.2% during the periods, respectively, was mainly due to the following reasons:

•	Direct to Consumer. Revenues for the three months ended September 30, 2016 were $2,555 compared to $10,597 for the same period in 2015. Revenues for the nine months ended September 30, 2016 were $13,033 compared to $36,467 for the same period in 2015. The decrease of 76% and 64%, respectively, was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the three months ended September 30, 2016 were $3,465 compared to $5,138 for the same period in 2015. Revenues for the nine months ended September 30, 2016 were $12,102 compared to $14,282 for the same period in 2015. The decrease of 32% and 15%, respectively, was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the UK. Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the three months ended September 30, 2016 were $122 compared to $259 for the same period in 2015. Revenues for the nine months ended September 30, 2016 were $587 compared to $910 for the same period in 2015. The decrease in revenues of 53% and 35%, respectively, was generally due to the timing of purchase orders from our distributors.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
North America	$3,469	$9,755	$14,878	$34,811
International	2,673	6,239	10,846	16,848

Total Consumer Revenues	$6,142	$15,994	$25,724	$51,659

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2015	2015
Neova skincare	$840	$1,074	$3,302	$3,785
Surgical products	-	203	-	856
Other	-	38	-	101

Total Physician Recurring Revenues	$840	$1,315	$3,302	$4,742

NEOVA skincare

For the three months ended September 30, 2016, revenues were $840 compared to $1,074 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, revenues were $3,302 compared to $3,785 for the nine months ended September 30, 2015. These revenues are generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets. The decrease in revenues in the three and nine month periods is generally due to a customer in the hair restoration business discontinuing purchasing a specific product line designed for use in that type of procedure. The asset sale of the Neova product line was completed on September 15, 2016; see Note 1, Acquisitions and Dispositions, above for more information.

Surgical products

For the three months ended September 30, 2016 and 2015, revenues were $0 and $203, respectively. For the nine months ended September 30, 2016 and 2015, revenues were $0 and $856, respectively. Effective September 1, 2015, PhotoMedex, Inc. and its subsidiary, PTECH, entered into an asset purchase agreement and a supplemental agreement (together, the “SLT Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”).  Under the SLT Asset Purchase Agreement, JIKANG acquired the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”).  The Company received net approximately $1.2 million after payment of closing and ancillary costs.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2015	2015
North America	$586	$1,214	$2,918	$3,527
International	254	101	384	1,215

Total Physicians Recurring Revenues	$840	$1,315	$3,302	$4,742

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
LHE equipment	$276	$320	$708	$1,098
Omnilux/Lumiere equipment	-	369	-	958
Other	-	-	-	138

Total Professional Revenues	$276	$689	$708	$2,194

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended September 30, 2016 and 2015, LHE® brand products revenues were $276 and $320, respectively. For the nine months ended September 30, 2016 and 2015, LHE® brand products revenues were $708 and $1,098 respectively.

Omnilux/Lumiere equipment

For the three months ended September 30, 2016 and 2015, Omnilux/Lumiere equipment revenues were $0 and $369, respectively. For the nine months ended September 30, 2016 and 2015, Omnilux/Lumiere equipment revenues were $0 and $958, respectively. These revenues are generated from the sale of LED devices. On June 30, 2016 the Company completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
North America	$425	$359	$581	$999
International	(149)	330	127	1,195

Total Professional Revenues	$276	$689	$708	$2,194

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Consumer	$909	$3,348	$5,412	$10,922
Physician Recurring	461	525	1,853	1,807
Professional	117	468	330	1,185

Total Cost of Revenues	$1,487	$4,341	$7,595	$13,914

Overall, cost of revenues has decreased in the segments due to the related decrease in the revenues.

Gross Profit Analysis

Gross profit decreased to $5,771 for the three months ended September 30, 2016 from $13,657 during the same period in 2015. As a percentage of revenues, the gross margin was 79.5% for the three months ended September 30, 2016 and 75.9% during the same period in 2015. Gross profit decreased to $22,139 for the nine months ended September 30, 2016 from $44,681 during the same period in 2015. As a percentage of revenues, the gross margin was 74.5% for the nine months ended September 30, 2016 and 76.3% during the same period in 2015.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$7,258	$17,998	$29,734	$58,595
Percent decrease	(59.7)%		(49.3)%
Cost of revenues	1,487	4,341	7,595	13,914
Percent decrease	(65.7)%		(45.4)%
Gross profit	$5,771	$13,657	$22,139	$44,681
Gross margin percentage	79.5%	75.9%	74.5%	76.3%

The primary reasons for the changes in gross profit for the three and nine months ended September 30, 2016, compared to the same period in 2015, were due mainly to decreases in direct response revenues as well as home shopping and retailers within the Consumer segment. The gross margin percentage increased for the three months ended September 30, 2016 as compared to the same period in the prior year as a result of a change in product mix of consumer products sold, particularly no!no! hair removal products classified as local assembly. The consumer margin percentage improvements for the three month period comparison were offset by decreases in the gross margins realized from the Physician Recurring segment revenues for the nine months ended September 30, 2016, particularly the margins realized on the Neova skin care products. The Neova product line was sold in September 2016.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$6,142	$15,994	$25,724	$51,659
Percent decrease	(61.6)%		(50.2)%
Cost of revenues	909	3,347	5,412	10,923
Percent increase/(decrease)	(72.8)%		(50.4)%
Gross profit	$5,233	$12,647	$20,312	$40,736
Gross margin percentage	85.2%	79.1%	79.0%	78.9%

Gross profit for the three and nine months ended September 30, 2016 decreased by 7,414 and $20,424 from the comparable periods in 2015. The key factor for these decreases were the decrease in all channels of consumer revenues particularly the direct-to-consumer channel which typically generated higher gross margins than the other consumer channels. The gross margin percentage increased for the three months ended September 30, 2016 as compared to the same period in the prior year as a result of a change in product mix of consumer products sold, particularly no!no! hair removal products classified as local assembly.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$840	$1,315	$3,302	$4,742
Percent decrease	(36.1)%		(30.4)%
Cost of revenues	461	525	1,853	1,807
Percent decrease	(12.2)%		(2.6)%
Gross profit	$379	$790	$1,449	$2,935
Gross margin percentage	45.1%	60.1%	43.9%	61.9%

Gross profit for the three and nine months ended September 30, 2016 decreased by $411 and $1,486, respectively from the comparable periods in 2015. The primary reason for the changes in gross profit and gross margin is due to the decrease in skincare revenues from a customer in the hair restoration business for a specific product line that has a lower gross margin than other skin care products in this business segment. The asset sale of the Neova product line was completed on September 15, 2016; see Note 1, Acquisitions and Dispositions, above for more information.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$276	$689	$708	$2,194
Percent decrease	(59.9)%		(67.7)%
Cost of revenues	117	469	330	1,184
Percent decrease	(75.0)%		(72.1)%
Gross profit	$159	$220	$378	$1,010
Gross margin percentage	57.6%	31.9%	53.4%	46.0%

Gross profit for the three and nine months ended September 30, 2016 decreased as a result of lower equipment sales for each period and the decrease in the gross margin percentage for each period reflects a change in the product mix of equipment sold in the comparable periods.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2016 increased to $326 from $239 for the three months ended September 30, 2015. Engineering and product development expenses for the nine months ended September 30, 2016 increased to $983 from $967 for the nine months ended September 30, 2015. The majority of this expense relates to the salaries of our worldwide engineering and product development team and both personnel levels and committed expenses were reduced.

Selling and Marketing Expenses

For the three months ended September 30, 2016, selling and marketing expenses decreased to $4,529 from $14,277 for the three months ended September 30, 2015. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the three months ended September 30, 2016 were 24.4% of total revenues compared to 45.3% of total revenues in the three months ended September 30, 2015. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 84.6% of total revenues for the three months ended September 30, 2016 compared to 58.9% of total revenues for the three months ended September 30, 2015.

For the nine months ended September 30, 2016, selling and marketing expenses decreased to $18,757 from $46,371 for the nine months ended September 30, 2015. The decrease was primarily for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall, Media buying and advertising expenses in the nine months ended September 30, 2016 were 29.6% of total revenues compared to 46.0% of total revenues in the nine months ended September 30, 2015. Although there was a change in the mix of revenues toward business channels and segments that are less dependent upon the level of advertising investment, certain fixed costs and variable response rates of customers to advertising can cause fluctuations in advertising expenses as a percent of relevant revenues. Direct to consumer revenues are 86.5% of total revenues for the nine months ended September 30, 2016 compared to 62.2% of total revenues for the nine months ended September 30, 2015.

General and Administrative Expenses

For the three months ended September 30, 2016, general and administrative expenses decreased to $2,894 from $3,450 for the three months ended September 30, 2015. The decrease was due to the following reasons:

•	In the three months ended September 30, 2016 we had a substantial reduction in bad debt expense of approximately $200 compared to the same period in 2015 mostly related to the reduction in direct response revenues in the North America.

•	In the three months ended September 30, 2016, we recorded a decrease in depreciation and amortization expenses of approximately $350 compared to the same period in 2015.

For the nine months ended September 30, 2016, general and administrative expenses decreased to $9,791 from $12,463 for the nine months ended September 30, 2015. The decrease was due to the following reasons:

•	In the nine months ended September 30, 2016, we had a reduction in bad debt expense of approximately $1 million as compared to the same period in 2015, mostly related to the reduction in direct response revenues in North America, a decrease in depreciation and amortization expense of approximately $1 million and a decrease in stock based compensation expense of $378.

•	In the nine months ended September 30, 2015, we had recorded $220 in bank related costs compared to $0 for the same period in 2016.

Impairment

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (see Note 16 Subsequent Event and Acquisitions and Dispositions). The Company performed an impairment analysis of its goodwill and other intangibles comparing its existing carrying values against the projected net proceeds expected from the pending transaction for the Consumer Division. As a result of this analysis, the Company recorded an impairment of its goodwill in the amount of $2,257 and an impairment of its Licensed Technology intangibles in the amount of $1,261 for a total of $3,518 impairment for the three months ended September 30, 2016.

Loss on Sale of Assets (see also Note 1 Acquisitions and Dispositions)

On September 15, 2016, the sale of the Neova skin care product line was completed for an amount of $1.8 million. A loss on the sale of assets was recorded in the amount of $1,731 for the three months ended September 30, 2016. On March 31, 2016 the Company completed the sale of the Omnilux product line in the amount of $220. The Company recorded a loss in the amount of $843. Consequently, the loss on the sale of assets for the nine months ended September 30, 2016 was $2,574.

Interest and Other Financing Expense, Net

Net interest and other financing income for the three months ended September 30, 2016 increased to $88 from an expense of $332 for the three months ended September 30, 2015. The reduction in expense is mainly due to a decrease in interest expense.

Net interest and other financing expense for the nine months ended September 30, 2016 decreased to $537 from $936 for the nine months ended September 30, 2015. The decrease of $399 is due to a decrease in interest expense. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is the each subsidiaries’ respective local currency.

Taxes on Income, Net

For the three months ended September 30, 2016, the net tax expense amounted to $278 as compared to $658 for the three months ended September 30, 2015. For the nine months ended September 30, 2016, the net tax expense amounted to $506 as compared to a net tax benefit of $2,919 for the nine months ended September 30, 2015.

Net Income (Loss)

The factors described above resulted in net loss of $7,417 during the three months ended September 30, 2016, as compared to a net loss, including discontinued operations, of $5,109 during the three months ended September 30, 2015, an increase of 45%. The factors described above resulted in net loss of $14,652 during the nine months ended September 30, 2016, as compared to a net loss, including discontinued operations, of $9,062 during the nine months ended September 30, 2015, an increase of 61%.

Liquidity and Capital Resources

At September 30, 2016, our current ratio was 0.88 compared to 1.31 at December 31, 2015. As of September 30, 2016 we had a deficit $2,342 of working capital compared to a surplus of $6,460 as of December 31, 2015. Cash and cash equivalents were $1636, including restricted cash of $342, as of September 30, 2016, as compared to $4,026 as of December 31, 2015 including restricted cash of $724.

On January 6, 2016, PhotoMedex, Inc. (the “Company”) received an advance of $4 million, less a $40 financing fee (the “January 2016 Advance”) from CC Funding, a division of Credit Cash NJ, LLC, (the "Lender"), pursuant to a Credit Card Receivables Advance Agreement (the "Advance Agreement"), dated December 21, 2015.  The Company’s domestic subsidiaries, Radiancy, Inc.; PhotoMedex Technology, Inc.; and Lumiere, Inc., were also parties to the Advance Agreement (collectively with the Company, the “Borrowers”). Each Advance was secured by security interest in defined collateral representing substantially all the assets of the Company. Concurrent with the funding of the loan agreement, the Company established a $500 cash reserve account in favor of the lender to be used to make loan payments in the event that weekly remittances, net of sales return credits and other bank charges or offsets, were insufficient to cover the weekly repayment amount due the lender. The balance in the reserve account was $396 as of June 30, 2016 (which was presented within the balance sheet as “restricted cash”).

Subject to the terms and conditions of the Advance Agreement, the Lender was to make periodic advances to the Company (collectively with the January 2016 Advance and the April 2016 Advance described below, the “Advances”). The proceeds were used for general corporate purposes.

All outstanding Advances were repaid through the Company’s existing and future credit card receivables and other rights to payment arising out of our acceptance or other use of any credit or charge card (collectively, “Credit Card Receivables”) generated by activities based in the United States.

On April 29, 2016, the Company received an additional credit card receivable advance of $1 million under substantially the same terms as the January 6, 2016 Advance.

On June 17, 2016, the Company received an advance of $550, less a $50 financing fee (the “June 2016 Advance”), from the Lender pursuant to the Advance Agreement.

The above described advances were paid in full on July 29, 2016 and the security interest in the defined collateral was released from lien.

The restricted cash account includes $250 from the Neova Escrow Agreement described in further detail in Acquisitions and Dispositions. Restricted cash also includes $92 reflecting certain commitments connected to our leased office facilities in Israel. Additionally the Company gained access to previously restricted cash amounts of $724 that was held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015, from which $125 was paid to MELA Science, the purchaser of that business.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting in immediate proceeds to the company of $1.5 million. (see Acquisitions and Dispositions)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (see Note 16 Subsequent Event and Acquisitions and Dispositions).

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

Net cash and cash equivalents used in operating activities was $3,008 for the nine months ended September 30, 2016 compared to cash provided by operating activities of $9,487 for the nine months ended September 30, 2015. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the nine months ended September 30, 2015.

Net cash and cash equivalents provided by investing activities was $2,161 for the nine months ended September 30, 2016 compared to cash provided by investing activities of $61,106 for the nine months ended September 30, 2015. The primary reason for the change was the sales of XTRAC and VTRAC business and LCA-Vision during the nine months ended September 30, 2015.

Net cash and cash equivalents used in financing activities was $523 for the nine months ended September 30, 2016 compared to cash used in financing activities of $77,436 for the nine months ended September 30, 2015. In the nine months ended September 30, 2015, we had payments on credit facilities of $76,500 and $760 for certain notes payable.

Commitments and Contingencies

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

Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortuous interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court had appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek had requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposed that request. Radiancy had been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $83 in sanctions to Radiancy. Discovery and related court hearings continued in both the US and the Canadian cases.

On October 4, 2016, PhotoMedex, Inc., Radiancy, Inc. and Viatek Consumer Products, Inc. entered into General Releases under which the parties and the former and present corporations in which they were or are shareholders; each and every one of their corporations; and such corporations’ predecessors, former and present subsidiaries, parent entities, affiliates, divisions, licensees, receivers, distributors, successors and assigns, and the present, former and future officers, directors, employees and shareholders of the foregoing entities, and their heirs, executors, administrators, attorneys, associates, agents, successors, assigns, and anyone affiliated with or acting on behalf of any of them, from all actions, claims, liabilities, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever, in law, admiralty or equity, that a party or its affiliate ever had, now has or hereafter can, shall or may have, from the beginning of the world to the day of the date of the General Release including, but not limited to, the claims and counterclaims in the United States and Canadian litigation, as well as all claims and rights of Viatek arising out of or related to the Letter of Intent, dated August 5, 2016, between Photomedex, Radiancy and Viatek entitled Proposal to Acquire Certain Assets of Radiancy, Inc. As a result of these General Releases, both the United States and the Canadian litigation were dismissed without costs effective October 11, 2016.

See Item 3, Legal Proceedings, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on pending legal actions involving the Company and its subsidiaries.

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet arrangements.

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

Radiancy, and PhotoMedex, had moved to dismiss PhotoMedex from the case, and to dismiss the counterclaims and affirmative defenses asserted by Viatek. On March 28, 2014, the Court granted the Company’s motion and dismissed PhotoMedex from the lawsuit. The Court also dismissed certain counterclaims and affirmative defenses asserted by Viatek, including Viatek’s counterclaims against Radiancy for antitrust, unfair competition, and tortuous interference with business relationships and Viatek’s affirmative defenses of unclean hands and inequitable conduct before the U.S. Patent and Trademark Office in procuring its patent. Radiancy had also moved for sanctions against Viatek for failure to provide meaningful and timely responses to Radiancy’s discovery requests; on April 1, 2014, the Court granted that motion. Viatek appealed both the sanctions ruling and the dismissal of Viatek’s counterclaims and defenses from the case, as well as PhotoMedex dismissal as a plaintiff; the Court has denied those appeals. The Court had appointed a Special Master to oversee discovery. A Markman hearing on the patents at issue was held on March 2, 2015. Viatek had requested an opportunity to supplement its patent invalidity contentions in the US case; Radiancy opposed that request. Radiancy had been granted permission by the US Court to supplement its earlier sanctions motion to include the legal fees and costs associated with preparing and prosecuting that motion; to date, Viatek has paid $83 in sanctions to Radiancy. Discovery and related court hearings continued in both the US and the Canadian cases.

On October 4, 2016, PhotoMedex, Inc., Radiancy, Inc. and Viatek Consumer Products, Inc. entered into General Releases under which the parties and the former and present corporations in which they were or are shareholders; each and every one of their corporations; and such corporations’ predecessors, former and present subsidiaries, parent entities, affiliates, divisions, licensees, receivers, distributors, successors and assigns, and the present, former and future officers, directors, employees and shareholders of the foregoing entities, and their heirs, executors, administrators, attorneys, associates, agents, successors, assigns, and anyone affiliated with or acting on behalf of any of them, from all actions, claims, liabilities, causes of action, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgments, extents, executions, claims, and demands whatsoever, in law, admiralty or equity, that a party or its affiliate ever had, now has or hereafter can, shall or may have, from the beginning of the world to the day of the date of the General Release including, but not limited to, the claims and counterclaims in the United States and Canadian litigation, as well as all claims and rights of Viatek arising out of or related to the Letter of Intent, dated August 5, 2016, between Photomedex, Radiancy and Viatek entitled Proposal to Acquire Certain Assets of Radiancy, Inc. As a result of these General Releases, both the United States and the Canadian litigation were dismissed without costs effective October 11, 2016.

See Item 3, Legal Proceedings, in the Company’s Form 10-K for the year ending December 31, 2015 for further information on pending legal actions involving the Company and its subsidiaries.

ITEM 1A. Risk Factors

Except as set forth below, as of September 30, 2016, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except as stated below.

Because the Company has sold its XTRAC excimer laser and VTRAC excimer lamp division, the risk factors concerning that division contained in Item 1A of the Company’s Form 10-K for the year ended December 31, 2015, as filed on March 16, 2015, are no longer applicable to the Company.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing.

On November 7, 2016, the Company received a request from The NASDAQ Stock Market LLC for information to assist NASDAQ in determining whether the Company could be deemed to be a “public shell,” which would raise potential public interest concerns. The request was triggered by the filing of the Company’s Form 8-K on October 5, 2016, in which the Company disclosed that it had entered into an Asset Purchase Agreement with ICTV Brands, Inc. under which ICTV would acquire the Company’s consumer products division. The sale of that division would be subject to a shareholder vote since the disposition would result in the sale of substantially all of the Company’s asset. As a result, NASDAQ has requested certain information regarding the Company’s on-going business in order to determine whether the Company may be deemed to be a “public shell”, raising potential public interest concerns, as set forth in Listing Rule 5100.1. The NASDAQ determination could affect the Company’s eligibility for continued listing on The Nasdaq Stock Market, pursuant to Listing Rule 5250(a)(1),2. The Company has been asked to provide this information by November 21, 2016.

In addition, the Company is required to hold an annual meeting of shareholders during each calendar year under Listing Rule 5620(a). The Company intended to hold its shareholder meeting for calendar year 2016 as part of the meeting in which shareholder approval for the sale of the consumer products division to ICTV Brands, Inc. would be solicited. The United States Securities and Exchange Commission has informed the Company that it intends to conduct a complete review of the preliminary proxy filed for that meeting. Due to the timing of that review, the Company may not be able to hold an annual meeting of shareholders in calendar year 2016, which may result in the receipt of a notice of delisting from NASDAQ.

On September 29, 2015, the Company received written notification from The NASDAQ Stock Market LLC that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days, and that the Company was therefore not in compliance with the requirements for continued listing on the NASDAQ Global Select Market under NASDAQ Marketplace Rule 5450(a)(1). The Notice provided the Company with an initial period of 180 calendar days, or until March 28, 2016, to regain compliance with the listing rules. The Company would regain compliance if the closing bid price of its common stock was $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period, as confirmed by written notification from NASDAQ. If the Company did not achieve compliance by March 28, 2016, NASDAQ would provide notice that its securities were subject to delisting from the NASDAQ Global Select Market. As of March 28, 2016, the Company’s bid price remained under $1.00 per share.

On March 10, 2016, trade in the Company’s common stock transferred to the NASDAQ Capital Market. This move to the Capital Market did not affect the trading of the Company's common stock. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market, but with less stringent listing requirements. The Company's common shares continued to trade on NASDAQ under the symbol "PHMD."

On March 30, 2016, the Company was notified by NASDAQ that its request for a six month extension of time in which to comply with the bid price requirement had been granted. The transfer of its stock from the NASDAQ Global Select Market to the NASDAQ Capital Market was part of the process to request and receive such an extension. PhotoMedex, while considering a range of available options to regain compliance with this continued listing standard, had provided written notice to NASDAQ of its intention to cure the minimum bid price deficiency during a second grace period by carrying out a reverse stock split, if necessary. At its 2015 annual meeting, PhotoMedex shareholders granted authority to the board of directors to implement, as needed, a reverse split in a ratio up to one common share for each five shares outstanding. The board had decided to delay acting upon that authority while the transaction with DS Healthcare, Inc. had been pending. However, if the Company did not achieve compliance by the end of the second six month grace period (September 26, 2016), NASDAQ could provide notice that its securities were subject to delisting from the NASDAQ Capital Market.

On September 9, 2016, PhotoMedex filed a Certificate of Amendment to its Restated Certificate of Incorporation, as amended, to implement a one-for-five (1-for-5) reverse stock split (the “Reverse Stock Split”) of its issued and outstanding shares of Common Stock, par value $0.01 per share.  The Reverse Stock Split was effective on September 23, 2016 at 12:00 AM (the “Effective Time”).  As a result of the Reverse Stock Split, each holder of five shares of Common Stock became the holder of one share of Common Stock immediately after the Effective Time.

All outstanding options, warrants, convertible notes or other rights convertible into or exercisable for shares of Common Stock were adjusted in accordance with their terms and pursuant to the exchange ratio of the Reverse Stock Split.  No fractional shares were issued in connection with the Reverse Stock Split; rather, any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share and no cash payment was made with respect to such rounding. As of the opening of The NASDAQ Capital Market on September 23, 2016, the Common Stock continued to trade on a Reverse Stock Split-adjusted basis under the trading symbol “PHMD.”

As a result, on October 7, 2016, Photomedex received written notification from NASDAQ that the Company has regained compliance with the minimum bid price requirements for continued listing on the Capital Stock market. The Company’s common stock had traded at $1.00 per share or greater for the preceding 10 consecutive business days, from September 23 to October 6, 2016. In the letter, Nasdaq advised the Company that this matter is now closed.

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

PHOTOMEDEX, INC.

Date November 14, 2016	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date November 14, 2016	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer

