Form 10-K
period 2016-12-31
PHOTOMEDEX INC
filed 2017-03-31
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-11635

PHOTOMEDEX, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-2058100 (I.R.S. Employer Identification No.)

2300 Computer Drive, Building G, Willow Grove, Pennsylvania 19090

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

Yes ☐ No ☒

As of March 31, 2017, the number of shares outstanding of our common stock was 4,361,094. The closing market price of our common stock as of March 30, 2017 was $1.81.

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

PART I

Item 1. Business

Our Company (dollar amounts in thousands except where indicated and for per-share amounts)

PhotoMedex, Inc., re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, and until the recent sale of the Company’s last significant business unit, as described below and in other sections of this report, has been a Global Health products and services company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We have provided proprietary products and services that address skin diseases and conditions including acne and photo damage. Our past experience in the physician market has provided the platform to expand our skin health solutions to spa markets, as well as traditional retail, online and infomercial outlets for home-use products. Through our subsidiary Radiancy, Inc., which was merged into PhotoMedex in 2011, our professional product line increased its offerings using Radiancy’s LHE medical device portfolio to include acne clearance, skin tightening, psoriasis care and hair removal sold to physician clinics and spas.

Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. During this time the Company has also sold off certain business units and product lines to support this restructuring culminating in PhotoMedex’s shareholders approving the sale of its consumer products division to ICTV Brands, Inc. on January 23, 2017, which represented the sale of substantially all of the Companies remaining assets (See Acquisitions and Dispositions - Pending Transaction below and Note 18 - Subsequent Event).

Reasons for the Asset Sale

The decision by the Board to approve the entry into the Asset Purchase Agreement with ICTV was based on a careful evaluation of the Company's strategic alternatives following an extensive strategic review process. Over the past two years, in an effort to find a buyer for this business, over 151 entities were contacted; only a few entities then entered into a non-disclosure agreement with the Company to conduct due diligence work, and none of those entities then made an offer for the business. Due to the Company’s financial condition and the uncertainty of the Company’s ability to continue as a going concern, the Company did not engage financial and legal advisors to prepare a fairness opinion on the ICTV deal, as such an opinion would be quite expensive and would strain the Company’s remaining financial resources. In addition, the Company did not feel a fairness opinion was necessary considering so much effort had been put into finding a suitable candidate and yet the Company ended up with only one offer for the purchase of the Radiancy Consumer Products Business, so it appeared there were no other offers available. After considering the Company's strategic alternatives, the opportunities for the rather immaterial operational assets following the sale of the Consumer Business, the Board determined that the sale of the Radiancy Business pursuant to the terms of the Asset Purchase Agreement was desirable and in the best interests of the Company.

Our Board considered a number of factors before deciding to enter into the Asset Purchase Agreement, including, among other things, the price to be paid by the Purchaser, the strategic and financial benefits that the Asset Sale will provide to the Company, the Company’s extensive search process with respect to the sale of the Radiancy Business that led the Company to enter into the Asset Purchase Agreement, the future business prospects of the Radiancy Business and the terms and conditions of the Asset Purchase Agreement. Our Board also considered the Company’s current financial condition, including that without an imminent injection of cash, we would likely default on certain outstanding indebtedness that could lead to the Company’s bankruptcy or liquidation.

Ultimately, the Board of Directors concluded that the price offered by ICTV was a fair offer for the consumer products division, given that the Asset Sale to ICTV represented the only deal available to the company that would likely close in a timely manner, that the previous deal would not be resumed as it was beyond the current capability of DS Healthcare, that the alternative of bankruptcy would wipe out shareholder equity and likely result in little to no payments to vendors, and that the Asset Sale would provide the Company with a cash infusion to achieve the following considerations and objectives:

•	The sale to ICTV would provide cash to the Company by which to pay outstanding debts to vendors and creditors.

•	In the process of locating buyers for the assets or finding alternative sources of financing, the management and Board members agreed to forebear on employment and board related payments in order to preserve the Company’s liquid assets and allow for its survival.

•	While there were certain outstanding payments that are due to the Board, those payments were not a defining concern to the Board during its review as the Board was seeking the best option it could find for the Company at that time. This was especially the case considering the Company only ever had a couple offers available to it and, ultimately, only ended up with one offer for final consideration. Without the sale of the consumer products division to ICTV, and as there were no other offers to purchase the Radiancy consumer products division available at the time, the Company would have no choice but to declare bankruptcy. The Board was well aware of this situation and, as a result, was not in a position to place its compensation issues front and center and, instead, is simply trying to complete a sale of the Assets so as to protect the Company from declaring bankruptcy.

•	A primary consideration for the board was the ability to resolve the outstanding payables to the Company’s trade creditors, while

•	allowing the Company space to determine what could be done with the relatively immaterial remaining LHE business assets, and

•	providing a clear path to enter into possible strategic transactions with regard to the Company, thus

•	allowing the Company to resume growth and provide some return to its shareholders.

•	Absent the completion of this transaction, the Board believed that PhotoMedex would have little recourse but to enter into a restructuring through bankruptcy.

•	The Board believed that entering into bankruptcy would likely reduce shareholder value significantly and result in vendors and other creditors of the Company receiving little return on their debts.

•	As a result, the Board believes that the sale of the consumer products division to ICTV is to the benefit of the company as the sale will allow the Company to continue its existence, satisfy its debts, and explore methods of increasing investment return to its shareholders.

As stated above, PhotoMedex has been engaged in an exhaustive and a multi-pronged effort over the past two and a half years to sell its consumer products division, either as an individual asset sale or through the sale of the subsidiary owning the Radiancy, Inc. division.

Following the purchase of LCA-Vision, Inc. (see Acquisitions and Dispositions, below), PhotoMedex defaulted upon its credit agreement (the “Credit Agreement”) with JP Morgan Chase in May 2014. At the time of the default, the entire $85 million credit arrangement under the Credit Agreement was outstanding. As a result of that default, and as a condition of the forbearance agreements that we had entered into with the Bank, the Company began marketing its various product divisions, both as independent offerings and as components in the overall sale of PhotoMedex itself, to numerous entities in order to obtain the funds to repay that Credit Agreement. The entire $85 million, plus applicable interest, was repaid in full to JP Morgan Chase in June 2015 following the sale of the Company’s LCA and XTRAC product divisions.

Beginning in mid-2014, PhotoMedex contracted with two investment banks (Canaccord Genuity, LLC and Nomura Securities, Inc.) to sell one, several or all of its product divisions and the Company itself. Through this process, Nomura contacted a total of 151 parties including financial sponsors and strategic parties for the Radiancy Business and/or parties who could provide incremental working capital to the Company. This process yielded 36 interested parties that signed a Non-Disclosure Agreement (NDA), and, subsequently, conducted a due diligence investigation of this division, including meetings with management, facility visits, and document review through a data room. None of these parties submitted Letters of Interest (LOI) for the purchase of the division.

While other sales of the LCA and XTRAC divisions were concluded and were monetarily sufficient to pay off in full the defaulted Credit Agreement, PhotoMedex’s overall finances had been negatively affected as a result of the default and the resulting prolonged forbearance workout process.

In the middle of 2015, after failing to locate a buyer for the consumer division, PhotoMedex terminated its engagement with Nomura as an investment bank. In light of its ongoing financial constraints, PhotoMedex engaged in short term lending facilities and continued to explore avenues to sell one or more of its business lines in order to raise needed capital for the Company. In particular, PhotoMedex made multiple attempts to market and sell the consumer products division. Following the termination of Nomura as an investment advisor, Photomedex maintained an active data room and entertained several entities that signed NDAs including Hawk Capital, Femme Pharma, Aerus Health, and the three entities which indicated interest in purchasing the consumer division and ultimately provided Letters of Intent: DS Healthcare, Viatek Consumer Products Group, Inc., and ICTV Brands, Inc.

In May 2015, the Company was introduced to the principals of DS Healthcare which led to our mutual companies entering into a series of agreements by which DS Healthcare would purchase not just the consumer products division, but Radiancy, Inc. itself, another subsidiary, PhotoMedex Technology, Inc. including its Neova skincare product line, as well as ancillary foreign subsidiaries and assets. However, as disclosed in the Company’s previous filings under Forms 8-K, 10-K and 10-Q, DS Healthcare had withheld material information from PhotoMedex during those negotiations, information which became public after the signing of the agreements to sell those assets and the public disclosure of the proposed transaction. That information resulted in a breach by DS Healthcare of the signed agreements and the resulting cancellation of the transaction with that company.

PhotoMedex then attempted to contact other parties who had, in the past, expressed an interest in purchasing the division, but at this time those parties were no longer interested in obtaining this product group. The only parties who expressed interest were Viatek Consumer Products Group, Inc., and ICTV Brands, Inc.

Viatek’s interest was in part an interest in the business and in part an attempt to settle ongoing patent infringement and commercial litigation between Radiancy, Inc. and Viatek. PhotoMedex entered into due diligence and negotiations with Viatek, as described in Background of the Asset Sale beginning on page 57. While Viatek provided an initial LOI, it then immediately began attempting to re-negotiate the deal, continually trying to lower the purchase price and more particularly, lower the guaranteed cash portion of the transaction.

PhotoMedex was also engaged in discussions with ICTV Brands. Its initial offer with regard to the consumer products division was not a purchase, per se, but rather a licensing agreement for the products of that division which would contain no specific guarantees with regard to payments to be received by the Company. As a result, at the time, PhotoMedex favored the Viatek transaction, both because it did provide some level of guaranteed cash payments and because it would also resolve longstanding litigation between the parties.

However, Viatek’s continuous attempts to lower the purchase price and the amount of guaranteed cash to be paid was a cause for concern by the board of PhotoMedex, particularly in light of Viatek’s past history of walking away from financial transactions. Under the terms of the Viatek LOI, PhotoMedex had agreed to a no-shop provision, and while that agreement was in force, the Company was restricted from seeking alternative buyers. At the time the board was re-evaluating the Viatek transaction, and attempting to reach an agreement with Viatek to terminate the LOI and settle the patent litigation, ICTV returned with a structured proposal to purchase the consumer products division in its entirety, with a guaranteed cash payment, a second payment guaranteed by a Letter of Credit, and then a royalty payment based upon future revenue streams.

The Board reviewed and compared the two transactions. Given that the ICTV Brands offer provided a final negotiated asset purchase agreement, guaranteed a higher cash payment and a longer-term royalty and thus a higher return to the Company, as compared to Viatek’s continued attempts to lower the transaction price while eliminating the upfront cash payment, the board determined that the ICTV Brands offer was a superior offer for the consumer products division.

Moreover, while the ICTV price was lower than that offered by DS Healthcare, the DS Healthcare offer was an all-stock deal which, if converted at the last traded price for DS Healthcare’s stock ($0.66/share) would be equal to or lower than the ICTV cash offer. At that time, there were no other offers for the product line, despite repeated and multiple attempts to market the line to other parties over the preceding two years. The DS Healthcare transaction had been terminated. DS Healthcare was not, at that time and to this day, in a legal or financial condition to close the transaction, given that it was not in compliance with its filings before the U.S. Securities and Exchange Commission and that its finances and stock price had materially suffered as a result of the events involving its board and executive officers. The only other offer on the table for the division was from a company, Viatek, which had already lowered its offer multiple times and was, at the time PhotoMedex received the offer from ICTV, attempting to lower its offer yet again and to remove any guaranteed cash payments from the offer.

The board recommended the sale of the division and the PhotoMedex shareholders agreed by approving the transaction on January 19, 2017 for several reasons. The sale to ICTV would provide cash to the Company with which to pay outstanding debts to vendors and creditors. In the process of locating buyers for the assets or finding alternative sources of financing, the management and board members agreed to forebear on payment of salaries and board-related payments to reduce the Company’s financial obligations and allow the Company to survive. While there were certain outstanding payments that are due to the board, those payments were not a defining concern to the board during its review. While the board was aware it would likely receive no compensation in the event of a bankruptcy reorganization, neither would the vendors or shareholders likely reach a favorable outcome in such a case. Thus, what was of greater concern was the ability to resolve the outstanding payables to the Company’s trade creditors, which would be necessary in order to allow the Company space to begin marketing its remaining LHE business line, and also offer a clear path to enter into possible strategic transactions with regard to the Company, which would allow the Company the opportunity to resume its growth and provide some return to its shareholders. Absent completion of this transaction, PhotoMedex would have no recourse but to enter into a restructuring through bankruptcy, which would wipe out all shareholder value and guarantee that the shareholders, vendors and other creditors of the Company would receive little to no value on their debts and investments. As a result, the board does not believe there were any negative factors with regard to the sale of the consumer products division to ICTV, as the sale will allow the Company to continue its existence, satisfy its debts, and explore methods of increasing the investment return to its shareholders.

Activities of PhotoMedex Following the Asset Sale

Following the Asset Sale, the Company plans to primarily focus on collecting the remaining payments, if any, from ICTV under the Letter of Credit, as well as any ongoing royalty payments (up to a maximum of $4.5 million in royalty payments from ICTV). We will also continue to defend and prosecute the existing litigation involving the Company (including the claim by the Company against DS Healthcare regarding the failed acquisition earlier in 2016), and will consider other strategic investments or alternatives for the Company including merger opportunities to build shareholder value as well as to determine what can be done to create value out of the remaining LHE assets despite their relatively immaterial value.

Liquidity and Going Concern

As of December 31, 2016, the Company had an accumulated deficit of $115,635 and shareholders deficit of $1,408. To date, the Company has dedicated most of its financial resources to sales and marketing, general and administrative expenses and research and development.

Cash and cash equivalents as of December 31, 2016 were $2,677, including restricted cash of $342. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as collecting amounts due from past sales of business assets and amounts due from asset sales that occurred after the year ending December 31, 2016 (see Acquisitions below and in other areas of this report). There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of a pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of collecting further amounts due from sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

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

The restricted cash account includes $253 from the Neova Escrow Agreement (see Acquisitions and Dispositions below). Restricted cash also includes $89 reflecting certain commitments connected to our leased office facilities in Israel. Additionally the Company gained access to previously restricted cash amounts of $724 that were held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015, from which $125 was paid to MELA Science, the purchaser of that business which amount was reflected within the loss from discontinued operations.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting immediate proceeds to the company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the three months ended September 30, 2016. (See Acquisitions and Dispositions below)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash payable in two tranches ($3 million at closing and $2 million 90 days after closing) plus a $4.5 million royalty agreement. (See Note 18 Subsequent Event and Acquisitions and Dispositions below). On January 23, 2017, the Company entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement. This transaction was completed on January 23, 2017.

All references to the Neova, the Consumer or Radiancy business and/or XTRAC product divisions within this Form 10-K are intended for historical purposes only and for the interpretation of past revenue and business results, and do not form a part of the Company’s future business and revenue plans.

Acquisitions and Dispositions (dollar amounts in thousands except where indicated and for per-share amounts)

On May 12, 2014, PhotoMedex acquired 100% of the shares of LCA-Vision Inc. ("LCA-Vision" or "LCA"); the Company then sold 100% of the shares of LCA for $40 million in cash effective January 31, 2015. The results of operations of LCA-Vision have been included into the Company's consolidated financial statements for the year ended December 31, 2015 as a discontinued operation.

On June 22, 2015, the Company, sold the assets, and related liabilities, of the XTRAC and VTRAC business for $42.5 million in cash, including restricted cash of $750 to be held in escrow for twelve months.

The Company used the proceeds from the sale of the LCA and XTRAC/VTRAC transactions to fully pay off and satisfy the $85 million senior secured credit facilities entered into with JP Morgan Chase as part of financing the acquisition of LCA.

On March 31, 2016 we completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line for $220 ($110 was received as a refundable deposit during December 2015 in advance and $110 was received in April 2016), pursuant to the Agreement for Sale of Assets dated March 31, 2016. Management does not believe that the sale of the Omnilux product line represented a strategic shift for the Company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations. The Company recorded a loss on the disposal of those assets in the amount of $843 for the year ended December 31, 2016.

Sale of Neova product line

On August 30, 2016, the Company and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement (the “Neova Asset Purchase Agreement”) with Pharma Cosmetics Laboratories Ltd., an Israeli corporation, and its subsidiary Pharma Cosmetics Inc., a Delaware corporation (together “PHARMA”) to acquire the Neova® skincare business (the “Transferred Business”) from PTECH, for a total purchase price of $1.8 million (the “Neova Purchase Price”). This transaction was completed on September 15, 2016, (the “Closing Date”). On that date, pursuant to the terms of the Neova Asset Purchase Agreement, PHARMA acquired all of the assets related to and associated with the Transferred Business, including but not limited to intellectual property, product inventory, accounts receivable and payable, and other tangible and intangible assets connected with the conduct of that Transferred Business. In exchange for these assets, the Company received a net payment from PHARMA of $1.5 million, subject to a post-closing working capital adjustment.

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

Management does not believe that the sale of the Neova product line represents a strategic shift for the company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations. The Company recorded a loss on the disposal of those assets in the amount of $1,731 for the year ended December 31, 2016.

The Neova Purchase Price is subject to a post-closing working capital adjustment, pursuant to which the Neova Purchase Price paid to the Company at closing will be adjusted up or down by an amount equal to the difference between the defined actual working capital and the target net working capital of $200. Target working capital is defined as the net Accounts Receivable less trade Accounts Payable related to the Transferred Business as of the closing date. The Neova Asset Purchase Agreement also contains customary representations, warranties and covenants by each of the Company, PTECH and PHARMA, as well customary indemnification provisions among the parties. There is not expected to be any working capital adjustment as of the measurement date which was 60 days after closing.

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

Sale of Radiancy Consumer Products line

On October 4, 2016, the Company and its subsidiaries Radiancy, Inc., a Delaware corporation (“Radiancy US”), Photo Therapeutics Ltd., a private limited company incorporated under the laws of England and Wales (“PHMD UK”), and Radiancy (Israel) Limited, an Israel corporation (“Radiancy Israel” and, together with the Company, Radiancy, and PHMD UK, “PHMD”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ICTV Brands, Inc., a Nevada corporation (“ICTV Parent”), and its subsidiary ICTV Holdings, Inc. a Nevada corporation (the “Purchaser” and together with together with ICTV Parent, “ICTV”) pursuant to which ICTV will acquire PHMD’s consumer products division, including its no!no!® hair and skin products and the Kyrobak back pain management products (all such consumer products, the “Consumer Products”) and the shares of capital stock of Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong (the “Hong Kong Foreign Subsidiary”), and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (the “Brazilian Foreign Subsidiary” and together with the Hong Kong Foreign Subsidiary, the “Foreign Subsidiaries”) (collectively, the “Transferred Business”) from PHMD, for a total purchase price of $9.5 million (the “Purchase Price”) including $3 million in cash at closing, $2 million of cash 90 days after closing collateralized by a letter of credit, and a $4.5 million royalty on future sales of the product line

The Purchase Price will be paid as follows:

•	ICTV placed Three Million Dollars ($3,000) in immediately available funds in an escrow account in ICTV’s counsel’s IOLTA Trust Account to be held by ICTV’s counsel as escrow agent under an escrow agreement among PHMD, ICTV and certain investors in ICTV Parent’s securities (the “Escrow Agreement”). These funds will be paid to PHMD on the Closing Date of this transaction.
•	On or before the ninetieth (90th) day following the Closing Date of this transaction, ICTV will pay PHMD Two Million Dollars ($2,000) in immediately available funds.
•	The remaining Four Million Five Hundred Thousand Dollars ($4,500) will be paid by ICTV to PHMD under a continuing royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by ICTV or its Affiliates from sales of the Consumer Products commencing with net cash actually received by the Purchaser or its Affiliates from and after the Closing Date of this transaction and continuing until the total royalty paid to PHMD reaches that amount. Royalty payments will be made on a monthly basis in arrears within thirty days of each month end. PHMD will receive thirty five percent (35%) of net cash actually received by ICTV through Consumer Products sold through live television promotions less certain deductions and six percent (6%) of all other sales of Consumer Products.

As part of this Transaction, ICTV will also acquire from PHMD all of the shares of capital stock of the Foreign Subsidiaries.

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

In connection with the sale of the Transferred Business, on October 4, 2016, the parties entered into an Escrow Agreement and a Transition Services Agreement.

Under the Escrow Agreement, ICTV deposited $3,000 of the Purchase Price into an escrow account which will be released to PHMD upon closing.

Under the Transition Services Agreement, PHMD will continue to provide certain accounting, benefit, payroll, regulatory, IT support and other services to ICTV for periods ranging from approximately three to up to nine months following the Closing. During those periods, ICTV will arrange to transition the services it receives to its own personnel.  In consideration for such services, ICTV will pay to PHMD the documented costs and expenses incurred by PHMD in connection with the provision of those services and the documented lease costs including monthly rental and any utility charges incurred under the applicable leases and will reimburse PHMD for the documented costs and expenses incurred for the continued storage of inventory and raw materials at warehouse locations, and for services for fulfilling and shipping orders for such inventory and the payroll, employment-related taxes, benefit costs and out of pocket expenses paid to or on behalf of employees. ICTV shall also have the right to continue occupying certain portions of the Orangeburg, New York facility of PHMD’s Radiancy, Inc. subsidiary for a period of time.

Also on January 23, 2017, (the “Closing Date”), the Company and its subsidiaries completed the disposition of the Transferred Business to ICTV. On that date, pursuant to the terms of the Asset Purchase Agreement as amended, ICTV acquired all of the assets related to and associated with the Transferred Business, including but not limited to intellectual property, product inventory, accounts receivable and payable, and other tangible and intangible assets connected with the conduct of that Transferred Business. In exchange for these assets, the Company received on the Closing Date an initial net payment from ICTV of $3.0 million.

Upon entering into the ICTV asset purchase agreement, the Company recorded an impairment of the consumer segment’s goodwill in the amount of $ 2,257 and intangible asset in the amount of $1,261 for the period ended September 30, 2016. Consequently, the Company is not expected to record significant gain or loss from the transaction contemplated under the Asset Purchase Agreement upon closing in January 2017 (see Note 18 Subsequent Event and Acquisitions and Dispositions).

On January 23, 2017, PhotoMedex, Inc. (the “Company”) (Nasdaq and TASE: PHMD) and its subsidiaries Radiancy, Inc., (“Radiancy”), PhotoTherapeutics Ltd. (“PHMD UK”), and Radiancy (Israel) Limited, (“Radiancy Israel” and, together with the Company, Radiancy, and PHMD UK, the “Sellers” and each, a “Seller”) entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company and its subsidiaries, and ICTV Brands Inc. (“Parent”) and ICTV Holdings, Inc. (“Purchaser” and together with Parent, the Company, Radiancy, PHMD UK and Radiancy Israel, the “Parties” or singularly a “Party”) under which Purchaser agreed to acquire the consumer products division of PhotoMedex and its subsidiaries (the “Acquisition”), which includes, among other products, the no!no!® Hair and Skin and the Kyrobak pain management products (the “Transferred Business”). This transaction was previously reported on a Current Report filed on Form 8-K on October 5, 2016 and in a Definitive Proxy on Schedule 14A on December 16, 2016.

The First APA Amendment revised the definition of Business Assets and Assumed Liabilities in the Asset Purchase Agreement, as set forth in the attached exhibit. It also modified the first sentence of Section 5.5(b) of the Asset Purchase Agreement to provide that the Parent, Purchaser, or an affiliate would take the necessary steps to establish and implement “employee benefit plans” within the meaning of Section 3(3) of ERISA and a 401(k) plan intended to be qualified under Section 401(a) of the Code (collectively, “Applicable Plans”) in which employees of the consumer products division who are hired by Purchaser shall be eligible to participate from and after the date of establishment. These steps are to be taken as soon as reasonably practicable after the Closing Date (defined below) of the Transaction, or a later date agreed to by the Parties or permitted under the Transition Services Agreement (defined below), but no later than 60 days after the Closing Date. The First APA Amendment also replaced the initial Disclosure Letter delivered by the Sellers to Purchaser concurrently with the execution of the Asset Purchase Agreement in its entirety with an amended Disclosure Letter.

Finally, the First APA Amendment modified the Letter of Credit issued in connection with the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Purchaser agreed to pay to the Company $2.0 million on or before the ninetieth (90th) day following the Closing Date. This amount is guaranteed by an original letter of credit for the benefit of the Company made by a third party; however, under its original terms, the Letter of Credit was valid until the earlier of 180 days after the letter of credit was issued, or April 4, 2017, or until full payment upon demand and presentation on or January 3, 2017. Accordingly, the parties agreed to extend the term of the Letter of Credit to 100 days after the Closing Date.

Also on January 23, 2017, the Company and its subsidiaries entered into a First Amendment (the “First TSA Amendment”) to the Transition Services Agreement (the “Transition Services Agreement”) between the Company and its subsidiaries and Parent and Purchaser, pursuant to which the Company and its subsidiaries will provide the Purchaser with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three to up to one year following the Closing Date. During that time the Purchaser will arrange to transition the services it receives to its own personnel. The First TSA Amendment revised references in the Transition Services Agreement from “Effective Date” to “Closing Date”, and amended the fifth recital in its entirety to clarify specifications regarding the lease for certain premises in Israel by and between Radiancy Israel and the landlord for those premises. Furthermore, the sale of assets to ICTV Brands, Inc. represented the sale of substantially all the remaining operational assets of the Company. Consequently, the Company did not present discontinued operations in respect of the sale of the remaining consumer products because the Company had immaterial remaining operations.

TERMINATION OF PENDING TRANSACTION

On February 19, 2016, the Company, Radiancy, Inc., a wholly-owned subsidiary of the Company (“Radiancy”), DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), entered into an Agreement and Plan of Merger and Reorganization (the “Radiancy Merger Agreement”) pursuant to which Radiancy was to merge with Merger Sub A, with Radiancy as the surviving corporation in such merger (the “Radiancy Merger”). Concurrently, PHMD, PTECH, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”), entered into an Agreement and Plan of Merger and Reorganization (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”) pursuant to which PTECH was to merge with Merger Sub B, with PTECH as the surviving corporation in such merger (the “P-Tech Merger” and together with the Radiancy Merger, the “Mergers”). As a result of the Mergers, DSKX would become the holding company for Radiancy and PTECH. The Mergers were expected to qualify as tax-free transfers of property to DSKX for federal income tax purposes.

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

Discontinued Operations

As stated above, on May 12, 2014, the Company acquired LCA.

LCA is a provider of fixed-site laser vision corrections services at its LasikPlus® vision centers. This business, from May 2014 through December 31, 2014, was a fourth business segment for the Company, referred to as the Clinics Segment, through which the Company briefly provided fixed-site laser vision correction services at its LasikPlus® vision centers.

Effective January 31, 2015, influenced by the Chase Credit Agreement defaults of August 2014 and after preliminary investigations and discussions, the Company, and LCA entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Vision Acquisition, LLC ("Vision"), under which Vision acquired LCA and its subsidiaries from PhotoMedex for a total purchase price of $40 million in cash (the "Purchase Price"). After giving effect to working capital and indebtedness adjustments and the payment of professional fees, the Company realized net proceeds of approximately $37.7 million from this sale. The Company used the proceeds from this transaction to pay down portions of its outstanding revolving line of credit and term loan under the Credit Agreement.

Based on the above information, the Company accordingly classified this former segment as held for sale and discontinued operations in accordance with ASC Topic 360. For the statement of operations, the activity related to LCA is captured as discontinued operations through the disposal date of January 31, 2015.

XTRAC® EXCIMER LASERS

XTRAC is an excimer laser technology used to treat psoriasis and other skin diseases for which there are no cures.

Also influenced by the Chase Credit Agreement default occurring in August 2014 and continuing until the debt was repaid in June of 2015, the Company, entered into a Purchase Agreement (the "Purchase Agreement") with MELA Sciences, Inc. ("MELA"), under which MELA acquired the XTRAC business and its India subsidiary from PhotoMedex for a total purchase price of $42.5 million in cash (the "Purchase Price") including an escrow of $750.

Based on the above information, the Company accordingly classified these related assets as held for sale and discontinued operations in accordance with ASC Topic 360. For the statement of operations, the activity related to the XTRAC business is captured as discontinued operations thru the disposal date of June 22, 2015.

Our Key Strategies

Our technologies, products and research efforts have been directed to addressing a worldwide aesthetic industry valued at more than $34 billion annually. In December 2011, PhotoMedex merged with Radiancy Inc. which brought to PhotoMedex the no!no!® line of home-use consumer products for hair removal, acne treatment, skin rejuvenation and lower back pain. Radiancy also markets capital equipment to physicians, salons and med spas for hair removal, acne treatment, skin tightening and rejuvenation and psoriasis care. In addition to a synergistic product line, Radiancy possesses a proprietary consumer marketing engine built upon direct-to-consumer sales and creative marketing programs that drive brand awareness. After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and then concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the sale of the Neova and consumer products lines as reported above. See above – Our Company, Acquisitions and Dispositions for more information.

Following these product line and asset sales, the Company plans to focus primarily on collecting the remaining payments, if any, from ICTV under the Letter of Credit, as well as any ongoing royalty payments (up to a maximum of $4.5 million in royalty payments from ICTV). We will also continue to defend and prosecute the existing litigation involving the Company (including the claim by the Company against DS Healthcare regarding the failed acquisition earlier in 2016), and will consider other strategic investments or alternatives for the Company including merger opportunities to build shareholder value as well as to determine what can be done to create value out of the remaining LHE assets despite their relatively immaterial value.

Expertise in Global Consumer Marketing

Until the recent sale to ICTV in January 2017, we had developed and owned a highly advanced consumer sales engine accompanied by creative marketing programs, well-tested and successful direct-to-consumer marketing strategies and a global distributor and retail network. That network was used to market the no!no!® products throughout the world and in multiple countries, through infomercials and print, radio other television advertising worldwide, online, on home shopping channels and at stores and kiosks.

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

We had focused our efforts on addressing the above-mentioned trends in all three of our core business segments including the consumer and physician recurring segments, (which the product portfolio underlying each of these two business segments have now been sold to third parties – see Sale of Consumer product line and Sale of Neova product line above) and the professional segment. We are now primarily focused on collecting the remaining payments, if any, from sales of business assets. We will consider other strategic investments or alternatives for the Company, including merger opportunities to increase shareholder value as well as determine what can be done to create value out of the remaining LHE assets despite their relatively immaterial value.

In the last two years our three main sources of revenue have been generated from our three business segments: the Consumer segment, the Physician Recurring segment and the Professional segment. The remaining LHE product lines generates revenue as part of the Professional segment. We also operated the XTRAC business through June 22, 2015 which generated Physician Recurring revenues from our USA business and Professional revenues from our International operations.

Consumer Segment

•	Selectively expand into additional geographic markets. Part of our growth strategy included implementing a global multichannel sales and marketing strategy. Our ability to grow organically was significantly dependent upon the ability to advertise our products locally in a cost effective manner. The availability of cost effective advertising was irregular and volatile at times. We continued to explore ways to expand our product distribution efforts to selective foreign markets where we could effectively advertise our products to our targeted demographic audience. Although our subsidiary operations are much more limited following the sale of the consumer business to ICTV in January 2017, we continue to have operations in North America, United Kingdom, Israel and Hong Kong.

•	Market for sale the LHE product line into additional health and wellness channels. The LHE medical device line of professional products is the technology upon which Radiancy, Inc. was founded. Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. The hand-held product portfolio is included with the assets being sold to ICTV. The professional line of products, however, is not part of the sale to ICTV and will remain with the Company. However, their value is relatively immaterial and it is uncertain if anything can be done to create shareholder value out of these remaining assets.

Physician Recurring Segment

NEOVA® PHYSICIAN-DISPENSED SKIN CARE

Until the sale of the product line to Pharma Cosmetics, Inc. in September 2016, our NEOVA skin care line was designed as a therapeutic intervention for preventing premature skin aging due to UV-induced DNA damage. The topical technology seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. Copper has been studied for more than 20 years for its wound healing applications. Research suggests that copper can be used to improve the elasticity of skin and is complementary to DNA repair enzymes, which repair damage caused by sunlight and other UV rays.

The NEOVA technology represented another opportunity to integrate our marketing platform with our direct sales force for plastic surgeons and dermatologists, which has traditionally been responsible for furthering market adoption of NEOVA products. Through a direct-to-consumer initiative, we sought to drive consumers to medical practices for NEOVA as well as to our website to buy direct.

We held several patents related to the NEOVA technology, as well as the ability to draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.

Professional Segment

LHE SKINCARE DEVICES

Sales under the professional business segment are mainly generated from capital equipment, namely our LHE® brand products.

Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne.

LHE capitalizes upon the principles of selective photothermolysis, which is a type of photo (or light-based) therapy in which heat is generated using selective absorption of light within the targeted tissue. Selective photothermolysis entails precisely targeting a pigmented tissue or structure with a specific wavelength of light that is absorbed into and limited to the target area of the skin but does not penetrate into surrounding areas. Heat is also produced and directed to the target with minimal effect on surrounding skin.

There are many phototherapy options available for patients today, including laser and intense pulse light (IPL), although we believe that we have optimized the light/heat relationship in our LHE products, there are many phototherapy options available for patients today including laser and intense pulse light (IPL). These factors together with the relatively immaterial value of the LHE assets and the Professional segment as of December 31, 2016, discontinued operations were not presented to reflect the sale of the consumer products division to ICTV Brands, Inc. that occurred in January 2017.

In contrast, LHE technology was developed with the objective of efficiently using both light and heat energy to provide a greater treatment advantage. In doing so, LHE® brand products can deliver less energy density to the target skin area, which is believed to create a safer, more efficient product. In addition, balancing light and heat enables phototherapy treatments for more sensitive skin types as well as a broader spectrum of hair colors.

As a result of our LHE technology, we have created an LHE® brand professional product line designed for clinical efficacy in a variety of applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. The competitive advantages LHE products enjoy over the competition include its excellent performance and safety record, low operational costs, ease of operation, versatility and cost flexibility. We believe we have a market opportunity as physicians and skin care providers are seeking a product which offers an efficient and safe product at a lower price point, which we believe our LHE technology provides. In addition, lasers and IPL Technology carry with them an inherent risk of patient burns, and depending upon the conditions being treated, may require longer and more extensive treatment times to effect a result. The Company will refocus its efforts on its LHE products after the closing of the ICTV transaction.

Although we currently distribute this product line through a network of medical device distributors, the activity of this product line is relatively immaterial and generally reflects only the occasional sale of replacement parts to the installed based on past equipment sales.

Our Products

In the past, we have emphasized the development of physician-endorsed skin related products based on science. Once cleared for use by the required regulatory agencies, like the FDA, these products are commercialized through a systematic, proprietary marketing program that we view as integral to our business success. Some of our products, which are described in more detail below, have generated significant revenue for us. Our primary technology and product platforms contributing to this revenue are described below.

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

These platforms have included:

•	Our Thermicon® technology and no!no!® product line; (see Acquisitions and Dispositions)

•	Professional equipment built upon our Light and Heat Energy (LHE®) technology which was also incorporated into some of the consumer devices until they were sold to ICTV; (the remaining LHE assets as of December 31, 2016, have only immaterial value to the Company)

•	Our topical NEOVA® formulations to combat UV-induced damage causing premature skin aging; (see Acquisitions and Dispositions)

•	Our Kyrobak® technology which incorporates Continuous Passive Motion (CPM) and Oscillation Therapy is for the relief of unspecified, lower back pain; (see Acquisitions and Dispositions)

THERMICON® HEAT TRANSFER TECHNOLOGY

Until the sale of the consumer product portfolio to ICTV, our no!no!® hair removal products were built upon our proprietary heat-based Thermicon® brand technology to address consumer concerns over perceived limitations of existing hair removal products, including safety and pain, and to overcome inherent limitations of light-based hair removal solutions. Unlike other products that use methods that are painful, have side effects, are limited in body areas that can be treated or that emanate from the principle of selective thermolysis, the Thermicon® brand devices are based on heat only and are therefore applicable for all hair colors and skin types, can be used on all body areas, and if used per instructions do not have adverse events, and are virtually painless. Thermicon® brand devices utilize a high-temperature thermodynamic wire filament that is activated when the devices are moved in contact with and across the treatment area. We believe that the no!no!® brand hair removal products have several advantages over existing products for both the consumer and professional hair removal market, including:

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

We marketed a full line of consumer products based on the patented Thermicon® brand technology. These products are sold globally through infomercials and television shopping channels, retail stores, online shopping websites and worldwide strategic distribution agreements.

Since 2007, we have introduced a series of no!no! devices. Every product evolution—from the no!no! Classic™, the no!no! Hair™, the no!no! Hair for Men™, the no!no! Plus™ to the no!no! PRO 3™ and the no!no! PRO 5™—represents continued innovation and product line extension. Notably, each of the prior brands was still marketed even as we continued to introduce new product extensions like the no!no! Micro and no!no! Ultra launched in 2014.

LIGHT AND HEAT ENERGY (LHE®)

Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source. This technology is used primarily in our professional products, which entail capital equipment sold to physicians and skin care specialists worldwide. This technology had also been adapted to the hand-held consumer line of products like no!no! Skin, a medical device for acne which was included as part of the product portfolio sold to ICTV in January 2017.

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

Although we believe that we have optimized the light/heat relationship in our LHE products, there are many phototherapy options available for patients today, including laser and intense pulse light (IPL). These factors together with the relatively immaterial value of the LHE assets and the Professional segment as of December 31, 2016, discontinued operations were not presented to reflect the sale of the consumer product division to ICTV Brands, Inc. that occurred in January 2017.

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

NEOVA® PHYSICIAN-DISPENSED SKIN CARE

Until the sale of the skin care product line to Pharma Cosmetics, Inc. in September 2015 (see Acquisitions and Dispositions) the NEOVA skin care line was designed as a therapeutic intervention for preventing premature skin aging due to UV-induced DNA damage. The topical technology seeks to repair photo-damaged skin using a novel combination of two key ingredients: DNA repair enzymes and our Copper Peptide Complex®. Copper has been studied for more than 20 years for its wound healing applications. Research suggests that copper can be used to improve the elasticity of skin and is complementary to DNA repair enzymes, which repair damage caused by sunlight and other UV rays.

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

We previously held, until the sale to Pharma Cosmetics, several patents related to the NEOVA technology, as well as the ability to draw upon more than 150 peer-reviewed journal articles that provide scientific support for these ingredients.

Competition

The markets in which we have participated are highly competitive. Certain of our competitors are larger than us and have substantially more resources. As it pertains to the aesthetic device market, this arena is complex and highly competitive—both for home use and treatment in a physician’s office. Over the past several decades, the aesthetics technology market has changed considerably due to technological innovation and discoveries. We are exposed to competition from small, closely held, specialized aesthetic device companies, and several public companies, such as Syneron Medical Ltd. (ELOS-NASDAQ), Cynosure Inc. (CYNO-NASDAQ) and Valeant Pharmaceuticals, Inc. (VRX-NYSE).

We believe that a significant barrier to entry into an applicable market is the cost basis of the product and our products were based upon a proprietary technology that allowed us to build products inexpensively. From a marketing standpoint, if competitors are developing a product that may compete with our products they then become tasked with the challenge of building the marketing for that product. We invested roughly $13 million in 2016 in marketing and advertising. Furthermore, our intellectual property position has also likely served as a deterrent to companies to compete against our brands.

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

Research and Development

Our research and development expenditures were approximately $1.2 million in 2016 and $1.3 million in 2015. As of January 23, 2017 the research and development personnel were transferred to ICTV in connection with the closing of the sale of the consumer product line assets. See ITEM 1. Business-Our Company, Acquisitions and Dispositions above for more information.

Our research and development activities were focused on:

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

Our policy is to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we seek to mitigate the impact of such expirations by seeking protection of improvements. In connection with the sales of our Neova product line and our Consumer Products division to Pharma Cosmetics and ICTV Brands, respectively, we transferred the intellectual property associated with those product lines, including patents, to their respective purchasers. As of December 31, 2016, we had 12 issued patents and 1 patent applications. In the U.S. alone, our business is protected by 3 patents.

We also relied on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Our products and services are offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encouraged customer loyalty and aided in the differentiation of our products from competitors’ products. . In connection with the sales of our Neova product line and our Consumer Products division to Pharma Cosmetics and ICTV Brands, respectively, we transferred the intellectual property associated with those product lines, including trademarks and trade names, to their respective purchasers. Accordingly, we had 20 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our products. These include 9 trademarks issued in the U.S. and 11 trademarks issued in the rest of the world. We periodically review the trademarks in our portfolio for usefulness with our existing and anticipated product lines; as a result, certain trademarks which were no longer in use in our business were not renewed.

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

Employees

As of March 30, 2017, we had 6 full-time employees devoted to the ongoing business of the Company, which consisted of two executive officers and 4 finance, legal and administration staff. We do however, still technically employ personnel on behalf of ICTV in connection with the sale of the consumer business in January 2017 in connection with assisting the transition of that business to ICTV and will continue to employ these people at the direction of ICTV until such time that ICTV has its systems in place to seamlessly affect such transition. ICTV contractually reimburses the Company for the full cost of providing such transition services.

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

Risk factors relating to acquisition of First Capital Real Estate Development Business

Failure to complete the acquisition could negatively impact the stock price and the future business and financial results of the Company.

As noted in Item 1. Liquidity and Going Concern, the Company has issued a going concern notice to its shareholders.  The Company anticipates that the acquisition of this new line of business will bring renewed liquidity and growth to the Company; however, as the latter stages of this acquisition require approval by the Company’s shareholders at a to-be-called special meeting, there is no assurance that the proposals relating to the acquisition to be presented at the special meeting will be approved, and there is no assurance that the Company or First Capital Real Estate Operating Partnership, L.P., and First Capital Real Estate Trust Incorporated (together, “First Capital”) will receive any necessary regulatory approvals or satisfy the other conditions to the completion of the acquisition. If the acquisition is not completed for any reason, the Company will be subject to several risks, including the possible payment of a termination fee and related costs, the loss of other business ventures as a result of the restriction on the Company’s investigation of other avenues of revenue under the Contribution Agreement, and having had the focus of management of the Company directed toward the acquisition and integration planning and diverted from the Company’s other business and other opportunities that could have been beneficial to the Company.  In addition, if the acquisition is not completed, the Company will not realize any of the expected benefits of having completed the acquisition and will continue to face the non-acquisition related risks outlined in this Form 10-K, Annual Report for the calendar year ending December 31, 2016.

If the acquisition is not completed, the price of the Company’s common and preferred stock may decline (i) to the extent that the current market price of that stock reflects a market assumption that the acquisition will be completed and that the related benefits and synergies will be realized, or (ii) as a result of the market’s perceptions that the acquisition was not consummated due to an adverse change in the Company’s or First Capital’s business or financial positions. Further, if the acquisition is not completed, the price of the Company’s stock could decline as a result of employees, customers, suppliers, and others remaining uncertain about the Company’s future prospects in the absence of the acquisition.

In addition, if the acquisition contemplated with First Capital is not completed and the Company’s board of directors determines to seek another merger or business combination, there can be no assurance that such a transaction, if consummated, would create Company stockholder value comparable to the value that might have been created had the acquisition been completed.

Litigation against the Company or First Capital could result in an injunction preventing completion of the acquisition, or the payment of damages in the event the acquisition is completed. Such outcomes could adversely affect the Company’s business, financial condition or results of operations.

One of the conditions to the closing of the acquisition is that no order issued by a governmental authority of competent jurisdiction or law or other legal restraint or prohibition making the acquisition illegal or permanently restraining, enjoining, or otherwise prohibiting or preventing the consummation of the acquisition or the other transactions contemplated by the Contribution Agreement be in effect. Consequently, if any plaintiffs in a litigation against the Company or First Capital, or any of their respective directors, secures injunctive or other relief prohibiting, delaying, or otherwise adversely affecting the Company’s ability to complete the acquisition, such injunctive or other relief may prevent the acquisition from becoming effective within the expected time frame or at all. If completion of the acquisition is prevented or delayed, substantial costs to the Company could result. In addition, the Company could incur significant costs in connection with lawsuits, including costs associated with the indemnification of the Company’s directors and officers.

If all stages of the acquisition are completed, the Company may not be able to successfully integrate the acquired real estate business or realize the anticipated benefits of the acquisition.

Realization of the anticipated benefits in the acquisition will depend on the Company’s ability to successfully integrate the operations of the real estate development business into the Company. A successful integration will require that the Company devote significant management attention and resources to integrating its business practices, operations, and support functions into a public company structure. The challenges the Company may encounter include preserving customer, supplier, and other important relationships and resolving potential conflicts that may arise as a result of the acquisition, addressing differences in business cultures, preserving employee morale, and retaining key employees while maintaining focus on meeting the operational and financial goals of the Company and the real estate development business, and adequately addressing other business integration issues.  The process of integrating a real estate development business, the diversion of management’s attention from other business efforts, and any subsequent delays in the integration process, could adversely affect the Company’s business and financial performance and the market price of the Company’s stock.

Following the acquisition, the Company may be unable to retain key employees.

The success of the Company after the acquisition will depend in part upon its ability to retain key employees who may depart either before or after the acquisition because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company following the acquisition. Accordingly, no assurance can be given that the Company will be able to retain key employees to the same extent as in the past.

The Contribution Agreement limits the Company’s ability to pursue an alternative acquisition proposal and requires that the Company pay a termination fee if it does.

The Contribution Agreement prohibits the Company from soliciting, initiating, encouraging, or facilitating certain acquisition proposals with any third party, subject to exceptions set forth in the Contribution Agreement.  The Contribution Agreement also provides for the payment by either party of a termination fee of the cost incurred by the non-terminating party in negotiating the transaction, if the other party terminates the Contribution Agreement.  These provisions limit the Company’s ability to pursue offers from third parties that could result in greater value to the Company’s stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an acquisition proposal with the Company.

The shares of Company common and preferred stock to be received by First Capital stockholders as a result of the acquisition may have different rights from other shares of the Company’s common and preferred stock.

Following completion of each stage of the acquisition, the First Capital stockholders will receive shares of common and/or preferred stock in the Company.  Those shares may be subject to different rights than those held by earlier shareholders of the Company. This disparity could adversely affect existing Company shareholders.

The Company’s ability to use its net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of “ownership changes” of the Company caused by the transaction. In addition, the amount of such NOL carryforwards could be subject to adjustment in the event of an IRS examination.

If a corporation undergoes an “ownership change” under Section 382 of the Code as a result of the acquisition, the amount of its pre-change net operating losses, or “NOLs”, that may be utilized to offset future taxable income will be subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the applicable testing period (generally three years). The annual limitation generally is determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by recognized built-in gains or reduced by recognized built-in losses in the assets held by the corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

The Company’s NOLs, which for federal income tax purposes expire over the next 20 years, may be subject to an annual limitation under Section 382 of the Code as a result of the completion of one or more stages of the acquisition.  Consequently, the Company’s ability to utilize its pre-change NOLs may be subject to an additional layer of limitations imposed by Section 382 of the Code. The amount of the NOL carryforwards is subject to review and audit by the Internal Revenue Service (the “IRS”), and there can be no assurance that the benefit of such NOL carryforwards will be fully realized.

The acquisition may not qualify for special tax treatment, for example, as a tax-free reorganization for U.S. federal income tax purposes, resulting in certain shareholders’ recognition of taxable gain or loss in respect of their stock.

There is currently no opinion as to whether the acquisition will qualify for special tax treatment, as, for example, a tax-free reorganization for U.S. federal income tax purposes. Moreover, there is no requirement that the Company take all actions to ensure that the acquisition so qualifies and, therefore, no assurance can be given that the acquisition will qualify for any certain tax treatment, including as a tax-free reorganization, or that the Internal Revenue Service or the courts will not assert that the acquisition fails to qualify as such. If the acquisition does not qualify as a tax-free reorganization, some holders of stock may be required to recognize gain or loss or incur other taxable consequences as a result of this transaction.

Factors involving the real estate investment business

The following risk factors are associated with a proposed transaction involving the acquisition of certain real estate investments from First Capital Real Estate Operating Partnership, L.P. and First Capital Trust Inc. (together First Capital).  Should the transaction be completed, as more fully described in Note18 Subsequent Events, then these risks will become applicable to the Company and its business and financial operations.

The Company is entering into a new business line and, therefore, there is only a limited history upon which investors can evaluate the Company’s performance and its future business prospects.

The Company has entered into a Contribution Agreement with First Capital on March 31, 2017, pursuant to which it is planned that First Capital will contribute real estate assets to the Company on a staggered schedule, beginning with the contribution of $10 million in assets at the close of the initial transaction, currently scheduled to occur on or before May 17, 2017.  This Contribution Agreement represents a new business line for the Company, which has no experience in the real estate sector.  The Company will be relying on the experience of the principals of First Capital for the operation and development of this business line.  As a result, the Company’s business will be subject to the substantial risks which are found in the early stages of a new business venture operating in the competitive real estate industry.  The Company’s future growth and development prospects must be evaluated in light of the risks, expenses and difficulties encountered by all companies in such situations, and in particular those companies which operate a business, such as real estate investment, in competitive environments that can be greatly affected by changes in economic conditions.

The Company will be subject to demand fluctuations in the real estate industry. Any reduction in demand could adversely affect the Company’s business, results of operations, and financial condition.

Upon consummation of the transactions contemplated by the Contribution Agreement, the Company will be entering the real estate industry, where demand for properties similar to those expected to be owned by the Company is subject to fluctuations that are often due to factors outside the Company’s control.  Neither the Company, nor the personnel of First Capital joining the Company, are able to predict the course of the real estate markets or whether the current favorable trends in those markets can, or will, continue.  In the event of an economic downturn, the Company’s results of operations may be adversely affected, and the Company may incur significant inventory impairments and other write-offs, a major decline in its gross margins from past levels, and substantial losses from operations of this business.

Adverse changes in economic conditions in markets where the Company’s real estate investments may be made and where prospective purchasers and utilizers of these properties live could reduce the demand for and utilization of these properties and, therefore, adversely affect the Company’s operations and financial condition.

The real estate investment business in which the Company has become involved as a result of its signing of the Contribution Agreement will be conduct in various global locales, including the United States, Mexico, the Caribbean and South America.  Adverse changes in economic conditions in these markets, and in the markets where prospective purchasers and utilizers of the Company’s to-be-acquired properties live, could negatively impact those properties and their profitability.  Unfavorable changes in job growth, employment levels, consumer income and spending patterns, a decline in consumer confidence, increases in interest rates, and an oversupply of similar properties, could reduce the demand, and depress the prices we may ask, for these properties, resulting in lower sales and income from these properties and a negative impact on the Company’s results of operations and financial condition.

Adverse weather conditions, natural disasters, and other unforeseen and/or unplanned conditions could disrupt the Company’s real estate developments.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, could have serious impacts on the Company’s ability to develop and market individual real estate offerings.  Properties that the Company looks to acquire may also be affected by unforeseen planning, engineering, environmental, or geological conditions or problems, including conditions or problems which arise on third party properties adjacent to or in the vicinity of properties which the Company expects to own and which may result in unfavorable impacts on the Company’s prospective properties.  As the Company’s proposed real estate investments are located in multiple countries, with differing climates and geological characteristics, each property will face different known and unknown risks.  Any adverse event or circumstance could cause a delay in, prevent the completion of, or increase the cost of, one or more of these properties expected to be developed and brought to market by the Company, thereby resulting in a negative impact on the Company’s operations and financial results.

If the market value of the Company’s future real estate investments decreases, the Company’s results of operations will also likely decrease.

The market value of each prospective real estate investment will depend on market conditions both locally and globally.  The Company expects to acquire land for each expansion into a new market at a cost based upon then-current economic conditions.  If local and/or global economic conditions deteriorate, or if the demand for such properties decreases below the levels anticipated at the time of acquisition of a property, the Company may not be able to make a profit on such property comparable to those profits made by First Capital in the past. As a result of declining economic conditions, the Company may experience lower than anticipated or forecast results or profits, and/or may not be able to recover the Company’s costs of a project when a property is brought to market.

The Company will be relying on subcontractors to construct each property, and on building supply companies to provide components for each property’s construction. The failure of one or more of these subcontractors to properly construct these facilities, or any defects in the components obtained from building supply companies, could adversely affect these properties, and thus the Company’s operations.

The Company plans to engage and rely on subcontractors to perform the actual construction of the buildings upon each property it expects to purchase.  Also, the Company plans to purchase the components used in its construction projects from third party independent building supply companies.  The Company will utilize industry standard quality control programs, but despite these programs, the Company may find that subcontractors are utilizing improper construction practices or the components purchased from building supply companies do not perform as specified in the project’s plans.  The Company may also find that its subcontractors are inadequately capitalized or have insufficient staffing to undertake the required work.  In such events, the Company may incur substantial additional costs to repair substandard construction at its properties, to comply with the plans and local legal requirements. The cost of satisfying local legal building code obligations may be significant, and the Company may not be able to recover these costs from its subcontractors, suppliers and/or their respective insurers.

Legal challenges or governmental regulations may delay the start or completion of construction on the Company’s projected real estate ventures, increase the Company’s expenses, or limit the Company’s construction activities, which could have a negative impact on operations.

Each of the Company’s future real estate development may experience a delay and/or increased expenses in construction, marketing and/or operation due to legal challenges to the development.  These challenges may be brought by private parties or by governmental authorities, resulting in delays in the start or completion of each project’s construction or requiring changes to the design or construction of each development.  Any delay or change in a development’s construction would result in increased expenses to the Company in the development of the property, which could in turn negatively impact the Company’s financial results with respect to that development and with respect to its overall operations.

Numerous governmental authorities are typically involved in each new development project, and such authorities have broad discretion in exercising their approval authority.  Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, and similar matters apply to and/or affect the real estate development industry and govern matters including construction, marketing, sales, operation, lending, and other activities concerning each development.  In the United States, there have been numerous changes in regulations that limit the availability or use of land, including regulations which limit growth in certain communities, the use of utilities including water and sewer outlets, road construction and utilization, and other related matters.  Each jurisdiction in which the Company expects to invest in real estate development will have different and varying levels of regulation which must be taken into account when planning and implementing such developments.  For example, the Company may be required to change or modify its plans due to alterations in local planning or laws.  As a result, the Company could incur substantial costs related to compliance with legal and regulatory requirements with regard to each real estate development, negatively impacting the Company’s business by causing delays, increasing costs, or limiting the Company’s ability to operate in those locations.

If a development project experiences increased costs or shortages of labor or components, or other circumstances beyond the Company’s control, there could be delays or increased costs in developing such project, which could negatively impact the Company’s finances and operating results.

The Company will have real estate development projects in a number of countries and regions, including the United States, Mexico, the Caribbean and South America.  Each project may be negatively impacted by local circumstances beyond the Company’s control, including labor shortages, disputes and work stoppages, union organizing activities, price changes and delays in availability of building materials and components, and a lack of adequate utility and road infrastructure and services. Any change in these circumstances could delay the start or completion of, or increase the cost of, one or more developments.  The Company may not be able to recover any additional such costs through an increase in the prices for its properties, and therefore the Company’s operating results may be negatively affected.

Changes in tax laws, taxes or fees may increase the cost of each development, and such changes could adversely impact the Company’s finances and operational results.

Each development project will be subject to different tax laws, tax levies and governmental fees, depending upon its geographic location.  Any increase or change in such laws, taxes, or fees, including real estate property taxes, and fees to fund schools, open space, utility and road improvements, could increase the cost of a development and thus have an adverse effect on the Company’s operations.   Such changes could also negatively impact potential and/or actual users and purchasers of a development because potential buyers may factor such changes into their decisions to utilize or purchase a property.

The Company will incur significant advance costs in each real estate development before that development begins to generate revenue from sales and/or public usage, and as a result, the Company may not recover its costs in whole or in part, may recover those costs slower than originally anticipated, or may incur higher costs as a result of any delays in completion of a project, resulting in an adverse impact to the Company’s operating results.

The Company expects to make a number of significant cash outlays for each real estate development before that construction on that development begins, and considerably before any development begins to generate revenue. Such cash outlays will include expenditures to buy, rent, lease or otherwise acquire land, to plan, design and develop a property, to conduct site studies as necessary for development, to provide basic utility and infrastructure access to a property, to obtain permits, licenses, and other required regulatory approvals, to post surety bonds and such other construction guarantees as required by law, and to actually construct the project building(s) and to fully develop a property.  These processes can take up to several years before a development is completed and ready to generate any revenue for the Company.  The time to complete each development will vary, based on local geographic conditions, legal requirements, regulatory and community concerns, the ability to obtain required construction materials and labor, and other factors that may be unique to each project.  The Company will face the risk that, during construction, demand for a project may change, alter or decline, and the Company may be forced to take steps to adjust to these changes in demand, including altering a project and its scope, and selling the property at lower than anticipated or planned prices or at prices that generate lower profit margins or losses.  Inflation, economic changes or downturns, asset carrying costs (including interest on funds that are used to acquire land and/or construct a building) may also be generated and may be significant.  As a result of these factors, the Company may experience adverse impacts on its operating results, and if a development experiences a significant decline in value, the Company may also be required to recognize material write-downs of the book value of a project building in accordance with U.S. generally accepted accounting principles.

The real estate industry is highly competitive; if other property developers are more successful or offer better value to customers, the Company’s business could suffer.

The real estate industry is highly competitive, regardless of locale, and the Company will face competitors in each location where it expects to develop, construct, market, sell and/or operate real estate ventures.  Competitors will range from small local companies to large international conglomerates with financial resources much greater than those of the Company.  The Company will have to compete in each market for land, raw materials, construction components, financing, environmental resources, utilities, infrastructure, labor, skilled management, governmental permits and licensing and other factors critical to the successful development of each project.  The Company will compete against both new and existing developments and developers.  Any increase in or change to any competitive factor could result in the Company’s inability to begin or complete development of a project in a timely manner, increased costs for the design, development and completion of a project, and/or higher costs and/or lower revenues from the marketing, sales and/or operation of a development.  As a result, the Company may experience lower revenue and decreased profits due to these factors, impacting the Company’s operations and its overall financial results.

Future terrorist activity and/or international instability could adverse impact the Company’s real estate developments and financial operations.

The Company expects to operate real estate developments in a variety of locales, including the United States, Mexico, the Caribbean and South America.  A terrorist attack against the United States or other foreign country, an increase in terroristic threats or suspected activity, and/or an increase in domestic or international instability, whether or not located in a country in which the Company has real estate assets, could significantly affect the Company’s business by slowing, delaying or halting construction of real estate developments, increasing the cost of such developments, and/or reducing the sales and/or usages of such properties, thereby adversely affect the Company’s business.

The Company may incur environmental liabilities with respect to its development projects.

The properties the Company will target for investment will be subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause the Company to incur substantial compliance and other costs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Furthermore, under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs or removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether the Company knew of, or was responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and the Company’s liability therefor as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of the Company. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect the Company’s ability to sell the real estate or to borrow using such property as collateral.

If the Company fails to diversify its real estate investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on the Company’s income and assets than if it had a diversified development property portfolio.

The Company is not required to observe specific diversification criteria. Therefore, its target portfolio may at times be concentrated in certain asset types that are subject to higher risk of foreclosure, or secured by assets concentrated in a limited number of geographic locations. To the extent that the Company’s real estate portfolio will be concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result, for example, in tenants defaulting on their lease obligations at a number of properties within a short time period, which may reduce future projected net income and the value of the Company’s publicly traded securities and, accordingly, adversely affect the Company’s business and prospects.

The Company’s co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to the Company and lower the Company’s valuation.

Certain of the development properties that we may acquire could involve joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties having investment objectives that are may or may not be similar to those of the Company for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. The Company also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

•	the possibility that the Company’s co-venturer, co-tenant or partner in an investment might become bankrupt;

•	the possibility that the investment may require additional capital that the Company or its partner do not have, which lack of capital could affect the performance of the investment or dilute our interest if the partner were to contribute the Company’s share of the capital;

•	the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to the Company or the investment;

•	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with the business interests or goals of the Company;

•	the possibility that the Company may incur liabilities as the result of the action taken by the Company’s partner or co-investor;

•	that such co-venturer, co-tenant or partner may be in a position to take action contrary to the Company’s instructions or requests or contrary to the Company’s policies or objectives; or

•	that such partner may exercise buy/sell rights that force the Company to either acquire the entire investment, or dispose of its share, at a time and price that may not be consistent with the Company’s investment objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the Company’s returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect the value of your Company stock.

The nature of the activities at certain properties we may acquire or develop will expose us and our operators to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snow storms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums the Company will pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit the Company’s ability to finance or refinance its planned to-be-acquired properties. In such instances, the Company may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. The Company cannot assure you that it will have adequate coverage for such losses. If any of the Company’s future properties incurs a casualty loss that is not fully covered by insurance, the value of the Company’s assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves the Company may establish, the Company does not expect to have any contingent sources of funding in place to repair or reconstruct any uninsured damaged property, and the Company cannot assure you that any such sources of funding will be available to the Company for such purposes in the future. Also, to the extent the Company must pay unexpectedly large amounts for insurance, the Company could suffer reduced earnings that would result in a decreased value attributed to the Company’s publicly traded stock.

The Company could face losses with respect to abandoned predevelopment costs.

The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. The Company may incur significant costs for predevelopment activity for projects that are abandoned that directly affect the Company’s results of operations. The Company expects to institute procedures and controls that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

The Company may not have adequate financing to fund its future property acquisitions and project developments, and such capital resources may not be available to the Company on commercially reasonable terms, or at all.

The implementation of the Company’s new business plan including the prospective acquisition of development properties and the completion of construction projects on such properties will involve considerable sums of capital. The Company currently does not have any such capital and will be required to raise acquisition, construction and related funds in the future on a project by project basis. The Company may not be successful in its efforts to raise such funds, or capital that it can acquire may not be reasonably priced. In such a case, the Company may not be able to successfully effect its new business plan. Such a failure would have a material adverse effect on the Company’s financial results, its future business prospects and its public market stock valuation.

The Company’s financial condition as of December 31, 2016 raises substantial doubt about the Company’s ability to continue as a going-concern.

As of December 31, 2016, the Company had an accumulated deficit of $115,635 and shareholders deficit of $1,408. To date, the Company has dedicated most of its financial resources to sales and marketing, general and administrative expenses and research and development.

Cash and cash equivalents as of December 31, 2016 were $2,677, including restricted cash of $342. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as selling certain of its product lines to a third party. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of a pending merger agreement (see Acquisitions and Dispositions below) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

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

The restricted cash account includes $253 from the Neova Escrow Agreement (see Acquisitions and Dispositions below). Restricted cash also includes $89 reflecting certain commitments connected to our leased office facilities in Israel. Additionally the Company gained access to previously restricted cash amounts of $724 that were held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015, from which $125 was paid to MELA Science, the purchaser of that business which amount was reflected within the loss from discontinued operations.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting immediate proceeds to the company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the three months ended September 30, 2016. (See Acquisitions and Dispositions below)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash payable in two tranches ($3 million at closing and $2 million 90 days after closing) plus a $4.5 million royalty agreement. (See Note 18 Subsequent Event and Acquisitions and Dispositions below). On January 23, 2017, the Company entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement. This transaction was completed on January 23, 2017.

All references to the Neova, the Consumer or Radiancy business and/or XTRAC product divisions within this Form 10-K are intended for historical purposes only and for the interpretation of past revenue and business results, and do not form a part of the Company’s future business and revenue plans.

Risk Factors Relating to the Sale of the Consumer Products Division

Because the Consumer Products division represented approximately 89% of the Company’s total revenues for fiscal year 2016, its business following the Asset Sale will be substantially different.

The Consumer Products division represented approximately 89% of the Company’s total revenues for the fiscal year 2016. Following the consummation of the sale of this business, the Company’s results of operations and financial condition may be materially adversely affected if it fails to effectively reduce its overhead costs to reflect that the sale of the consumer business represented sale of substantially all of the operational assets of the Company.

If the sale of the Consumer Products division disrupts the Company’s business operations and prevents the Company from realizing intended benefits, our business may be harmed.

The sale of the Consumer Products division may disrupt the operation of the Company’s business and prevent it from realizing the intended benefits of the Asset Sale as a result of a number of obstacles, such as the loss of key employees, customers or business partners, the failure to adjust or implement its business strategies, additional expenditures required to facilitate the Asset Sale transaction, and the diversion of management's attention from day-to-day operations.

There is no assurance that the $2.0 million portion of the purchase price for the consumer products group will be paid.

The consideration for the sale of the Consumer Products division was $9.5 million in cash, with three million dollars ($3,000) paid upon closing on January 23, 2017; two million dollars ($2,000) to be paid on or before the ninetieth (90th) day following the closing date of the transaction; and the remaining four million five hundred thousand dollars ($4,500) will be paid by Purchaser to the Company under a continuing royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by Purchaser or its affiliates from sales of the Consumer Products commencing with net cash actually received by the Purchaser or its affiliates from and after the closing date of this transaction and continuing until the total royalty paid to the Company reaches that amount.

A letter of credit for the payment of the two million dollars ($2,000) was issued for the Company’s benefit on the date that the Asset Purchase Agreement was executed to guarantee the payment by the Purchaser of that amount. The letter of credit was issued by a third party for our benefit and is not secured by any assets of the Purchaser or the third party issuer. However, the letter of credit is only valid until the earlier of 180 days after the letter of credit was issued or full payment upon demand and presentation on or before January 3, 2017. If the letter of credit is no longer valid, we may be unable to collect the $2.0 million payment for the Asset Sale and the Asset Sale may therefore terminate. If we are unable to consummate the Asset Sale we could be forced into bankruptcy or liquidation.

There is no assurance that the final $4.5 million of the purchase price for the consumer products group will be paid to the Company in the near term or that the payment will be made in full or at all.

The remaining four million five hundred thousand dollar ($4,500) payment for the consumer products division will be paid by the Purchaser to the Company under a continuing royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by Purchaser or its affiliates from sales of the Consumer Products commencing with net cash actually received by the Purchaser or its affiliates from and after the closing date of this transaction and continuing until the total royalty paid to the Company reaches that amount. Royalty payments will be made on a monthly basis in arrears within thirty days of each month end. The Company will receive thirty five percent (35%) of net cash actually received by Purchaser through Consumer Products sold through live television promotions less certain deductions and six percent (6%) of all other sales of Consumer Products.

The final $4.5 million payment will be paid solely on the basis of future royalty payments. Further, the final $4.5 million payment is not secured by the consumer products business or any other assets of the Purchaser. Accordingly, the Company’s receipt of the final payment will be contingent upon the Purchaser’s ability to sell the consumer products.

If the Purchaser is unable to successfully sell the consumer products, the Company may not receive the proceeds from the royalty until a time in the distant future, or may only receive a portion of the royalties or none of the $4.5 million at all, if the Purchaser:

•	sells the consumer products at a slow rate;

•	suffers declining revenue from the loss of a significant customer;

•	fails to maintain its relationships with key retailers or distributors;

•	suffers a disruption in its third party call center operations;

•	is unable to attract visitors to its websites through search engines and other online sources and then convert those visitors into customers in a cost-effective manner;

•	is unable to purchase an appropriate level of online, over-the-air and direct-to-market advertising time, which has undergone major and unanticipated changes resulting in lowered availability of advertising airtime and higher prices for the available airtime; or

•	is unable to deliver advertising in an appropriate and effective manner and/or reach an acceptable rate of return on that advertising spend,

There is no assurance that the funds received from the sale of the Consumer Products division will be sufficient to repay all the Company’s debts, or provide sufficient financing to the Company to grow its future operations.

As of December 31, 2016, the Company and its subsidiaries had a combined total of $6,648 in outstanding accounts payable to third parties and its corporate officers and directors. As stated above, the Company will collect $9.5 million from the sale of its Consumer Products division, and will have limited, if any, ongoing revenue from the sales of products in its LHE line, particularly since the value of the LHE assets as of December 31, 2016, were relatively immaterial. Moreover, there is no guarantee that the Company will collect approximately $6.5 million of the payments for the sale of its Consumer Products division. Because of the uncertainty of the collection of those monies, there is no assurance that the Company will have sufficient funds to pay the outstanding accounts payable to its third parties, corporate officers and directors, and also have sufficient funds to devote to the growth of its LHE product line. Should the Company not be able to pay the amounts due to its creditors, those creditors may seek to take action to enforce the payment of their debts, including the instigation of litigation to collect funds from the Company and the possibility of filing a bankruptcy action against the Company. In the event of such steps, the Company’s assets could be liquidated, and there would be no sums remaining for the payment of any dividends to the Company’s stockholders, while the value of the stock of the Company would be reduced or eliminated as a result of these actions.

The Company is required to provide certain transition services to the purchaser of the Consumer Products division.

Under a Transition Services Agreement entered into with ICTV Brands, the purchaser of the Consumer Products division, the Company is required to provide certain services to ICTV, including the provision of certain sales, marketing, legal, accounting and payroll services. The period of time to provide those services ranges from a few months post-closing of the transaction, to up to a year following the close of the transaction. In order to provide these contractually-mandated services, the Company must devote certain resources to those services which would otherwise be devoted to the payment of the Company’s outstanding debts, the growth of its LHE product line, and other strategic alliances for the Company. Moreover, these services require the presence of certain key personnel of the Company. Should the Company lose a key employee, or be otherwise unable to provide one or more of these services, the Company may be subject to action by ICTV to force the provision of these services or otherwise provide recompense to ICTV for the lack of these services.

The Company may not be able to unwind the business affairs, and terminate the existence, of certain of the Company’s international subsidiaries in a timely and efficient manner. .

The Company has certain international subsidiaries, including companies located in the United Kingdom and Israel. Those companies were involved in the operation of the Company’s Neova and Consumer Products businesses; now that those businesses have been sold, those companies are no longer required for the operations of the corporate group. The Company anticipates unwinding the business affairs of those corporations over the next six to twelve months, and then deciding whether or not to terminate those corporations or seek an alternate purchaser for these companies. There is no guarantee that the Company will be able to conclude these matters in a timely and efficient manner. The unwinding of these subsidiaries will require the use of certain Company personnel and resources which might otherwise be devoted to other operations of the Company, including personnel who are now, or will shortly be, employed by the purchasers of the Neova and Consumer Products divisions.

The Company may not have sufficient access to certain international personnel while unwinding its operations in those countries.

The Company utilized the services of certain personnel at its international subsidiaries to provide accounting, legal, marketing and sales and other services to the Company and its United States subsidiaries, including the accounting and record-keeping services for those international subsidiaries. Those personnel have been assigned to ICTV Brands, the purchaser of the Company’s Consumer Products division, and will become employees of ICTV brands at the end of a transition period. The Company may not be able to utilize the services of those employees after this time. Until the Company closes those international subsidiaries, the Company will need such services in order to conduct the business of the subsidiaries, and therefore the Company may need to seek third party replacements at a much higher cost to the Company, placing a burden upon the Company’s remaining resources.

The sale of the Company’s Consumer Products division may adversely affect the Company’s business and results of operations.

The sale of the Company’s Consumer Products division may adversely affect the trading price of the Company’s common stock, its remaining business or its relationships with customers and suppliers of that business and the Company’s remaining employees. This may affect the Company’s ability to collect amounts when due from the sale of its business assets.

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

The Company has experienced demands for customer financing and facilitation of leasing arrangements, which it typically refers to leasing companies unrelated to the Company.

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

The medical and cosmetic industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate in developing new products and applications, its competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, its success depends in part on developing innovative applications of its technology and identifying new markets for, and applications of, existing products and technology. The Company is primarily focused on collecting the remaining payments, if any, from the sale of substantially all of its assets and has relatively immaterial remaining assets from which to develop innovative products for sale.

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

We face direct competition from large pharmaceutical companies, including, for example, Biogen, Inc., Centocor, Inc., and Abbott Laboratories, which are engaged in the research, development and commercialization of treatments for psoriasis, atopic dermatitis, and leukoderma. In some cases, those companies have already received FDA approval or commenced clinical trials for such treatments. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, conducting pre-clinical studies and clinical trials and marketing than we do.

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

The Company’s LHE products and any of the Company’s future products or services may fail to gain market acceptance, which could adversely affect the Company’s competitive position.

The Company has generated limited commercial distribution for certain of its other products. The Company may be unsuccessful in continuing its existing or developing new, strategic selling affiliates and alternate channels in order to maintain or expand the markets for the existing or future products of the LHE business.

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

The Company’s failure to maintain its relationships with its key distributors (none of which have an ongoing obligation to sell our products) on acceptable terms would have a material adverse effect on its results of operations and financial condition, or if the Company fails to effectively manage or, retain its distribution network, its business, prospects and brand may be materially and adversely affected.

Sales made through distributors have represented a significant part of the Company’s sales revenue from the LHE product line. The Company’s LHE remaining assets are relatively immaterial and since these distributors are not obligated to sell our products, and they likely may choose to end their relationship with us. Even if we maintain a business relationship with such distributors, they may sell competing products or may not be able to sell our products.

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

Continued expansion into international markets is an element of the Company’s growth strategy. Introducing and marketing the Company’s services internationally, developing direct and indirect international sales and support channels and managing foreign personnel and operations will require significant management attention and financial resources. The Company faces a number of risks associated with expanding the Company’s business internationally that could negatively impact the Company’s results of operations, including:

•	management, communication and integration problems resulting from cultural differences and geographic dispersion;

•	compliance with foreign laws, including laws regarding manufacture, importation and registration of products;

•	compliance with foreign regulatory requirements and the establishment of additional regulatory clearances necessary to expand distribution of the Company’s products in countries outside of the United States;

•	competition from companies with international operations, including large international competitors and entrenched local companies;

•	difficulties in protecting and enforcing intellectual property rights in international jurisdictions, including against persons and companies which offer counterfeit copies of our products;

•	political and economic instability in some international markets;

•	sufficiency of qualified labor pools in various international markets;

•	currency fluctuations and exchange rates; and

•	potentially adverse tax consequences or an inability to realize tax benefits.

The Company may not succeed in its efforts to expand its international presence as a result of the factors described above or other factors that may have an adverse impact on the Company’s overall financial condition and results of operations

Conditions in Israel may affect our ability to collect royalty stream related to the consumer products division.

The Company sold its consumer products division to ICTV Brands, Inc. on January 23, 2017, for which it is to receive up to a $4.5 million in royalty over the next several years from the sale of those products by ICTV. All of that division’s research and development activities, a portion of the manufacturing operations and other critical business activities are located in Israel, a country that has experienced terrorist attacks. Political, economic and military conditions in Israel could adversely affect its operations, including a disruption of such operations due to terrorist attacks or other hostilities. Although the current hostilities in Israel have had no immediate and direct impact on the consumer products division to date, the interruption or curtailment of trade between Israel and its trading partners, or a significant downturn in the economic or financial condition of Israel, may adversely affect the flow of vital components to ICTV for sale to consumers. We cannot assure you that ongoing hostilities related to Israel will not have a material adverse effect on ICTV’s business, and thus our royalty stream or our share price.

The Company’s Israeli-based facilities and/or manufacturing subcontractors could also be subject to catastrophic loss such as fire, flood, or earthquake. Any such loss at any of these facilities could disrupt operations, delay production, shipments and revenue and result in significant expense to repair and replace those facilities.

The Israeli operations may be disrupted by the obligation of its personnel to perform military service.

Many of the employees of ICTV that are located in Israel are legally obligated to perform annual military reserve duty in the Israeli Defense Forces and may be called to active duty under emergency circumstances at any time without substantial notice to their employer. If a military conflict or war arises, these individuals could be required to serve in the military for extended periods of time. As a result, the Israeli-based operations could be disrupted by the absence, for a significant period of time, of one or more of its executive officers or a significant number of its other employees due to such reserve duty.

If the Company fails to manage its distribution partners or to market and distribute its products effectively, the Company may experience diminished revenues and profits.

There are significant risks involved in building and managing the Company’s sales and marketing distribution network and marketing its products, including the Company’s ability:

•	to contract with, as needed, a sufficient number of qualified distribution partners with the aptitude, skills and understanding to market its LHE product line effectively;

•	to adequately train those distribution partners in the use and benefits of all its products and services, thereby making them more effective promoters;

•	to manage its distribution partners and its ancillary channels (e.g., internet and/or telesales) such that variable and semi-fixed expenses grow at a lesser rate than its revenues; and

The Company cannot predict how successful it may be in marketing its LHE skin health products in the U.S., nor can the Company predict the success of any new skin health products that it may introduce. Despite an increased focus on developing alternate channels for many of the Company’s skin health products, the Company may find that channels that are attractive to the Company are unavailable because they already carry competitive products. No assurance can be given that the Company will be successful in marketing and selling its skin health products.

The Company may encounter difficulties in quality testing and the manufacturing of its products in commercial quantities, which could adversely impact the rate at which the Company grows.

There can be no guarantee that the Company’s quality assurance testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. In the future, the Company may need to replace certain product components and provide remediation in response to the discovery of defects or bugs in such products that it has shipped. There can be no assurance that such a remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to its reputation, inventory costs or product reengineering expenses, any of which could have a material impact on the Company’s revenue, margins and net income.

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

Our information systems require a constant and ongoing dedication of significant resources to maintain, protect, and enhance our existing systems as well as keep pace with changes in information processing technology and regulatory standards. In particular, maintaining the Company’s network security is of critical importance because the online e-commerce systems used by our consumer product lines store proprietary and confidential customer data such as names, addresses, other personal information and credit card numbers. The Company uses commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate its systems and networks. Employee error, malfeasance or other mistakes in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. The Company employs contractors who may have access to the personal information of customers and employees. It is possible such individuals could circumvent the Company’s data security controls, which could result in a breach of customer privacy. In addition, third parties may attempt to hack into our systems to obtain data relating to our products or our proprietary technology. Any failure to maintain or protect these information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to patient data and personally identifiable information, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

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

The Company’s former no!no!® Hair and other consumer product’s portfolio of infomercials advertising, and other forms of media may not result in increased sales or generate desired levels of product and brand name awareness, and may be attacked as false and misleading. The Company may be required to defend against inaccurate claims of false advertising. The Company is currently the subject of certain legal proceedings relating to its advertising claims in the U.S. The Company has voluntarily made changes to its advertising as part of its usual process for reviewing and updating its advertising through the various media and sales channels we rely upon, and which address certain of the claims made in these matters. These changes have not adversely affected the Company’s sales of the no!no!® Hair products in the U.S. to date; however the Company may be required to make other changes in the future in response to existing or potential legal proceedings that could materially and adversely affect such sales.

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

The Company provided 12-month embedded product warranties, and offers longer warranties available for separate purchase, against technical defects of its former consumer products division. Its product warranty requires the Company to repair defective parts of its products, and if necessary, replace defective components; the Company is still responsible for such claims under the Asset Purchase Agreement by which this division was sold to ICTV Brands, Inc. on January 23, 2017. Historically, the Company has received a limited number of warranty claims for these products and the costs associated with such warranty claims have also historically been relatively low. Thus, the Company generally does not accrue a significant liability contingency for potential warranty claims.

If the Company experiences an increase in warranty claims for products sold to consumers before the sale of that division, or if its repair and replacement costs associated with such warranty claims increase significantly, we will begin to incur liabilities for potential warranty claims after the sale of its products at levels that the Company has not previously incurred or anticipated. In addition, an increase in the frequency of our warranty claims or amount of warranty costs may harm our reputation and could have a material adverse effect on its financial condition and results of operations.

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

From time to time, the Company is threatened with individual and class action litigations involving its business, products, advertisements, packaging, labeling, consumer claims, contracts, agreements, intellectual property, SEC or FDA matters, licenses and other areas involving it and its business. The outcome or effect on its business, the market price of the Company’s common stock, cash flows, prospects, revenues, profitability, capital expenditures, reputation, demand for its products, results of operations, financial condition or liquidity of any future litigation cannot be predicted by the Company. Except as disclosed in Item. 3. Legal Proceedings, no such current pending matters, if any, are believed to be significant.

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

The Company has outstanding litigation which it may not be able to settle, or which it may not be able to settle on terms favorable to the Company.

The Company is involved in certain litigation, including suits brought by the Company against DS Healthcare, and suits brought against the Company and/or its one or more of its subsidiaries including suits brought by Mouzon and April Cantley, and a suit brought by a consumer regarding the no!no! product, as further described in Item 3. Legal Proceedings. The Company intends to vigorously defend itself and its subsidiaries against claims brought against it, and to prosecute such suits to recoup sums owed to the Company. However, the Company may seek to settle such matters in order to avoid excessive legal fees and costs and the lengthy time such litigation may require in order to reach a resolution. However, there is no guarantee that the Company may be able to reach a settlement or resolution of such litigation, or that such a settlement or resolution will be reached in a manner that is advantageous to the Company, and in such cases the Company will need to proceed with litigation. Regardless of its outcome, litigation may result in substantial costs and expenses, and significantly divert the attention of management. There can be no assurance that the Company will be able to prevail in, or achieve a favorable settlement of, pending matters. In addition to the pending matters, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of the Company’s normal business operations, which could involve a costly and lengthy draw upon the Company’s resources and could result in a resolution to the litigation which may be detrimental to the Company.

The Company is the subject of certain tax audits which may not be resolved without impacting the Company’s operations.

The Company has in the past, and is currently, the subject of certain audits by state agencies for various tax matters including sales and use and corporate income taxes, and unclaimed property reporting. While past audits have been resolved without significant impact upon the Company or its operations, there is no guarantee that future audits will be resolved in a manner that is satisfactory to the Company or that has no material impact upon the Company’s operations. Such results could include the payment of assessments which could impact the Company’s remaining resources and affect the Company’s ability to continue its operations in the existing manner.

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

Certain of the Company’s operating subsidiaries’ assets are located outside the United States, including locations in Israel and the United Kingdom. As a result, the Company’s stockholders may find it difficult to enforce their legal rights in the courts of these countries based on the civil liability provisions of the United States federal securities laws as applied in the courts of the United States or these countries, even if civil judgments are obtained in courts of the United States. In addition, it is unclear if extradition treaties in effect between the United States and these countries would permit effective enforcement against any of the Company’s officers and directors that reside outside the United States of criminal penalties, whether sought under the United States federal securities laws or other applicable laws.

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

The reverse merger, effected on December 13, 2011, did result in an ownership change of PhotoMedex. At the time, the Company estimated that it would have approximately $56.8 million of U.S. net operating loss carryforwards that could be utilized through the annual limitations and also through the realization of its built-in gains through amortization in the first 5 years following December 13, 2011. The balance of the net operating loss carryforwards of pre-merged PhotoMedex amounts was estimated to be approximately $53.5 million. This balance could only be utilized through realization of the built-in gains other than by means of amortization. Therefore, on December 27, 2012, PhotoMedex made an internal realignment of its operations by selling its operating businesses to a wholly-owned, non-consolidated U.S. subsidiary, and thereby realized sufficient gain to offset approximately $45 million of the $53.5 million remaining balance of net operating losses.

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

The Company’s trademarks on its consumer products lines were limited in scope and geographic coverage and therefore may not significantly distinguish these products from their competition. These products’ trade secrets were also limited in scope and geographic coverage and therefore may not adequately protect these products from products offered by competitors.

The Company owned several key federal and international trademark registrations, and has federal trademark applications pending in the United States and abroad for additional trademarks, that cover its consumer products, including the no!no! Hair products. That product line has been sold to a third-party buyer; a substantial amount of the purchase price for the consumer products division which is due to be paid to the Company depends upon the purchaser’s ability to sell those products to consumers. Even though those federal registrations were granted to the Company, those trademark rights may still be challenged by other parties. Furthermore, as registration is usually a requirement for protection in most foreign countries, if those marks were not registered in certain countries, the purchaser may not have any enforceable rights against competitors in those countries. It is also possible that competitors to these products will adopt and register trademarks similar to the marks already registered by the Company for these product lines, thus impeding the ability of the purchasers to build brand identity and possibly leading to customer confusion between the consumer products and the products of competitors.

The requirement to protect and enforce these registrations could result in the purchaser incurring substantial costs in prosecuting or defending trademark infringement suits. It can be difficult and costly to defend trademarks from encroachment, especially on the Internet, or misappropriation overseas; the consumer products’ customers may become confused and direct their purchases to competitors. If the purchaser of this product line fails to effectively enforce these trademark rights, its competitive position and brand recognition may be diminished.

Additionally, third parties may independently discover trade secrets and proprietary information that allow them to develop technologies and products that are substantially equivalent or superior to those in the Company’s former consumer products line. The Company attempted to protect its trade secrets by, among other steps, entering into confidentiality agreements with third parties, employees and consultants. However, those steps may prove to be ineffective and may be found to be invalid by the laws of a particular state or country. Moreover, these agreements can be breached and, if they are and even if the purchaser is able to prove the breach or that the technology has been misappropriated under applicable state law, there may not be an adequate remedy available to the purchaser. Without the protection afforded by patent, trade secret and proprietary information rights, the purchaser of this line may face direct competition from others commercializing their products using the Company’s technology, which may have a material adverse effect on the purchaser’s business and its prospects and thus on its ability to pay the royalty on sales of these products which is due to the Company.

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

The Company’s products, including its LHE product line and the products marketed through the now-sold skincare and consumer products divisions, were and are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to obtain these clearances or approvals on a timely basis, if at all. In particular, the FDA permits commercial distribution of a new medical device only after the device has received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act or is the subject of an approved premarket approval application, or PMA, unless the device is specifically exempt from those requirements. Should the FDA require, or a change in current regulations occur, that our products be FDA-cleared for marketing and sale in the U.S. we may be required to incur significant expense and engage in a time consuming process seeking such approvals. If we were unable to obtain the required FDA approvals for these products or as necessary to make certain claims about the efficacy of the products, our sales of these products in the U.S. could be materially adversely affected.

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

The Company does not currently have any products approved for market through the PMA process. Several products are cleared for market through the 510(k) pathway or are class I products which have been designated as exempt from premarket 510(k) notification requirements. The marketing and sale of the no!no!® family of consumer products in the United States (excluding no!no! Skin and no!no! Glow which have FDA clearance), a market that accounted for approximately 89% of the total sales of this line of products for the year ended December 31, 2016, does not currently require FDA marketing clearance. Accordingly, the no!no!® line of products does not currently have any FDA-cleared indications as to their efficacy in terms of long-term or permanent hair removal or reduction in hair re-growth. Accordingly, the sale of these products is subject to limitations on the advertising claims allowed to be made regarding the hair removal and hair reduction effects of these products. This product line was sold to ICTV Brands on January 23, 2017; $4.5 million of the purchase price is in the form of a continuing royalty to be paid by the purchaser post-closing. The ability of ICTV Brands to effectively market the no!no! family of consumer products, and thus to pay the royalty to the Company, may be affected by the limitations on advertising inherent to these products and on any changes to the regulation of these products by the FDA.

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

The Company’s products may not be accepted in the market if the Company does not produce clinical data supported by the independent efforts of clinicians, and if that data indicates that treatment with the Company’s products does not provide patients with sustained benefits or that treatment with the Company’s products is less effective or less safe than the Company’s current data suggests, the Company’s revenues could decline. In addition, the FDA could then bring legal or regulatory enforcement actions against the Company and/or its products including, but not limited to, recalls or requirements for pre-market 510(k) authorizations. The Company can give no assurance that its data will be substantiated in studies involving more patients. In such a case, the Company may never achieve significant revenues or profitability, and with regard to its consumer products line, which was sold to ICTV Brands on January 23, 2017, the Company may not collect the $4.5 million of the purchase price which is in the form of a continuing royalty from the sale of these products by ICTV Brands, due to the inability of ICTV Brands to effectively market the no!no! family of consumer products.

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

In addition, the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of the Company’s and its subsidiaries’ products are subject to extensive regulation by various federal agencies, including, but not limited to, the FDA, the FTC, State Attorneys General in the United States, the Ministry of Health, Labor and Welfare in Japan, as well as by various other federal, state, local and international regulatory authorities in the countries in which its products are manufactured, distributed or sold. If the Company or its manufacturers fail to comply with those regulations, the Company and its subsidiaries could become subject to significant penalties or claims, which could harm its results of operations or its ability to conduct its business. In addition, the adoption of new regulations or changes in the interpretations of existing regulations may result in significant compliance costs or discontinuation of product sales and may impair the marketing of its products, resulting in significant loss of net sales. The Company’s failure to comply with federal or state regulations, or with regulations in foreign markets that cover its product claims and advertising, including direct claims and advertising by the Company or its subsidiaries, may result in enforcement actions and imposition of penalties or otherwise harm the distribution and sale of its products. Further, the Company and its subsidiaries’ businesses are subject to laws governing our accounting, tax and import and export activities. Failure to comply with these requirements could result in legal and/or financial consequences that might adversely affect its sales and profitability. Each medical device that the Company wishes to market in the U.S. must first receive either 510(k) clearance or premarket approval from the FDA unless an exemption applies. Either process can be lengthy and expensive. The FDA’s 510(k) clearance process may take from three to twelve months, or longer, and may or may not require human clinical data. The premarket approval process is much more costly and lengthy. It may take from eleven months to three years, or even longer, and will likely require significant supporting human clinical data. Delays in obtaining regulatory clearance or approval could adversely affect the Company’s revenues and profitability. Although the Company has obtained 510(k) clearances for its LHE devices as these clearances may be subject to revocation if post-marketing data demonstrates safety issues or lack of effectiveness. Similar clearance processes may apply in foreign countries. Further, more stringent regulatory requirements or safety and quality standards may be issued in the future with an adverse effect on the Company’s business.

Although cosmetic products such as those contained in the Company’s former Neova product division are not subject to any FDA premarket approval or clearance process, they must, nonetheless, comply with the FDA’s formulation, manufacturing and labeling requirements or such products may be considered adulterated or misbranded by the agency which could subject the Company to potential regulatory or legal enforcement actions. Similar, or more stringent, requirements may apply in foreign jurisdictions as well. The Company may also find that if its cosmetic products compete with a third-party’s drug product, competitive and regulatory pressure may be applied against the cosmetic products. Some cosmetic products may be viewed by the FDA or international regulatory agencies as drugs or devices to a large extent based upon the promotional claims or ingredients. Because there is a degree of subjectivity in determining whether marketing materials or statements constitute product claims and whether they involve drug claims, the Company’s claims and interpretation of applicable regulations may be challenged, which could harm its business.

Sunscreen products such as those contained in the Company’s former Neova product division that contain ingredients or make claims beyond those identified by the FDA in its sunscreen monograph and corresponding guidance documents are considered over-the-counter drugs. The cosmetics containing sunscreen ingredients are required to conform with the FDA’s sunscreen monograph as well as other international regulatory requirements for sunscreen products. The FDA may view some of the Company’s sunscreen products as new drugs if the FDA determines that its formula and/or claims are not in compliance with the monograph or applicable guidance. In addition, certain countries may impose additional regulatory requirements upon these products in order for these products to be marketed and sold in those countries.

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

The Company has no outstanding Warning Letters from the FDA.

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

Risk Factors Relating to an Investment in our Securities

Potential fluctuations in the Company’s operating results could lead to fluctuations in the market price for the Company’s common stock.

The Company’s results of operations are expected to fluctuate significantly from quarter to quarter, depending upon numerous factors, including:

•	the entry into a new line of business - the real estate investment market - by the Company, and the subsequent need to gain expertise in the operations particular to that line of business

•	the present macro-economic uncertainty in the global economy and financial industry and governmental monetary and fiscal programs to stimulate better economic conditions;

•	the collection by the Company of the remaining $6.5 million of the purchase price from ICTV Brands, Inc. the purchaser of the consumer products line;

•	healthcare reform and reimbursement policies;

•	demand for the Company’s products, including the Company’s ability to redevelop its LHE product line;

•	changes in the Company’s pricing policies or those of its competitors;

•	increases in the Company’s manufacturing costs;

•	the number, timing and significance of product enhancements and new product announcements by the Company and its competitors;

•	the expiration of certain of the Company’s patents, the issuance of certain the Company’s patent applications, and/or if certain of the Company’s patent applications fail to issue and prosecution has terminated;

•	the Company’s ability to develop, introduce and market new and enhanced versions of its products on a timely basis considering, among other things, delays associated with the FDA and other regulatory approval processes and the timing and results of future clinical trials;

•	acts of terrorism in Israel or in other countries in which we do business;

•	developments in existing or new litigation; and

•	product quality problems, personnel changes and changes in the Company’s business strategy.

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

On March 30, 2016, the Company was notified by NASDAQ that its request for a six month extension of time in which to comply with the bid price requirement had been granted. The transfer of its stock from the NASDAQ Global Select Market to the NASDAQ Capital Market was part of the process to request and receive such an extension. PhotoMedex considered a range of available options to regain compliance with this continued listing standard, and had provided written notice to NASDAQ of its intention to cure the minimum bid price deficiency during a second grace period by carrying out a reverse stock split, if necessary. At its 2015 annual meeting, PhotoMedex shareholders granted authority to the board of directors to implement, as needed, a reverse split in a ratio up to one common share for each five shares outstanding.

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

On November 18, 2016, the Company received written notification (the “Notice”) from NASDAQ that the Company’s stockholder equity reported on its Form 10-Q for the period ended September 30, 2016 had fallen below the minimum requirement of $2.5 million, and that the Company is therefore not in compliance with the requirements for continued listing on the NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(b)(1). The Notice provided the Company with a period of 45 calendar days, or until January 2, 2017, to submit a plan to regain compliance with the listing rules; that plan was filed with NASDAQ on January 10, 2017 under a one-week extension due to the holiday period.

NASDAQ has granted the Company an extension of time to comply with the Rule until March 10, 2017, by which time the Company must complete its review and reconciliation of the post-Asset Sale financials and file with the Securities and Exchange Commission and NASDAQ a report on Form 8-K evidencing compliance with the Rule by disclosing:

(i)        the original deficiency letter from NASDAQ dated November 17, 2004;

(ii)        a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing;

(iii)        either an affirmative statement that, as of the date of the report the Company believed that it had regained compliance with the stockholders’ equity requirement based upon the completed transaction or event OR a balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date that evidences compliance with the stockholders' equity requirement, as well as a disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date; and

(iv)        a disclosure stating that NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of the Company’s next periodic report the Company does not evidence compliance, the Company may be subject to delisting.

On March 15, 2017, the Company received notice from NASDAQ that it had granted the Company an additional extension of time to comply with the Rule until March 31, 2017, at which time it was expected to enter into an agreement regarding a transaction with First Capital Real Estate Operating Partnership, L.P. and its affiliates. NASDAQ may grant a further extension to May 17, 2017, by which time the Company must complete its review and reconciliation of the post-Asset Sale financials, complete the pending transaction with First Capital, and file with the Securities and Exchange Commission and NASDAQ a report on Form 8-K evidencing compliance with the Rule, as set forth above.

If the Company fails to evidence compliance with the Rule upon filing its periodic report for the period ended March 31, 2017 with the United States Securities and Exchange Commission and NASDAQ, the Company may be subject to delisting. In the event the Company does not satisfy the terms, NASDAQ will provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting notice to a Listing Qualifications Panel.

Because our business will be smaller following the sale of the Consumer Products Division, there is a possibility that our common stock may be delisted from The NASDAQ Capital Market if we fail to satisfy the continued listing standards of that market.

As noted above, the Company received notice from NASDAQ that the Company no longer satisfied the $2.5 million stockholders’ equity requirement for continued listing on The NASDAQ Capital Market. Following the sale of the Radiancy Business the Company’s business will be smaller and, therefore, it may fail to satisfy or regain the continued listing standards of The NASDAQ Capital Market. In the event that the Company is unable to satisfy the continued listing standards of The NASDAQ Capital Market, its common stock may be delisted from that market. Any delisting of its common stock from the NASDAQ Capital Market could adversely affect the Company’s ability to attract new investors, decrease the liquidity of its outstanding shares of common stock, reduce the Company’s flexibility to raise additional capital, reduce the price at which the common stock trades and increase the transaction costs inherent in trading such shares with overall negative effects for the Company’s shareholders. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in the common stock, and might deter certain institutions and persons from investing in those securities at all. For these reasons and others, delisting could adversely affect the price of the Company’s common stock and its business, financial condition and results of operations.

We will continue to incur the expenses of complying with public company reporting requirements following the sale of the Neova and Consumer Products divisions.

After the sale of the Neova products and Consumer Products divisions, the Company will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”), even though compliance with such reporting requirements is economically burdensome.

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

As of March 30, 2017, the Company had outstanding stock options to purchase an aggregate of 134,150 shares of common stock and warrants to purchase an aggregate of 64,500 shares of common stock. The exercise of the stock options and warrants and the sales of stock issuable pursuant to them would further reduce a stockholder’s percentage voting and ownership interest. Further, the stock options and warrants are likely to be exercised when the Company’s common stock is trading at a price that is higher than the exercise price of these options and warrants and the Company would be able to obtain a higher price for the Company’s common stock than the Company would receive under such options and warrants. The exercise, or potential exercise, of these options and warrants could adversely affect the market price of the Company’s common stock and the terms on which the Company could obtain additional financing. The ownership interest of the Company’s existing stockholders may be further diluted through adjustments to certain outstanding warrants under the terms of their anti-dilution provisions.

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

As of March 30, 2017, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially own, in the aggregate, approximately 22.4% of our outstanding common stock. As a result, these stockholders, if they were to act together, could have significant influence over the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, if they were to act together, could have significant influence over the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We lease a 5,581 sq. ft. facility in New York that houses parts of sales and operations. The term of the lease runs until December 31, 2017.

We lease office space at a facility in Willow Grove, Pennsylvania that currently houses part of our finance and legal departments. The term of the lease runs until April 30, 2017.

We lease a 17,222 sq. ft. building in Hod-Hasharon, Israel, that is used for marketing, operations and research and development. The term of the lease runs until April 30, 2017.

We lease a 3,200 sq. ft. building in London, England that is used for marketing and operations. The term of the lease runs until March 24, 2018.

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

During 2016, Linda Andrews, an alleged user of the no!no! Hair device, filed a product liability claim against the Company, its subsidiary Radiancy, Inc., and Dr. Dolev Rafaeli, in the United States District Court for the Middle District of Florida, Orlando Division, alleging that use of the device had caused a relapse of and complication to a pre-existing medical condition resulting from her treatment for cancer.  The complaint alleges, among other claims, that Radiancy failed to provide adequate warnings regarding the operation of the device.  The Company and Dr. Rafaeli have filed a motion to dismiss the claims against them; Radiancy filed an answer to the Complaint.  Ms. Doe then sought leave to amend her complaint to clarify the claims; the Company, Radiancy and Dr. Rafaeli have filed appropriate responses and renewed the motion to dismiss the claims against the Company and Dr. Rafaeli.  Those motions are now pending before the Court.  The company otherwise has denied the allegations of a defect and intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and discovery has not been fully conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of March 30, 2017, we had 4,361,094 shares of common stock issued and outstanding, including 129,250 shares of nonvested restricted stock. This did not include (i) options to purchase 134,150 shares of common stock, of which 105,511 were vested as of March 30, 2017, or (ii) warrants to purchase up to 64,500 shares of common stock, all of which warrants were vested.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol "PHMD." The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock:

	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$4.78	$1.03
Third Quarter	6.50	1.10
Second Quarter	2.65	1.05
First Quarter	3.05	1.85

Year Ended December 31, 2015:
Fourth Quarter	$3.15	$1.45
Third Quarter	6.50	2.40
Second Quarter	10.90	6.80
First Quarter	10.05	6.90

On March 30, 2017, the last reported sale price for our common stock on Nasdaq was $1.81 per share. As of March 30, 2017, we had approximately 1,095 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts. This table has been updated to reflect the reserve stock split effected September 23, 2016.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the future.

Overview of Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2016. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

	EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	134,150	$85.22	618,637

Equity compensation plans not approved by security holders	-	-	-

Total	134,150	$85.22	618,637

Options have been granted to employees and/or consultants out of our 2005 Equity Compensation Plan. Restricted stock awards of 129,250 were issued but not vested as of December 31, 2016. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan. Most warrants issued by us have been to investors or placement agents, and no warrants have been issued pursuant to equity compensation plans. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders. This table has been updated to reflect the reserve stock split effected September 23, 2016.

Recent Issuances of Unregistered Securities

None.

Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

Not required.

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

Introduction, Outlook and Overview of Business Operations

After a period of significant growth and profitability following the PhotoMedex-Radiancy merger and concurrent with entering into the Chase Credit Agreement and the merger with LCA-Vision, Inc., the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the Company entertained a variety of inquiries to sell-off the remainder of its assets. The Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. During this time the Company has also sold off certain business units and product lines to support this restructuring culminating in the sale of its consumer products division on January 23, 2017, which represented the sale of substantially all of the Companies remaining assets See ITEM 1. Business – Our Company.

Following the sale of the consumer products division, the Company collected the initial $3 million payment from ICTV on January 23, 2017. The Company plans to primarily focus on collecting the remaining payments, if any, from ICTV under the Letter of Credit, with the payment of $2 million under that Letter of Credit being due on April 23, 2017, as well as any ongoing royalty payments (up to a maximum of $4.5 million in royalty payments from ICTV). We will also continue to defend and prosecute the existing litigation involving the Company (including the claim by the Company against DS Healthcare regarding the failed acquisition earlier in 2016), and will consider other strategic investments or alternatives for the Company including merger opportunities to build shareholder value as well as determine what can be done to create shareholder value out of the remaining LHE assets despite their relatively immaterial value at December 31, 2016.

Until the sale of the product portfolios underlying our consumer products division and our skin care product line, our revenue generation was categorized as Consumer, Physician Recurring or Professional. Each of our segments benefit from the combination of our proprietary global consumer marketing engine with our direct sales force for U.S. physicians, and are described below:

Consumer

The global consumer market was our largest business unit due to our success at bringing professional technologies into the home-use arena. Cumulatively, we have sold more than 5 million no!no!® products to consumers, the majority of whom have been in North America, Japan and Europe.

We continued to develop and add to our marketing programs (in types of creative, languages, and media formats – print, online, radio, and TV) to effectively reach the large population groups where we have expanded our sales efforts, including: the United States, Japan, United Kingdom, Canada, Australia, and Hong Kong

Our consumer marketing platform was built upon a proprietary direct-to-consumer sales engine and creative marketing programs that drive brand awareness. It was highly dependent upon the ability to procure cost effective advertising media to reach our targeted customer, particularly short-form TV advertising.

Sales Channels

Our multi-channel marketing and distribution model consisted of television, online, print and radio direct-response advertising, as well as high-end retailers. We believed that this marketing and distribution model, through which each channel complements and supports the others, provides:

•	greater brand awareness across channels;

•	cost-effective consumer acquisition and education;

•	premium brand building; and

•	improved convenience for consumers.

Direct to Consumer. Our direct-to-consumer channel consisted of sales generated through commercials, infomercials, websites and call centers. We utilize several forms of advertising to drive our direct-to-consumer sales and brand awareness, including print, online, television and radio.

Retailers and Home Shopping Channels. Our retailers and home shopping channels enabled us to provide additional points of contact to educate consumers about our solutions, expand our presence beyond our direct to consumer activity and further strengthen and enhance our brand image.

Distributors. In some territories, we operated through exclusive distribution agreements with leading distribution companies that are dominant in their respective market and have the ability to promote our products through their existing retail and home shopping networks.

Markets

North America. Our consumer distribution segment in North America had sales of approximately $21 million, and $45 million for the years ended December 31, 2016 and December 31, 2015, respectively. We use a mix of direct-to-consumer advertising that includes infomercials, commercials, catalog and internet-based marketing campaigns, coupled with select retail resellers, such as Bed, Bath & Beyond and others; home shopping channels such as HSN; and online retailers such as Dermadoctor.com and MedAltus.com. We believe these channels complement each other, as consumers that have seen our direct-to-consumer advertising may purchase directly from these retail resellers, and those who have seen our solutions demonstrated by these retail resellers may purchase solutions through our websites or call centers.

International (excluding North America). Outside North America consumer segment sales were approximately $13 million and $22.6 million for the years ended December 31, 2016 and 2015, respectively. We utilize various sales and marketing methods including sales by direct-to-consumer, sales to retailers and home shopping channels. Our main international targeted markets include Asia Pacific, Europe and South America.

The asset sale of the consumer product lines was completed January 23, 2017 (see Item 1. Acquisitions and Dispositions).

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

The asset sale of the Neova product line was completed on September 15, 2016 (see Item 1. Acquisitions and Dispositions).

Professional

Sales under the professional business segment are generated from our LHE® brand products. The value of the assets in this segment and the ongoing operations derived from the LHE products are relatively insignificant at December 31, 2016.

We distribute the LHE-based professional products through a network of third party distributors, and directly to physicians, dermatologists, salons, spas, and other aesthetic practitioners.

Sales and Marketing

As of December 31, 2016, our products are sold through a network of third party distributors and directly to physicians, dermatologists, salons, spas, and other aesthetic practitioners. Furthermore, until the sale of the consumer products division to ICTV on January 23, 2017, we sold products directly to individual consumers thru various channels including online, television and radio advertising, live home shopping, and independent retailers.

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

We provide a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists. As of December 31, 2016, accrued sales returns provision was $1,975 or 5.1% of total recognized revenues of $38,397. As of December 31, 2015, accrued sales returns provision was $4,179 or 5.5% of total recognized revenues of $75,890. The return provisions are influenced by product mix. In 2016, Direct Response revenues, which typically result in higher product return activity, are a lower portion of Consumer revenues as compared to 2015.

Revenues received with respect to the separately priced extended warranty on consumer products are recognized over the duration of the extended warranty period. As of December 31, 2016, deferred revenues for the extended warranties amounted to $1,141 or 3.0% on total recognized revenues. As of December 31, 2015, deferred revenues for the extended warranties amounted to $2,489 or 3.3% on total recognized revenues. Extended warranty sales are directly influenced by the volume of Direct Response revenues which were higher in 2015.

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

All of our remaining inventories as of December 31, 2016 were classified as assets held for sale.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers dispute the amounts due to us, and, in other cases, our customers experience financial difficulties and cannot pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2016 and 2015, the allowance for doubtful accounts was $1,192 and $14,959 or 3.1% and 19.7%, respectively of the total recognized revenues of each year. The allowance for doubtful accounts provisions are highly influenced by product mix and in 2015 there was significantly higher revenue generated by the direct to consumer sales channel. Furthermore, by the last quarter of 2016, advertising for direct response customers was significantly limited which meant that receivable balances for the year end, were from larger, more credit-worthy customers (hence lower need for an allowance for doubtful provision) versus the less credit-worthy direct response individual customers.

Goodwill and Intangibles Assets. Our balance sheet included goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2016 and 2015, we had $0 and $5,435 of goodwill and other intangibles, accounting for 0% and 15.9% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was recognized as part of the reverse acquisition on December 13, 2011, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill which could require us to test goodwill for impairment as of an interim date.

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

Our business was organized into three operating and reporting units which were defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

In 2016 we performed our evaluation of the fair value of goodwill associated with the consumer operating and reporting units in connections with announced sale of that business unit after considering the contract sale price of the consumer business from ICTV Brands, Inc. (see Item 1. Business - Our Company and Note 18 Subsequent Event). Upon completion of our goodwill impairment analysis in connection with the pending transaction with ICTV Brands, as of September 30, 2016 the Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257.

Furthermore, pursuant to ASC 360 long-lived assets should be tested when events or changes in circumstances indicate that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 in connection with its annual budgeting process, management undertook a review of its acquired intangible assets due to indications that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. While management continues to view the prospects for its business positively, the Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424.

In connection with the pending transaction with ICTV Brands, as of September 30, 2016, the Company recorded an impairment of the Consumer segment intangibles for its Licensed Technology in the amount of $1,261.

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we establish a valuation allowance. At year end December 31, 2015, material amounts of valuation allowances were recorded representing: 100% of the net deferred tax assets in the US; in excess of 60% of the net deferred tax assets in the UK company; and a 100% valuation allowance against losses of subsidiaries in Brazil, Colombia, and India. Our assessment for the year ended December 31, 2016, is that a 100% valuation allowance is still required, including the UK company. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry-forwards that we can utilize to offset all or part of this taxable income, we may be required to adjust our valuation allowance.

In the years ended December 31, 2016 and 2015, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

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

The fair value of employee stock options is estimated using a Black-Scholes valuation model. The fair value of restricted shares is based on the quoted market price of our common stock on the date of issuance. Compensation costs for share-based payment awards are recorded using the graded vesting attribution method over the vesting period, net of estimated forfeitures. The total share-based compensation expense was $1,969 and $6,309 for the years ended December 31, 2016 and 2015, respectively.

Litigation. The Company is involved in certain litigation, as noted above in Item 3, Legal Proceedings. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated in the cases stated above, particularly the class action case identified as Mouzon/Cantley, as the cases have, as yet, had insufficient discovery conducted to determine the validity of any claim or claims made by plaintiffs. As a result, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as these cases progress, the Company may be required to record a contingent liability or reserve for one or more of these matters.

Results of Operations

Revenues

The following table illustrates revenues by type from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2016	2015
Consumer	$34,331	$67,569
Physician Recurring	3,302	5,918
Professional	764	2,403

Total Revenues	$38,397	$75,890

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Year Ended December 31,
	2016	2015
Direct-to-consumer	$15,172	$45,607
Retailers and home shopping channels	17,382	21,006
Distributors	1,777	956

Total Consumer Revenues	$34,331	$67,569

For the year ended December 31, 2016, consumer segment revenues were $34,331 compared to $67,569 in the year ended December 31, 2015. The revenues decreased between the years mainly due to the following reasons:

•	Direct to Consumer. Revenues for the year ended December 31, 2016 were $15,172 compared to $45,607 for the year ended December 31, 2015. The decrease of 67% was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 9 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the year ended December 31, 2016 were $17,382 compared to $21,006 for the year ended December 31, 2015. The decrease of 17% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the United Kingdom (“UK”). Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the year end December 31, 2016 were $1,777 compared to $956 for the same period in 2015. The increase in revenues of 86% was mainly due to an increase in sales in a one-time sale of product to a distributor in Japan.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets (determined by ship to locations), for the periods reflected below:

	For the Year Ended December 31,
	2016	2015
North America	$18,477	$45,329
International	15,854	22,240

Total Consumer Revenues	$34,331	$67,569

Both the North America markets and the international markets decreased as a result of significantly lower promotional advertising spent in each market. The Company continued to face a challenging media market to be able to purchase attractive cost effective advertising. The international market decrease in revenues was also influenced by a decrease in exchange rates against the US dollar (i.e.: the US dollar strengthened against other currencies).

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Year Ended December 31,
	2016	2015
Neova skincare	$3,202	$5,003
Other	100	915

Total Physician Recurring Revenues	$3,302	$5,918

NEOVA skincare

For the year ended December 31, 2016 revenues were $3,202 compared to $5,003 for the year ended December 31, 2015. These revenues are generated from the sale of various skin, hair and wound care products to physicians in both the domestic and international markets. The asset sale of the Neova product line was completed on September 15, 2016; see Item 1. Business – Our Company Acquisitions and Dispositions, above for more information.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets (determined by ship to locations), for the periods reflected below:

	For the Year Ended December 31,
	2016	2015
North America	$2,918	$4,533
International	384	1,385

Total Physicians Recurring Revenues	$3,302	$5,918

The physician dispensed skin care market for our NEOVA products is very competitive and is highly dependent upon maintaining a consistent level of skilled sales professionals. In 2016, sales were negatively affected due to sales staff vacancies in certain geographies for periods of time.

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Year Ended December 31,
	2016	2015
LHE equipment	$764	$1,194
Other equipment	-	1,209

Total Professional Revenues	$764	$2,403

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the years ended December 31, 2016 and 2015, LHE® brand products revenues were $764 and $1,194, respectively. LHE sales decreased in 2016 from 2015 as a result of the decrease in the number of sales professionals selling the LHE product line caused by the movement of certain sales professionals to the company that acquired the XTRAC division and the Neova product line.

The following table illustrates the key changes in the revenues of the Professional segment, by markets (determined by ship to locations), for the periods reflected below:

	For the Year Ended December 31,
	2016	2015
North America	$612	$1,230
International	152	1,173

Total Professional Revenues	$764	$2,403

The USA professional market for our LHE products is directly tied to the sales efforts of our dedicated NEOVA direct sales force. Sales for our NEOVA products were lower in 2016 than in 2015 for the reasons cited above and negatively affected our LHE product sales.

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Year Ended December 31,
	2016	2015
Consumer	$5,862	$14,733
Physician Recurring	1,847	2,271
Professional	377	1,421

Total Cost of Sales	$8,086	$18,425

Overall, cost of revenues changed in each segment due to the related changes in revenues. Included in cost of revenues above are inventory excess and obsolete provisions of $486 and $205 for the years ended December 31, 2016 and 2015 respectively.

Gross Profit Analysis

Gross profit decreased to $30,311 for the year ended December 31, 2016 from $57,465 during the same period in 2015. As a percentage of revenues, the gross margin increased to 78.9% for the year ended December 31, 2016 from 75.7% for the same period in 2015.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Year Ended December 31,
	2016	2015
Revenues	$38,397	$75,890
Percent (decrease) increase	(49.4)%	(42.9)%
Cost of revenues	8,086	18,425
Percent decrease	(56.1)%	(30.4)%
Gross profit	$30,311	$57,465
Gross margin percentage	78.9%	75.7%

The primary reasons for the changes in gross profit and the gross margin percentage for the year ended December 31, 2016, compared to the same period in 2015, were due to a decrease in consumer revenues.

Consumer Direct Response revenues have the highest individual gross margin percent of all of our product sales. Direct Response revenues represented a higher percentage of overall revenues in 2015 versus 2016; 40% in 2016 and 67% in 2015. The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Year Ended December 31,
	2016	2015
Revenues	$34,331	$67,569
Percent decrease	(49.2)%	(44.1)%
Cost of revenues	5,862	14,733
Percent decrease	(60.2)%	(27.4)%
Gross profit	$28,469	$52,836
Gross margin percentage	82.9%	78.2%

The Consumer segment gross profit for the year ended December 31, 2016 decreased by $24,367 from the comparable period in 2015. The Consumer segment gross margin percentage for the year ended December 31, 2016 was 82.9%, compared to 78.2% for the year ended December 31, 2015. The Consumer segment had a decrease in revenues in the year ended December 31, 2016 compared to the prior year largely related to the reduced spending on direct response type advertising. This segment provides the highest gross margin of our segments, so changes to these revenues can significantly impact our overall gross margin.

Furthermore, Direct Response revenues have a substantially higher gross margin percent since these revenues represent retail prices charged directly to the end user versus wholesale prices we charge our retail resellers. As Direct Response revenues decrease as a percent of total revenue, an expected decrease in the overall gross margin is generally expected unless offset by favorable product mix factors which occurred in 2016, mostly from fulfilling direct response sales orders from local assembly type consumer products which carry a very high margin and a very profitable one-time sale of consumer product to a distributor in Japan. Direct Response Revenues were a higher percentage of overall sales in 2015 versus 2016.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Year Ended December 31,
	2016	2015
Revenues	$3,302	$5,918
Percent decrease	(44.2)%	(31.8)%
Cost of revenues	1,847	2,271
Percent (decrease) increase	(18.7)%	(46.2)%
Gross profit	$1,455	$3,647
Gross margin percentage	44.1%	61.6%

The Physician Recurring Segment gross profit for the year ended December 31, 2016 decreased by $2,192 from the year ended December 31, 2015. The Physician Recurring segment had a decrease in revenue due to the asset sale of the Neova product line completed on September 15, 2016 (See Item 1. Business – Our Company, Acquisitions and Dispositions above for more information). The gross margin at lower levels of sales is negatively affected by the higher mix of fixed costs vs variable product costs.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Year Ended December 31,
	2016	2015
Revenues	$764	$2,403
Percent increase (decrease)	(68.2)%	(28.2)%
Cost of revenues	377	1,421
Percent increase (decrease)	(73.5)%	(26.6)%
Gross profit	$387	$982
Gross margin percentage	50.7%	40.9%

The Professional Segment gross profit for the year ended December 31, 2016 decreased from 2015 by $595 as a result of lower sales volume of our professional equipment. For the year ended December 31, 2016, the gross margin percentage was 50.7% compared to 40.9% for the year ended December 31, 2015.

Engineering and Product Development

Engineering and product development expenses for the year ended December 31, 2016 decreased to $1,249 from $1,313 for the year ended December 31, 2015. The majority of this expense relates to the salaries of our worldwide engineering and product development team and reflect a decrease in total personnel.

Selling and Marketing Expenses

For the year ended December 31, 2016, selling and marketing expenses decreased to $21,729 from $57,412 for the year ended December 31, 2015 for the following reasons:

•	We decreased no!no! Hair Removal direct to consumer activities in North America due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period as a result of highly irregular response rates from this format. We continuously monitor the performance on all of our media avenues and when results are not as expected, we reduce and/or change the affected areas of our media.

•	Overall media buying and advertising expenses in the year ended December 31, 2016 were 30.2% of total revenues compared to 43.7% of total revenues in the year ended December 31, 2015. There was a change in the mix of revenues toward business channels and segments of the market that are less dependent upon the level of advertising investment. Direct to consumer revenues are 39.5% of total revenues for the year ended December 31, 2016 compared to 60.1% of total revenues for the year ended December 31, 2015.

General and Administrative Expenses

For the year ended December 31, 2016, general and administrative expenses decreased to $13,233 from $17,484 for the year ended December 31, 2015 for the following reasons:

•	Decrease in bad debt expense of approximately $1,076

•	Decrease in Consumer litigation expenses of $1,340

•	Decrease in personnel in our consumer offices of $807

•	Decrease in stock-based compensation expense of $311

•	Decrease in product liability insurance expense of $395

•	Other reductions in general operating costs of $322

Goodwill and Intangibles Assets Impairment

Our balance sheet included goodwill and other intangible assets which affect the amount of future period amortization expense and possible impairment expense that we will incur. Management’s judgments regarding the existence of impairment indicators, on an interim or annual basis, are based on various factors, including market conditions and operational performance of our business. As of December 31, 2016 and 2015, we had $0 and $5,435 of goodwill and other intangibles, accounting for 0% and 15.9% of our total assets, respectively. The goodwill is not amortizable; the other intangibles are. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements. We test our goodwill for impairment, which was acquired as part of the reverse acquisition on December 13, 2011, at least annually. This test is conducted in December of each year in connection with the annual budgeting and forecast process. Also, on a quarterly basis, we evaluate whether events or changes in circumstances have occurred that would negatively impact the realizable value of our intangibles or goodwill.

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

Our business was organized into three operating and reporting units which were defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

In 2016, we performed our evaluation of the fair value of goodwill associated with the consumer operating and reporting units in connection with announced sale of that business unit after considering the contract sale price of the consumer business from ICTV Brands, Inc. (see Item 1. Business - Our Company and Note 18 Subsequent Event). Upon completion of our goodwill impairment analysis in connection with the pending transaction with ICTV Brands, as of September 30, 2016 the Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257.

Furthermore, pursuant to ASC 360 long-lived assets should be tested when events or changes in circumstances indicate that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 in connection with its annual budgeting process, management undertook a review of its acquired intangible assets due to indications that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. While management continues to view the prospects for its business positively, the Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424. Also in connection with the pending transaction with ICTV Brands, as of September 30, 2016, the Company recorded an impairment of the Consumer segment intangibles for its Licensed Technology in the amount of $1,261.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the year ended December 31, 2016 decreased to $385, as compared to net interest and other financing income of $1,402 for the year ended December 31, 2015. The decrease of $1,017 is due to the interest expense that was related to the long-term debt and the amortization of the related debt costs for debt that was entered into in May 2014 and paid in full June 2015. The remaining change was due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is each subsidiaries’ respective local currency.

Taxes on Income, Net

For the year ended December 31, 2016, net taxes on operating income amounted to an expense of $762 as compared to $1,794 tax benefit for the year ended December 31, 2015.

Loss

The factors discussed above resulted in a net loss, including discontinued operations, of $13,264 during the year ended December 31, 2016, as compared to net loss of $34,554 during the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, our current ratio was 0.88 compared to 1.31 at December 31, 2015. As of December 31, 2016 we had a deficit $2,354 of working capital compared to a surplus of $6,460 as of December 31, 2015. Cash and cash equivalents were $2,677 as of December 31, 2016, as compared to $3,302 as of December 31, 2015.

Cash and cash equivalents as of December 31, 2016 were $2,677, including restricted cash of $342. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as collecting amounts due from past sales of business assets and amounts due from asset sales that occurred after the year ending December 31, 2016 (see Acquisitions below). There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations. In light of the Company’s recent operating losses and negative cash flows, the termination of a pending merger agreement (see Item 1: Acquisitions and Dispositions) and the uncertainty of completing further sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

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

The restricted cash account includes $253 from the Neova Escrow Agreement (see Acquisitions and Dispositions below). Restricted cash also includes $89 reflecting certain commitments connected to our leased office facilities in Israel. Additionally the Company gained access to previously restricted cash amounts of $724 that were held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015, from which $125 was paid to MELA Science, the purchaser of that business which amount was reflected within the loss from discontinued operations.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting immediate proceeds to the company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the three months ended September 30, 2016. (See Acquisitions and Dispositions below)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (See Note 18 Subsequent Event and Acquisitions and Dispositions below). On January 23, 2017, the Company entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement which revised the definition of Business Assets and Assumed Liabilities, provided for the establishment of employee benefit plans by the Purchaser and substituted a new Disclosure Letter for the one delivered concurrently with the signing of the original Asset Purchase Agreement.  The amendment also extended the term of the Letter of Credit issued in connection with the Asset Purchase Agreement to 100 days after the Closing Date.   The Company also entered into a First Amendment (the “First TSA Amendment”) to the Transition Services Agreement between the Company and its subsidiaries and the Purchaser of the Consumer Products division, pursuant to which the Company and its subsidiaries will provide the Purchaser with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three to up to one year following the Closing Date, during which time the Purchaser will arrange to transition the services it receives to its own personnel.  The First TSA Amendment revised references in the Transition Services Agreement from “Effective Date” to “Closing Date”, and clarified specifications regarding the lease for certain premises in Israel by and between Radiancy Israel and the landlord for those premises.

On September 1, 2015, PhotoMedex, Inc. and its subsidiary PhotoMedex Technology, Inc. (“PTECH”) entered into an Asset Purchase Agreement and a Supplemental Agreement (together, the “Asset Purchase Agreement”) with DaLian JiKang Medical Systems Import & Export Co., LTD, (“JIKANG”). Under the Asset Purchase Agreement, JIKANG is to acquire the SLT® surgical laser business (the “Transferred Business”) from PTECH, for a total purchase price of $1.5 million (the “Purchase Price”). The Company will receive net cash of approximately $1.2 million after payment of closing and ancillary costs. The Purchase Price is payable to the Company in three installments. An initial deposit of $300 was made on September 2, 2015. JIKANG will provide two letters of credit to the Company for the remainder of the Purchase Price. The $1 million Letter of Credit will become payable to the Company on or about November 17, 2015, at which time substantially all the assets will be then be transferred to JIKANG in consummation of the transaction. The proceeds of the $1 million letter of credit were collected in December 2015. The remaining Letter of Credit for $200 was payable to the Company after certain post-closing steps; that amount was collected in 2016.

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

Net cash and cash equivalents provided by operating activities was $358 for the year ended December 31, 2016 compared to cash used in operating activities of $6,462 for the year ended December 31, 2015. The cash used in 2015 was mainly due to reduction of accounts receivable balances and inventory levels offset by a net loss for the year.

Net cash and cash equivalents provided by investing activities was $2,148 for the year ended December 31, 2016 compared to net cash provided by investing activities of $77,129 for the year ended December 31, 2015. The primary reason for the change was cash received from the sales of XTRAC and VTRAC business and LCA-Vision for the year ended December 31, 2015.

Net cash and cash equivalents used in financing activities was $684 for the year ended December 31, 2016 compared to net cash used in financing activities of $77,590 for the year ended December 31, 2015. In the year ended December 31, 2015, we had payments on credit facilities of $76,500 and $914 for certain notes payable.

Contractual Obligations

Set forth below is a summary of our current obligations as of December 31, 2016 to make future payments due by the period indicated below, excluding payables and accruals. We expect to be able to meet our obligations in the ordinary course. Operating lease and rental obligations are respectively for personal and real property which we use in our business.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years

Rental and operating lease obligations	808	550	243	15
Notes payable	-	-	-	-
Total	$808	$550	$243	$15

Off-Balance Sheet Arrangements

At December 31, 2016, we had no off-balance sheet arrangements.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of December 31, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, our management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

On March 10, 2016, trade in the Company’s common stock transferred to the NASDAQ Capital Market. This move to the Capital Market will not affect the trading of the Company's common stock. The NASDAQ Capital Market is a continuous trading market that operates in substantially the same manner as the NASDAQ Global Select Market, but with less stringent listing requirements. The Company’s common shares will continue to trade on NASDAQ under the symbol "PHMD."

On March 30, 2016, the Company was notified by NASDAQ that its request for a six month extension of time in which to comply with the bid price requirement had been granted. The transfer of its stock from the NASDAQ Global Select Market to the NASDAQ Capital Market was part of the process to request and receive such an extension. PhotoMedex considered a range of available options to regain compliance with this continued listing standard, and had provided written notice to NASDAQ of its intention to cure the minimum bid price deficiency during a second grace period by carrying out a reverse stock split, if necessary. At its 2015 annual meeting, PhotoMedex shareholders granted authority to the board of directors to implement, as needed, a reverse split in a ratio up to one common share for each five shares outstanding.

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

On November 18, 2016, PhotoMedex, Inc. (the “Company”) (NasdaqGS and TASE: PHMD) received written notification (the “Notice”) from The NASDAQ Stock Market LLC (“NASDAQ”) that the Company’s stockholder equity reported on its Form 10-Q for the period ended September 30, 2016 had fallen below the minimum requirement of $2.5 million, and that the Company is therefore not in compliance with the requirements for continued listing on the NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(b)(1). The Notice provided the Company with a period of 45 calendar days, or until January 2, 2017, to submit a plan to regain compliance with the listing rules; that plan was filed with NASDAQ on January 10, 2017 under a one-week extension due to the holiday period.

NASDAQ has granted the Company an extension of time to comply with the Rule until March 10, 2017, by which time the Company must complete its review and reconciliation of the post-Asset Sale financials and file with the Securities and Exchange Commission and NASDAQ a report on Form 8-K evidencing compliance with the Rule by disclosing) the original deficiency letter from NASDAQ dated November 17, 2004;

(ii) a description of the completed transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing;

(iii) either an affirmative statement that, as of the date of the report the Company believed that it had regained compliance with the stockholders’ equity requirement based upon the completed transaction or event OR a balance sheet no older than 60 days with pro forma adjustments for any significant transactions or event occurring on or before the report date that evidences compliance with the stockholder’s' equity requirement, as well as a disclosure that the Company believes it also satisfies the stockholders’ equity requirement as of the report date; and

(iv) a disclosure stating that NASDAQ will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of the Company’s next periodic report the Company does not evidence compliance, the Company may be subject to delisting.

If the Company fails to evidence compliance with the Rule upon filing its periodic report for the period ended March 31, 2017 with the United States Securities and Exchange Commission and NASDAQ, the Company may be subject to delisting. In the event the Company does not satisfy the terms, NASDAQ will provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting notice to a Listing Qualifications Panel.

On March 15, 2017, the Company received notice from NASDAQ that it had granted the Company an additional extension of time to comply with the Rule until March 31, 2017, at which time it was expected to enter into an agreement regarding a transaction with First Capital Real Estate Operating Partnership, L.P. and its affiliates. NASDAQ may grant a further extension to May 17, 2017, by which time the Company must complete its review and reconciliation of the post-Asset Sale financials, complete the pending transaction with First Capital and file with the Securities and Exchange Commission and NASDAQ a report on Form 8-K evidencing compliance with the Rule, as set forth above.

If the Company fails to evidence compliance with the Rule upon filing its periodic report for the period ended March 31, 2017 with the United States Securities and Exchange Commission and NASDAQ, the Company may be subject to delisting. In the event the Company does not satisfy the terms, NASDAQ will provide written notification to the Company that its securities will be delisted. At that time, the Company may appeal the delisting notice to a Listing Qualifications Panel.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of our directors and executive officers. Members of our Board of Directors are encouraged to attend meetings of the Board of Directors and the Annual Meeting of Stockholders. The Board of Directors held nine meetings and executed five unanimous written consents in lieu of a meeting in 2016.

The following sets forth certain biographical information concerning our current directors and our executive officers as of March 30, 2017.

Name	Position	Age
Lewis C. Pell	Non-Executive Chairman of the Board of Directors	73
Yoav Ben-Dror	Non-Executive Vice Chairman of the Board of Directors	64
Dolev Rafaeli	Chief Executive Officer and Director	53
Dennis M. McGrath	President, Chief Financial Officer and Director	60
Stephen P. Connelly	Director	65
Dan Amiram	Director (until January 2017)	39

Dr. Dan Amiram did not stand for re-election due to a relocation out of the country; any information relating to him is included for historical comparison only and as a reference component of the overall compensation awarded to the Company’s board for its services.

Directors and Executive Officers

Lewis C. Pell was appointed to our Board of Directors and was unanimously elected to serve as Non-Executive Chairman of the Board on December 12, 2011 and is the Chairman of the Compensation Committee. Mr. Pell was a member of Radiancy’s Board since 1998. Mr. Pell has founded over a dozen successful medical technology companies during the past three decades. In 1979, he founded Pentax Precision Instruments, which was sold to Asahi Optical Co. in 1990. In 1983, he founded American Endoscopy Inc., which was sold to C.R. Bard, Inc. (BCR-NYSE) in 1986. In 1984, he founded Versaflex Inc., which was sold to Medtronic in 1988. In 1989, he founded Heart Technology Corp., which went public in the U.S. in 1992 and was sold to Boston Scientific Corp. (BSX-NYSE) in 1995. In 1991, he founded InStent Inc., which became a public company in 1995 and was sold to Medtronic in 1996. In 1994, he founded Influence Inc., which was sold to American Medical Systems Inc. in 1999. Working with Dr. Shlomo Ben-Haim, Mr. Pell founded Biosense Inc. in 1994, which was sold to Johnson & Johnson in 1997. He is currently chairman and an investor for a number of private medical device companies. In 1992, he founded Vision-Sciences, Inc. which merged with Urolplasty, Inc. in 2015 to become Cogentix Medical, Inc. (CGNT NASDAQ) for which he is a director. Mr. Pell has a B.S. in political science from Brooklyn College and over 20 years of experience in the medical technology industry. Mr. Pell was selected to serve on the Company’s board because of his over thirty-years’ experience in leadership roles in the medical device industry.

Yoav Ben-Dror was appointed to our Board of Directors and was elected to serve as Non-Executive Vice Chairman on December 12, 2011. Dr. Ben-Dror was the chairman of Radiancy’s Board since 2006. He is an entrepreneur with more than 30 years of experience in technology, medical devices and financial innovations. He currently serves on the Board of Dagon Batey-Mamguroth Le-Israel Ltd (silo houses), Final Inc. (high-frequency financial algorithm technology), Fitango Inc. (social network), Neurotech Solutions Ltd. (human cognition and behavior with an emphasis on attention deficit/hyperactivity disorder (ADHD)), Travelsys4u Ltd. (a personal mobility system for senior citizens), Impact First Investments Ltd. (investment management firm that specializes in social investing), and Tabit Technologies Ltd. (Formerly: My InPact Solutions Ltd.) (Mobile solutions for restaurant management). He is a director at Keren Shemesh Foundation for the Encouragement of Young Entrepreneurs (in association with YBI (Youth Business International), a foundation assisting young entrepreneurs in transforming an idea into a successful sustainable small business), a director at ANU – making change LTD. (HLZ) (social activity), a director at Hatnuah Hezrachit Hachadasha Ltd. (social activity), and a trustee at the Hecht-Zilzer Trust (charity). Dr. Ben Dror previously served on the Board of Cellcom Israel Ltd. (CEL-NYSE), Dubek Ltd. (tobacco), Magic Box Ltd. (financial algorithm technology) and Holon Institute of Technology (H.I.T.), and was a member of the Board of Trustees of the Holon Institute of Technology (H.I.T.). He was one of the founders of Amphorae Vineyard Ltd. (Winery - Israel). He was also involved with InStent Inc., Influence Medical Technologies Ltd. and Disc-O-Tech Medical Technologies Ltd. Dr. Ben Dror is a member of the Israel Bar and holds a Doctor of the Science of Jurisprudence (J.S.D.) from the School of Law (Boalt Hall), University of California, Berkeley. Dr. Ben-Dror was selected to serve on the Company’s board because of his extensive background in business and financial entrepreneurship.

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

Board Leadership Structure

In accordance with the provisions of our Bylaws, the total number of directors who may serve on our Board of Directors is currently set at a maximum of eight. Five persons currently serve on our board.

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

Compensation, Nominations and Corporate Governance and Audit Committees

General.    Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. We have adopted a Code of Ethics on Interactions with Health Care Professionals, an Anti-Fraud Program and a policy for compliance with the Foreign Corrupt Practices Act. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, Code of Ethics, corporate governance guidelines, codes of conduct and whistle blower policy, please visit our website at www.photomedex.com, under the Corporate Governance section of the Investor Relations page (this website address is not intended to function as a hyperlink and the information contained on our website is not intended to be a part of this Report). In compliance with NASDAQ rules, the majority of our Board of Directors is comprised of independent directors. The Board of Directors determined in 2016 that, except for Messrs. Rafaeli and McGrath, who are our Chief Executive Officer and Chief Financial Officer, respectively, all current members of the Board of Directors are independent under the revised listing standards of NASDAQ.

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

Our Board of Directors has adopted a written charter for the Compensation Committee. The Compensation Committee is currently composed of Messrs. Ben-Dror, Connelly and Pell. Mr. Pell serves as the Chairman of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee in 2016 satisfies the independence requirements of NASDAQ. The Compensation Committee held three formal meetings during 2016.

The Compensation Committee reviews executive compensation from time to time and reports to the Board of Directors, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation. See Item 11 for the report of the Compensation Committee for 2016 as presented below.

Nominations and Corporate Governance Committee.    Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee is composed of Messrs. Connelly, Amiram, and Pell. Mr. Connelly serves as the Chairman of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee held one meeting during 2016 in conjunction with a meeting of the full Board of Directors.

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

Our Board of Directors has adopted a written charter for the Audit Committee that meets the applicable standards of the Commission and NASDAQ. The current members of the Audit Committee are Mr. Pell, Dr. Ben-Dror and Mr. Connelly. Dr. Amiram served as the Chairman of the Audit Committee since October 29, 2015 thru January 19, 2017; Dr. Trevor S. Harris previously served as Chairman and member of the Committee. The Audit Committee meets regularly and held seven meetings during 2016 and executed one unanimous written consent as part of a meeting. Effective January 19, 2017, and in connection with the Company’s Annual Meeting of Shareholders, Mr. Connelly began serving as Chairman of the Audit Committee.

The Board of Directors determined in 2016 that each member of the Audit Committee satisfies the independence and other composition requirements of the Securities and Exchange Commission (the “Commission”) and NASDAQ. Our Board has determined that each member of the Audit Committee qualifies as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial expertise required by applicable NASDAQ rules.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Michele Pupach, Corporate Counsel at mpupach@photomedex.com or to the following address (our principal executive offices): Board of Directors, c/o Corporate Secretary, 2300 Computer Drive, Building G, Willow Grove, Pennsylvania 19090. Any such communication must contain:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the Commission initial reports of ownership and reports of changes in ownership of our equity securities. As of March 30, 2017, we believe, based solely on a review of the copies of such reports furnished to us and representations of these persons that no other reports were filed and that all reports needed to be filed have been filed for the year ended December 31, 2016.

Item 11.	Executive Compensation (dollar amounts are not rounded to the thousands in this section)

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis describes our compensation program and objectives for our Named Executive Officers for our fiscal year ending December 31, 2016, or fiscal 2016. Our Named Executive Officers for fiscal 2016 were Dr. Dolev Rafaeli, our Chief Executive Officer, and Dennis M. McGrath, our President and Chief Financial Officer.

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

The key components of the compensation program for our Named Executive Officers are base salary, bonus and long-term incentives, which for fiscal 2016 was granted to the Named Executive Officers in the form of stock options under our 2005 Equity Plan. These components are administered with the goal of providing total compensation that is competitive in the marketplace, recognizes meaningful differences in individual performance and offers the opportunity to earn superior rewards when merited by individual and corporate performance.

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

Base Salaries.    Base salaries for our Named Executive Officers are designed to provide a base pay opportunity that is appropriately competitive within the marketplace. As an officer’s level of responsibility increases, a greater proportion of his or her total compensation will be dependent on our financial performance and stock price appreciation rather than base salary. Adjustments to each individual’s base salary are made in connection with annual performance reviews and an assessment of market competitiveness. In fiscal 2016 the base salaries of Dr. Rafaeli and Mr. McGrath were $495,000 and $395,000, respectively.

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

For the years 2016 and 2015, Dr. Rafaeli earned a quarterly bonus, each quarter, of $300,000, and Mr. McGrath earned his guaranteed minimum annual bonus of $316,000. These amounts were unpaid as of December 31, 2016.

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

Compensation on Termination of Employment or Change of Control.  We have employment agreements with Dr. Rafaeli and Mr. McGrath. Each of these agreements provides for severance upon termination of employment, whether in context of a change of control or not. See “Potential Payments on Termination of Employment or Change of Control” below. In connection with the sale of the consumer products division to ICTV Brands, Inc. on January 23, 2017 (see ITEM 1: Acquisitions and Dispositions) substantially all of the remaining assets of the company were sold and thereby triggered a Change of Control as defined in the employment agreements of Dr. Rafaeli and Mr. McGrath.

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

For fiscal 2014, our Compensation Committee granted restricted stock awards of our common stock of 225,000 and 165,000 to Dr. Rafaeli and Mr. McGrath, respectively; the awards were for 45,000 and 33,000 shares, respectively, after giving effect to the Company’s reverse stock split of September 23, 2016. The stock has a par value of $0.01. These ownership interests in our Company are intended to incentivize our Named Executive Officers and align their interests with those of our stockholders. The restricted stock will vest and become exercisable in three equal installments on each of the first three anniversaries of the date of grant subject to the individuals continued employment with the Company, with accelerated vesting upon a change in control.

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

Employment Agreement with Dennis M. McGrath.    We are party to an employment agreement with Dennis M. McGrath pursuant to which he serves as our President and Chief Financial Officer. The employment agreement had an initial term of three years that commenced on December 13, 2011, the date of the closing of our merger with Radiancy. The Company and Mr. McGrath had entered into an Amended and Restated Employment Agreement, which had a term of four years and commenced on August 5, 2014; the Company entered into a further Amended and Restated Employment Agreement on March 10, 2015. The Agreement will automatically terminate on December 18, 2018 unless the parties reach a written accord upon an extension or renewal of the Employment Agreement. Mr. McGrath’s 2016 annual base salary under his employment agreement is $395,000 and he is eligible to receive a guaranteed minimum annual bonus of $316,000. He is also eligible for additional bonuses up to 80% of his base salary based on the attainment of individual and corporate goals determined and set by our Board of Directors. In addition, he is entitled to participate in the long-term equity incentive programs established by the Company for its senior level executives generally commensurate with his position. The severance arrangements contained in Mr. McGrath’s employment agreement are summarized in the section below entitled “Potential Payments upon Termination of Employment or Change in Control.”

Under the Second Amended Forbearance Agreement, commencing on February 28, 2015, the Company and its subsidiaries agreed not to pay in cash any compensation to either Mr. Rafaeli or Mr. McGrath that is based on a percentage of sales or another metric other than the officer's base salary, perquisites and standard benefits provided to or on behalf of those executives under the terms of their employment agreements. Those payments were to be accrued or deferred and paid in cash only after the repayment of the Facilities in full. As of year-end 2016, Dr. Rafaeli’s total bonuses for the fiscal year 2016 of $1,200,000 and 2015 of $1,200,000 together with $300,000 from 2014 remains accrued but unpaid. As of year-end 2016, Mr. McGrath’s total bonus for fiscal year 2016 of $316,000 and 2015 of $62,400 remains accrued but unpaid.

SUMMARY COMPENSATION TABLE

The following table includes information for the years ended December 31, 2016, 2015 and 2014 concerning compensation for our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Non-Equity Incentive Plan Compensation ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($) (3)	Total ($)

Dolev Rafaeli, Chief Executive Officer	2016	495,000	1,200,000	71,719	0	46,347	1,813,066
	2015	495,000	1,273,269	0	0	20,213	1,788,482
	2014	468,000	2,106,970	702,000	0	19,152	3,296,122

Dennis M. McGrath, President and Chief Financial Officer	2016	395,000	316,000	52,594	0	45,156	808,750
	2015	395,000	316,000	0	0	21,933	723,933
	2014	353,000	316,000	514,800	0	22,735	1,206,535

(1)	“Non-Equity Incentive Plan Compensation” in the foregoing table is the bonus earned in 2016, 2015 and 2014, even though such bonus may have been paid in a subsequent period. Dr. Rafaeli’s bonuses of $1,200,000 and Mr. McGrath’s bonus of $316,000 remain accrued but unpaid for both 2016 and 2015.

(2)	The amounts shown for option awards, restricted stock awards and stock purchase rights relate to shares granted under our 2005 Equity Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2016, 2015 and 2014, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures. For information regarding the number of shares subject to 2016 awards, other features of those awards and the grant-date fair value of the awards, see the Grants of Plan-Based Awards Table below.

(3)	“All Other Compensation” includes car allowance ($1,000 per month), premiums for supplementary life and/or disability insurance of $7,910 and matching 401(k) plan contributions of $2,962 for Mr. McGrath. For Dr. Rafaeli it includes matching 401(k) plan contributions of $13,250 and premiums for supplementary life and/or disability insurance of $6,549.

Potential Payments on Termination of Employment or Change of Control

Potential payments to our Named Executive Officers on termination of employment or upon a change of control of the Company are governed by their respective employment agreements and by the terms of their option agreements and restricted stock agreements or plan document.

Pursuant to the terms of their employment agreements as of December 31, 2016, should (1) the Company terminate Dr. Rafaeli’s or Mr. McGrath’s employment without cause, (2) Dr. Rafaeli or Mr. McGrath resign for good reason or (3) the Company fail to renew the applicable employment agreement (in each instance, whether in the context of a change in control or otherwise), then the affected individual would become entitled to the following benefits upon his delivery of an effective release to the Company:

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

If any of the events set forth in the table below had occurred by December 31, 2016, then we estimate the value of the benefits that would have been triggered and thus accrued to Dr. Rafaeli and Mr. McGrath and had the triggering event occurred on December 31, 2016 and they timely delivered a release, would be as set forth below.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL TABLE

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination	Death (1)	Disability (1)	Change in Control

Dolev Rafaeli	Salary & bonus (1)(2)	$3,390,000	$3,390,000	0	0	0	N/A
	Health continuation	45,978	45,978	0	0	0	N/A
	AD&D insurance	2,756	2,756	0	0	0	N/A
	Executive life ins.	13,924	13,924	0	0	0	N/A
	Accelerated vesting (3)	71,719	71,719	0	0	0	N/A
	TOTAL(4)	$3,524,377	$3,524,377	0	0	0	N/A

Dennis McGrath	Salary & bonus (1)(2)	$1,422,000	$1,422,000	0	0	0	N/A
	Health continuation	35,956	35,956	0	0	0	N/A
	AD&D insurance	7,910	7,910	0	0	0	N/A
	Executive life ins.	15,821	15,821	0	0	0	N/A
	Accelerated vesting (3)	52,594	52,594	0	0	0	N/A
	TOTAL(4)	$1,534,281	$1,534,281	0	0	0	N/A

(1)	An executive’s salary and benefits are paid through the end of the month of termination due to death or disability, except that we will pay the disability premiums during the period of disability.

(2)	Severance based on 2016 salary and pro-rata bonus levels.

(3)	If upon a change of control, the acquirer does not desire the services of the executive, then any unvested restricted stock will vest. The closing price of our stock on December 31, 2016 was $2.20 per share. The gain associated with the acceleration of a share of restricted stock upon a change of control is calculated as the difference between the closing price of our common stock on the date of such event and the purchase price of such share of restricted stock.

(4)	The above payments are based upon the executives’ employment agreements in effect as of December 31, 2016.

Grants of Plan-Based Awards Table

There were no options or restricted stock awarded to our Named Executive Officers in 2016. The following table sets forth certain information with respect to the options granted and restricted stock awarded during or for the year ended December 31, 2014 to our Named Executive Officers. The stock awards and option grants reflected below were awarded under the 2005 Equity Plan.

GRANTS OF PLAN-BASED AWARDS TABLE

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)

Dolev Rafaeli	11/7/14	-	$2,106,970	-	45,000	15.6	702,000

Dennis McGrath	11/7/14	-	$316,000	-	33,000	15.6	514,800

(1)	Computed in accordance with FASB ASC Topic 718, formerly SFAS 123 (R).

Outstanding Equity Awards Value at Fiscal Year-End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year end, December 31, 2016.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (2)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)

Dolev Rafaeli	16,800	11,200	0	100.00	3/18/2022	0	0	N/A	N/A
	3,800	5,700	0	100.00	2/28/2023	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	33,750	75,938

Dennis McGrath	1,750	0	0	31.20	6/15/19	0	0	N/A	N/A
	2,120	0	0	100.00	12/13/21	0	0	N/A	N/A
	10,020	0	0	78.00	12/13/21	0	0	N/A	N/A
	10,800	7,200	0	100.00	3/18/22	0	0	N/A	N/A
	2,800	4,200	0	100.00	2/28/23	0	0	N/A	N/A
	0	N/A	0	N/A	N/A	0	0	24,750	55,688

(1)	The market value of unvested shares of restricted stock is based on $2.20 per share, which was the closing price of our stock on December 31, 2016.

(2)	All options grants were under the 2005 Equity Plan. This table has been updated to reflect the one for five reverse stock split effected September 23, 2016.

Mr. Rafaeli and Mr. McGrath vest in the 45,000 and 33,000 shares of restricted stock, respectively, granted on November 7, 2014 equally on each of the first four anniversaries of the issuance date. The outstanding stock options vest ratably on each of the five anniversaries of the grant date. All unvested shares and options vest upon a Change of Control as defined in each of their employment agreements. Upon the sale of the consumer products division to ICTV Brands, Inc. on January 23, 2017, a change of control event was triggered.

Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)

Dennis M. McGrath	-	-	8,250	18,563

Dolev Rafaeli	-	-	11,250	25,313

(1)	Value realized is determined by multiplying the market price of the common stock on the applicable vesting date by the number of shares that vested on that date. This table has been updated to reflect the one for five reverse stock split effected September 23, 2016.

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

Director Compensation

Directors who are also our employees receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Directors who are not our employees are compensated under the Non-Employee Director Plan. Effective December 12, 2011, each outside director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. The table below sets forth our non-employee directors’ compensation through December 31, 2016.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned ($)	Stock Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Lewis Pell	40,000	0	0	40,000

Yoav Ben-Dror	45,000	0	360,000	405,000

Stephen P. Connelly	40,000	0	0	40,000

Dan Amiram	50,000	0	0	50,000

(1)	The amounts shown for stock awards relate to shares granted under our Non-Employee Director Plan. These amounts are equal to the aggregate grant-date fair value with respect to the stock awards for financial statement purposes.

(2)	Dr. Ben-Dror receives a monthly payment of $30,000 for his services as the executive director for Radiancy Ltd. and Photo Therapeutics, Ltd.

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

Directors' and Officers' Liability Insurance

We have obtained directors' and officers' liability insurance, which was set to expire on December 13, 2016 and was extended until the sooner of February 1, 2017 or the closing of the sale to ICTV Brands, Inc. which occurred on January 23, 2017. The company acquired a traditional directors’ and officers’ liability run-off (or tail coverage) policy which expires six years from the closing date of the ICTV transaction. .. We are required under our indemnification agreements to maintain such insurance for us and members of our Board of Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth in Item 5 of this Annual Report under the heading “Overview of Equity Compensation Plans” is hereby incorporated by reference.

The following table reflects, as of March 30, 2017, the beneficial common stock ownership of: (a) each of our directors, (b) each executive officer, (c) each person known by us to be a beneficial holder of five percent (5%) or more of our common stock, and (d) all of our executive officers and directors as a group. Unless otherwise provided in the accompanying footnotes, the information used in the table below was obtained from the referenced beneficial owner. This table has been updated to reflect the one for five reverse stock split effected September 23, 2016.

Name and Address Of Beneficial Owner (1)	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned (1)
Lewis C. Pell (2)	424,064	9.60%
Yoav Ben-Dror (3)	310,684	7.03%
Dolev Rafaeli (4)	170,315	3.86%
Dennis M. McGrath (5)	78,767	1.78%
Stephen P. Connelly (6)	1,602	*
Trevor Harris (7)	1,000	*
Dan Amiram (8)	1,000	*
Katsumi Oneda (9)	265,033	6.00%
Shlomo Ben-Haim (10)	361,253	8.18%
Paradigm Capital Mgt. (11)	0	0
Renaissance Technologies LLC. (12)	247,880	5.61%

All directors and officers as a group (seven persons) (13)	987,494	22.35%

* Less than 1%.

(1)	Beneficial ownership is determined in accordance with the rules of the Commission. Shares of common stock subject to delivery, or subject to options or warrants currently exercisable or exercisable, within 60 days of March 30, 2017, are deemed outstanding for computing the percentage ownership of the stockholder holding the options or warrants, but are not deemed outstanding for computing the percentage ownership of any other stockholder. Unless otherwise indicated in the footnotes to this table, we believe stockholders named in the table have sole voting and sole investment power with respect to the shares set forth opposite such stockholder’s name. Unless otherwise indicated, the listed officers, directors and stockholders can be reached at our principal offices. Percentage of ownership is based on 4,418,266 shares of common stock outstanding as of March 30, 2017.

(2)	Includes 281,064 shares of common stock, 120,000 shares held by trusts with respect to which Mr. Pell may be deemed to have beneficial ownership and warrants to purchase 23,000 shares of common stock. Mr. Pell's address is 2300 Computer Drive, Building G, Willow Grove, PA 19090.

(3)	Includes 299,185 shares of common stock beneficially owned, and warrants to purchase 11,500 shares of common stock. Dr. Ben-Dror's address is 2300 Computer Drive, Building G, Willow Grove, PA 19090.

(4)	Includes 116,025 shares of common stock, 33,750 additional shares of common stock subject to restriction agreements with us and vested options to purchase 20,600 shares of common stock. Does not include unvested options to purchase up to 16,800 shares of common stock, which may vest more than 60 days after April 7, 2016.

(5)	Includes 26,528 shares of common stock, 24,750 additional shares of common stock subject to restriction agreements with us, and vested options to purchase 27,490 shares of common stock. Does not include options to purchase up to 11,400 shares of common stock, which may vest more than 60 days after March 30, 2017.

(6)	Includes 3,138 shares of common stock, and options to purchase up to 167 shares of common stock. Mr. Connelly’s address is 2300 Computer Drive, Building G, Willow Grove, PA 19090.

(7)	Includes 1,000 shares of common stock. Dr. Harris’s address is 2300 Computer Drive, Building G, Willow Grove, PA 19090.

(8)	Incudes 1,000 shares of common stock. Dr. Amiram’s address is 2300 Computer Drive, Building G, Willow Grove, PA 19090.

(9)	Includes 201,033 shares of common stock and 64,000 shares held by trusts with respect to which Mr. Oneda may be deemed to have beneficial ownership. Mr. Oneda’s address is 2300 Computer Drive, Building G, Willow Grove, PA 19090.

(10)	Shlomo Ben-Haim is, or may be deemed to be, the beneficial owner of 361,253 shares of common stock. Of the 361,253 shares, 230,772 shares are owned by Eastnet Investment Limited and the remaining shares are owned by Mr. Ben-Haim. Mr. Ben -Haim has voting and/or dispositive power over shares held by Eastnet Investment Limited. Mr. Ben-Haim's address is 8 Kensington Palace Gardens, London W84QP, United Kingdom. Eastnet Investment Limited's address is Nerine Chambers, PO Box 905, Road Town, Tortola, British Virgin Islands.

(11)	Paradigm Capital Management’s address is Nine Elk Street, Albany, NY 12207.

(12)	Includes 229,928 sole dispositive power shares and 17,952 shared dispositive power shares. Renaissance Technologies LLC’s address is 800 Third Avenue, New York, NY 10022.

(13)	Includes 900,440 unrestricted shares of common stock, including 120,000 held by trusts, and 82,757 restricted shares of common stock warrants to purchase 167 shares of common stock. Does not include options to purchase up to 28,200 shares of common stock, which may vest more than 60 days after March 30, 2017.

Item 13.	Certain Relationships and Related Transactions, Director Independence

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

Item 14.	Principal Accounting Fees and Services

We engaged Fahn Kanne & Co. Grant Thornton Israel (“Grant Thornton Israel”) as our independent auditors for 2016 and 2015.

The following table shows the fees paid or accrued by us for the audit and other services provided by Grant Thornton Israel for 2016 and 2015:

	2016	2015
Audit Fees (1)	$200	$394
Audit-Related Fees (2)	-	18
Tax Fees (3)	433	321
All Other Fees (4)	-	-
Total	$633	$733

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table, principally related to the limited scope audit of the 401(K) plan and due diligence services.

(3)	Consists of all tax related services.

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

Auditor Selection for Fiscal 2016 The Audit Committee has selected Grant Thornton Israel to serve as our independent auditors for the year ending December 31, 2016. The Committee’s selection was submitted to our stockholders and ratified at our 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

Consolidated balance sheets of PhotoMedex, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive (loss) income, changes in' equity and cash flows for each of the years in the two-year period ended December 31, 2016.

(a)(2)	Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, or the information is otherwise set forth in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

The exhibits listed under subsections (b) of this Item 15 are hereby incorporated by reference.

(b)  Exhibits

2.1	Amended and Restated Agreement and Plan of Merger, dated as of October 31, 2011, by and among Radiancy, Inc., PhotoMedex, Inc. and PHMD Merger Sub, Inc., including the Form of Warrant. (23)

2.2	Agreement and Plan of Merger by and among PhotoMedex, Inc., Gatorade Acquisition Corp. and LCA-Vision Inc., dated as of February 13, 2014 (34)

3.1	Amended and Restated Articles of Incorporation of PhotoMedex, Inc. a Nevada corporation, filed on December 12, 2011 with the Secretary of State for the State of Nevada. (23)

3.2	Bylaws of PhotoMedex, Inc. (a Nevada corporation), adopted December 28, 2010 (18)

2.3	Asset Purchase Agreement, dated June 22, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and MELA Sciences, Inc. (43)

2.4	Asset Purchase Agreement, dated September 1, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and DaLian JiKang Medical Systems Import & Export Co., LTD. (44)

2.5	Supplemental Agreement, dated September 1, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and DaLian JiKang Medical Systems Import & Export Co., LTD. (44)

2.6	Stock Purchase Agreement of January 31, 2015, among PhotoMedex, Inc., LCA-Vision Inc., and Vision Acquisition, LLC (41)

2.7	First Amendment Stock Purchase Agreement of January 31, 2015, among PhotoMedex, Inc., LCA-Vision Inc., and Vision Acquisition, LLC (44)

2.8	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Consumer Acquisition Corp., PhotoMedex, Inc., and Radiancy, Inc. (45)

2.9	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., PhotoMedex, Inc., and Photomedex Technology, Inc. (45)

2.10	1Interest Contribution Agreement, dated as of dated March 31, 2017, ”), by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and PhotoMedex, Inc.

4.6	Credit Agreement, dated December 27, 2013, between Radiancy, Inc. and JP Morgan Chase Bank, N.A. (35)

10.1	Lease Agreement dated May 29, 1996, between Surgical Laser Technologies, Inc. and Nappen & Associates (Montgomeryville, Pennsylvania) (2)

10.2	Lease Renewal Agreement, dated January 18, 2001, between Surgical Laser Technologies, Inc. and Nappen & Associates (2)

10.3	Lease Agreement, dated July 10, 2006, PhotoMedex, Inc. and Nappen & Associates (3)

10.4	Standard Industrial/Commercial Multi-Tenant Lease - Net, dated July 30, 2008 (additional facility at Carlsbad, California) (15)

10.5	Standard Industrial/Commercial Multi-Tenant Lease Net, dated March 17, 2005 (Carlsbad, California) (5)

10.7	Settlement Agreement and Release, dated November 11, 2008, by and among Allergan, Inc., Murray A. Johnstone, MD, PhotoMedex, Inc. and ProCyte Corporation. (15)

10.9	License Agreement, dated March 31, 2006, and effective April 1, 2006, between the Mount Sinai School of Medicine and PhotoMedex, Inc. (7)

10.10	2005 Equity Compensation Plan, approved December 28, 2005 (8)

10.11	Amended and Restated 2000 Non-Employee Director Stock Option Plan (1)

10.12	Amended and Restated 2000 Stock Option Plan (1)

10.16	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated January 15, 2006 (5)

10.17	Consulting Agreement dated January 21, 1998 between the Company and R. Rox Anderson, M.D. (4)

10.18	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated May 1, 2007 (10)

10.21	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of June 26, 2007 (24)

10.22	Amended and Restated 2005 Equity Compensation Plan, dated as of June 26, 2007, as amended on October 28, 2008 (14)

10.23	Form of Indemnification Agreement for directors and executive officers of PhotoMedex, Inc. (13)

10.24	Restricted Stock Purchase Agreement of Dennis M. McGrath, dated June 15, 2009 (16)

10.27	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (18)

10.28	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010. (18)

10.29	Restricted Stock Agreement of Dennis M. McGrath, dated March 30, 2011 (18)

10.32	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on July 4, 2011. (19)

10.33	Amended and Restated Restricted Stock Agreement, entered into as of August 11, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (20)

10.34	Restricted Stock Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)

10.35	Non-Qualified Stock Option Agreement, entered into as of July 4, 2011, by and between PhotoMedex, Inc. and Dennis McGrath. (19)

10.40	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 9, 2011. (21)

10.41	Distribution Agreement by and between Radiancy, Inc. and Ya-Man Ltd., dated October 17, 2008. (21)

10.42	Distribution Agreement Extension by and between Radiancy, Inc. and Ya-Man Ltd., dated August 12, 2010. (21)

10.43	First Amendment to the Nonqualified Stock Option Agreement, dated as of October 31, 2011, by and between PhotoMedex, Inc. and Dennis McGrath (22)

10.45	Lease Renewal Agreement, dated February 22, 2012, PhotoMedex, Inc. and FR National Life LLC (28)

10.46	Lease Agreement dated September 1, 2010, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (25)

10.47	Unprotected Tenancy Agreement dated September 9, 2008 by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (Hod Hasharon) (25)

10.48	Amendment to Unprotected Tenancy Lease, dated as of January 20, 2008, by and between S.A.I. Yarak Buildings and Investments Ltd. and Radiancy (Israel) Ltd. (25)

10.49	Exclusive License Agreement for Methods of Treating Diseased Tissue, dated April 1, 2012, by and between the Regents of the University of California and PhotoMedex, Inc. (25)

10.50	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dolev Rafaeli (25)

10.51	Non-Qualified Stock Option Agreement dated March 18, 2012 between PhotoMedex, Inc. and Dennis McGrath (25)

10.52	Warrant issued March 1, 2012 to Crystal Research Associates LLC. (29)

10.53	Lease Agreement dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg). (30)

10.54	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dolev Rafaeli (31)

10.55	Non-Qualified Stock Option Agreement dated February 28, 2013 between PhotoMedex, Inc. and Dennis McGrath (31)

10.56	Quota Purchase and Sale Agreement dated May 7, 2013 by and Among Radiancy, Inc., Leo Klinger and Intervening Parties (32)

10.57	Lease Agreement dated June 3, 2013 by and between Maestro Properties Limited and Photo Therapeutics, Ltd. (UK) (32)

10.58	Lease Agreement dated September 23, 2013 by and between Liberty Property Limited Partnership and PhotoMedex, Inc. (33)

10.60	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on August 5, 2014. (37)

10.61	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on August 5, 2014. (37)

10.65	Amended and Restated Employment Agreement entered into by and between PhotoMedex, Inc. and Dolev Rafaeli on March 10, 2015. (42)

10.66	Amended and Restated Employment agreement, entered into by and between PhotoMedex, Inc. and Dennis McGrath on March 10, 2015. (42)

10.67	XTRAC Exclusivity Agreement, dated as of January 31, 2015, between PhotoMedex, Inc. and LCA-Vision Inc. (41)

10.68	Transition Services Agreement, dated as of January 31, 2015, between PhotoMedex, Inc. and LCA-Vision Inc. (41)

10.69	Lease Amendment Agreement, dated April 30, 2015, PhotoMedex, Inc. and FR National Life LLC (42)

10.70	Escrow Agreement, dated June 22, 2015, among MELA Sciences, Inc., PhotoMedex, Inc., and U.S. Bank National Association (43)

10.71	Transition Services Agreement, dated June 22, 2015, among PhotoMedex, Inc., PhotoMedex Technology, Inc. and MELA Sciences, Inc. (43)

10.72	Payoff Letter, dated June 17, 2015 from JPMorgan Chase Bank, N.A. (43)

10.73	Credit Card Receivables Advance Agreement, dated December 21, 2015, between PhotoMedex, Inc. and its subsidiaries Radiancy, Inc., PhotoMedex Technology, Inc., and Lumiere, Inc., and CC Funding, a division of Credit Cash NJ, LLC (46)

21.1	List of subsidiaries of the Company
23.1	Consent of Fahn Kanne & Co. Grant Thornton Israel
31.1	Rule 13a-14(a) Certificate of Chief Executive Officer
31.2	Rule 13a-14(a) Certificate of Chief Financial Officer
32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Taxonomy Presentation Linkbase

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

(1)	Filed as part of our Registration Statement on Form S-4, on October 18, 2002, and as amended.

(2)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2002.

(3)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Filed as part of our Registration Statement on Form S-1/A, on August 5, 1999.

(5)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2005.

(6)	Filed as part of our Current Report on Form 8-K, on September 13, 2004.

(7)	Filed as part of our Current Report on Form 8-K, on April 10, 2006.

(8)	Filed as part of our Definitive Proxy Statement on Schedule 14A, on November 15, 2005.

(9)	Filed as part of our Registration Statement on Form S-8, on April 13, 2005.

(10)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(11)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2007.

(13)	Filed as part of our Current Report on Form 8-K on March 5, 2009.

(14)	Filed as part of our Definitive Proxy Statement on Schedule 14A on December 18, 2008.

(15)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2008.

(16)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(17)	Filed as part of our Current Report on Form 8-K on January 11, 2010.

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(19)	Filed as part of our Current Report on Form 8-K on July 8, 2011.

(20)	Filed as part of our Registration Statement on Form S-4, on August 12, 2011.

(21)	Filed as part of our Registration Statement on Form S-4/A, on October 5, 2011.

(22)	Filed as part of our Registration Statement on Form S-4/A, on November 2, 2011.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(24)	Filed as part of our Current Report on Form 8-K on July 2, 2007.

(25)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2011.

(26)	Filed as part of our Current Report on Form 8-K on March 23, 2010.

(27)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(28)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

(29)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

(30)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

(31)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

(32)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

(33)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(35)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2013.

(36)	Filed as part of our Current Report on Form 8-K on May 12, 2014.

(37)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

(38)	Filed as part of our Current Report on Form 8-K on August 25, 2014.

(39)	Filed as part of our Current Report on Form 8-K on November 4, 2014.

(40)	Filed as part of our Current Report on Form 8-K on March 3, 2015.

(41)	Filed as part of our Current Report on Form 8-K on February 5, 2015.

(42)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

(43)	Filed as part of our Current Report on Form 8-K on June 26, 2015.

(44)	Filed as part of our Current Report on Form 8-K on September 4, 2015.

(45)	Filed as part of our Current Report on Form 8-K on February 22, 2016

(46)	Filed as part of our Current Report on Form 8-K on March 31, 2016

(47)	Filed as part of this Form 10-K.

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), are deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise not subject to liability under those sections. This exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates this exhibit by reference.

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

PHOTOMEDEX, INC.

Date: March 31, 2017	By:/s/ Dr. Dolev Rafaeli
Dr. Dolev Rafaeli
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Lewis C. Pell	Chairman of the Board of Directors	March 31, 2017
Lewis C. Pell

/s/ Dr. Yoav Ben-Dror	Vice Chairman of the Board of Directors	March 31, 2017
Dr. Yoav Ben-Dror

/s/ Dr. Dolev Rafaeli	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2017
Dr. Dolev Rafaeli

/s/ Dennis M. McGrath	President, Chief Financial Officer and Director (Principal Financial Officer)	March 31, 2017
Dennis M. McGrath

/s/ Stephen P. Connelly	Director	March 31, 2017
Stephen P. Connelly

PHOTOMEDEX, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM Board of Directors and Stockholders PhotoMedex, Inc.	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il

We have audited the accompanying consolidated balance sheets of PhotoMedex, Inc. (a Nevada corporation) and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PhotoMedex, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, as of December 31, 2016, the Company had an accumulated deficit of $115,635 and shareholders’ deficit of $1,408. Also, during the most recent periods the Company has incurred losses and negative cash flows from continuing operations and was forced to sell certain assets and business units to obtain additional liquidity resources to support its operations. In addition, as discussed in Note 18 to the consolidated financial statements, on January 23, 2017, the Company completed the sale of its consumer products division which represented the sale of substantially all of the remaining operations and assets of the Company. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

Tel-Aviv, Israel

March 31, 2017

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,335	$3,302
Restricted cash	342	724
Accounts receivable, net of allowance for doubtful accounts of $1,192 and $14,959 respectively	4,125	8,469
Inventories, net	-	11,735
Deferred tax asset, net	-	470
Prepaid expenses and other current assets	3,253	2,795
Assets held for sale	8,362	-
Total current assets	18,417	27,495

Property and equipment, net	77	1,306
Patents and licensed technologies, net	-	1,613
Other intangible assets, net	-	241
Goodwill, net	-	3,581
Other assets, net	7	138
Total assets	$18,501	$34,374

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of notes payable	$-	$490
Accounts payable	6,648	7,216
Accrued compensation and related expenses	4,029	2,917
Other accrued liabilities	8,091	8,565
Deferred revenues	1,141	1,847
Total current liabilities	19,909	21,035

Long-term liabilities:
Deferred revenues, net of current portion	-	642
Total liabilities	19,909	21,677

Commitment and contingencies (Note 11)

Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2016 and 2015	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 4,361,094 and 4,398,344 shares issued and outstanding, respectively	221	221
Additional paid-in capital	118,585	116,616
Accumulated deficit	(115,635)	(102,371)
Accumulated other comprehensive loss	(4,579)	(1,769)
Total stockholders' equity (deficit)	(1,408)	12,697
Total liabilities and stockholders’ equity (deficit)	$18,501	$34,374

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015

Revenues:	$38,397	$75,890

Cost of revenues	8,086	18,425

Gross profit	30,311	57,465

Operating expenses:
Engineering and product development	1,249	1,313
Selling and marketing	21,729	57,412
General and administrative	13,233	17,484
Impairment	3,518	21,481
Loss on sale of assets	2,574	-
	42,303	97,690
Loss from continuing operations before interest and other financing expense, net	(11,992)	(40,225)

Interest and other financing expense, net	(385)	(1,402)
Loss from continuing operations before income taxes	(12,377)	(41,627)

Income tax expense (benefit)	762	(1,794)

Loss from continuing operations	(13,139)	(39,833)

Discontinued operations:
Loss from discontinued operations, net of taxes	(125)	(4,131)
Gain on sale of discontinued operations, net of taxes	-	9,410

Loss	$(13,264)	$(34,554)

Basic net loss per share:
Continuing operations	$(3.15)	$(9.84)
Discontinued operations	(0.03)	1.30
	$(3.18)	$(8.54)
Diluted net loss per share:
Continuing operations	$(3.15)	$(9.84)
Discontinued operations	(0.03)	1.30
	$(3.18)	$(8.54)
Shares used in computing net loss per share:
Basic	4,171,549	4,049,518
Diluted	4,171,549	4,049,518

Other comprehensive loss:
Foreign currency translation adjustments	$(2,810)	$(1,256)
Comprehensive loss	$(16,074)	$(35,810)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total

BALANCE, DECEMBER 31, 2014	4,075,249	204	110,391	(67,817)	(513)	42,265
Stock-based compensation related to stock options and restricted stock	-	-	6,309	-	-	6,309
Restricted stock issued	323,095	17	-	-	-	17
Registration costs	-	-	(84)	-	-	(84)
Other comprehensive loss	-	-	-	-	(1,256)	(1,256)
Loss	-	-	-	(34,554)	-	(34,554)
BALANCE, DECEMBER 31, 2015	4,398,344	$221	$116,616	$(102,371)	$(1,769)	$12,697

Stock-based compensation related to stock options and restricted stock	-	-	1,969	-	-	1,969
Restricted stock canceled	(37,250)	-	-	-		-
Other comprehensive loss	-	-	-		(2,810)	(2,810)
Loss	-	-	-	(13,264)	-	(13,264)
BALANCE, DECEMBER 31, 2016	4,361,094	$221	$118,585	$(115,635)	$(4,579)	$(1,408)

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities:
Loss	$(13,264)	$(34,554)
Adjustments to reconcile loss to net cash provided by (used in) operating activities related to continuing operations:
Depreciation and amortization	559	1,973
Impairment of goodwill and intangible assets	3,518	21,481
Provision for doubtful accounts	457	1,533
Deferred income taxes	470	865
Stock-based compensation	1,969	2,280
Loss on disposal of property and equipment	213	-
Loss on sale assets	2,574	515
Changes in operating assets and liabilities:
Accounts receivable	2,943	7,460
Inventories	1,444	4,707
Prepaid expenses and other assets	(256)	6,195
Accounts payable	(144)	(3,376)
Accrued compensation and related expenses	1,118	708
Other accrued liabilities	69	(4,045)
Deferred revenues	(1,312)	(2,969)
Adjustments related to continuing operations	13,622	37,327
Adjustment related to discontinued operations	-	(9,235)

Net cash provided by (used in) operating activities	358	(6,462)

Cash Flows From Investing Activities:
Decrease in restricted cash	382	-
Purchases of property and equipment	(94)	(321)
Proceeds from short-term deposit	-	87
Proceeds on sale of property and equipment	110	-
Proceeds on sale of assets	1,750	1,210
Net cash provided by investing activities – continuing operations	2,148	976
Net cash provided by investing activities – discontinued operations	-	76,153
Net cash provided by investing activities	2,148	77,129

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015

Cash Flows From Financing Activities:
Registration costs	-	(84)
Proceeds from note payable	5,460	-
Repayment of debt	-	(76,500)
Payments on notes payable	(6,144)	(914)
Net cash used in financing activities – continuing operations	(684)	(77,498)
Net cash used in financing activities – discontinued operations	-	(92)
Net cash used in financing activities	(684)	(77,590)

Effect of exchange rate changes on cash	(2,789)	(124)
Net decrease in cash and cash equivalents	(967)	(7,047)
Cash and cash equivalents, beginning of year	3,302	10,349

Cash and cash equivalents, end of year	$2,335	$3,302

Supplemental information:

Cash paid for income taxes	$203	$85
Cash paid for interest	$281	$1,594

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1

The Company and Summary of Significant Accounting Policies:

The Company:

Background

PhotoMedex, Inc. (and its subsidiaries) (the “Company”) was a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that address skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. As part of such redirected efforts, management continues its comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company has also sold off certain business units and product lines to support this restructuring and has agreed to sell its Consumer product division (See Note 18 - Subsequent Event).

The Company did not present the consumer products segment as a discontinued operation, since the consumer products represent the entire remaining operations of the Company and accordingly, following such transaction, the Company will have only minimal operations and assets, with no continuing operations.

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

Liquidity and Going Concern

As of December 31, 2016, the Company had an accumulated deficit of $115,635 and shareholders’ deficit of $1,408. To date, the Company has dedicated most of its financial resources to sales and marketing, general and administrative expenses and research and development.

Cash and cash equivalents as of December 31, 2016 were $2,677, including restricted cash of $342. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. . The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by selling certain of its product lines to a third party (see NOTE 18 Subsequent Events). There are no assurances, however, that the Company will be able to collect all remaining amounts due from sale of these assets and product lines or, in the alternative, obtain an adequate level of financial resources required for the short and long-term support of its operations if the remaining amounts due from the sale of assets and product lines remain uncollected or not paid when due. In light of the Company’s recent operating losses and negative cash flows and the uncertainty of collecting amounts due from the sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

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

As of December 31, 2016 the restricted cash account includes $253 from the Neova Escrow Agreement (see Acquisitions and Dispositions below). Restricted cash also includes $89 reflecting certain commitments connected to our leased office facilities in Israel. Additionally, during 2016 the Company gained access to previously restricted cash amounts of $724 that were held in escrow as of the one year anniversary of the sale of the XTRAC and VTRAC business on June 22, 2015, from which $125 was paid to MELA Science, the purchaser of that business which amount was reflected within the loss from discontinued operations.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting in immediate cash proceeds to the Company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the year ended December 31, 2016.

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (See Note 18 Subsequent Event and Acquisitions and Dispositions). On January 23, 2017, the Company entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement which revised the definition of Business Assets and Assumed Liabilities, provided for the establishment of employee benefit plans by the Purchaser and substituted a new Disclosure Letter for the one delivered concurrently with the signing of the original Asset Purchase Agreement. The amendment also extended the term of the Letter of Credit issued in connection with the Asset Purchase Agreement to 100 days after the Closing Date.   The Company also entered into a First Amendment (the “First TSA Amendment”) to the Transition Services Agreement between the Company and its subsidiaries and the Purchaser of the Consumer Products division, pursuant to which the Company and its subsidiaries will provide the Purchaser with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three months to up to one year following the Closing Date, during which time the Purchaser will arrange to transition the services it receives to its own personnel.  The First TSA Amendment revised references in the Transition Services Agreement from “Effective Date” to “Closing Date”, and clarified specifications regarding the lease for certain premises in Israel by and between Radiancy Israel and the landlord for those premises.  This transaction was completed on January 23, 2017. See background paragraph above.

Assets held for sale related to the Consumer Division consisted of the following as of December 31, 2016:

Inventory	$7,336
Property and equipment	911
Other assets	115
Assets held for sale as of December 31, 2016	$8,362

The Company has classified the assets of the Consumer Division as assets held for sale as of December 31, 2016.

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

Held for Sale Classification and Discontinued Operations

A disposal group is reported as held for sale when management has approved or received approval to sell and is committed to a formal plan, the disposal group is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A disposal group classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying value of the business exceeds its estimated fair value less cost to sell, a loss is recognized. However, when a disposal group meets the held for sale criteria, the Company first evaluates whether the carrying amounts of the assets not covered by ASC 360-10 included in the disposal group (such as goodwill) are required to be adjusted in accordance with other applicable GAAP before measuring the disposal group at fair value less cost to sell.

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

Commencing January 1, 2015 (the effective date of the ASU 2014-08), only disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity's operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, requires to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented (including comparatives).

The results of discontinued operations are reported in discontinued operations in the consolidated statement of comprehensive loss for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Depreciation is not recorded on assets of a business while it is classified as held for sale. (See also Note 2, Discontinued Operations).

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“US GAAP”) requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) revenue recognition, including provision for sales return and valuation allowances of accounts receivable; (2) valuation allowance of deferred tax assets and uncertainty in tax positions; and (3) stock based compensation and (4) impairment of long lived assets and intangibles (5) evaluation of going concern; (6) contingencies.

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

The fair value of cash and cash equivalents are based on its demand value, which is equal to its carrying value. Additionally, the carrying value of all other monetary assets and liabilities is estimated to be equal to their fair value due to the short-term nature of these instruments.

Derivative financial instruments are measured at fair value, on a recurring basis. The fair value of derivatives generally reflects the estimated amounts that the Group would receive or pay to terminate the contracts at the reporting dates, based on the prevailing currency prices and the relevant interest rates. As of December 31, 2016 and 2015 there are no such instruments.

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

Cash and Cash Equivalents

The Company invests its excess cash in highly liquid short-term investments. The Company considers short-term investments that are purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents consisted of cash and money market accounts at December 31, 2016 and 2015.

Short-term Deposits

Short-term deposits are deposits with original maturities of more than three months but less than one year. Short-term deposits are presented at their costs including accrued interest.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of the Company’s accounts receivable are due from consumers, distributors (domestic and international), physicians and other entities in the medical field. Accounts receivable are most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. Allowance for doubtful accounts were determined by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they are considered uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company did not recognize interest accruing on accounts receivable past due.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company’s consumer and LHE products, cost was determined on the weighted-average method. For the pre-merged PhotoMedex’s products, cost was determined on the first-in, first-out method.

Reserves for slow moving and obsolete inventories were provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

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

Management evaluated the realizability of property and equipment based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. (See Impairment of Long-Lived Assets and Intangibles).

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Patent Costs and Licensed Technologies

Costs incurred to obtain or defend patents and licensed technologies were capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Core and product technology was also recorded in connection with the reverse acquisition on December 13, 2011 and was being amortized on a straight-line basis over ten years for core technology and five years for product technology. (See Note 6, Patent and Licensed Technologies).

Management evaluated the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. During the years ended December 31, 2015 and 2016, the Company recorded an impairment of patents and licensed technologies in the amount of $1,424 and $1,261, respectively. (See Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets

Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011. The assets which were determined to have definite useful lives were amortized on a straight-line basis over ten years. Such assets primarily include customer relationships and trademarks. (See Note 7, Goodwill and Other Intangible Assets).

Management evaluates the recoverability of such other intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. As of December 31, 2015 the Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, customer relationships in the amount of $3,527. In connection with the transactions with ICTV, as of December 31, 2016 the Company recorded an impairment of the entire remaining balance of Consumer segment other intangible assets in the amount of $1,261. (See Impairment of Long-Lived Assets and Intangibles).

Accounting for the Impairment of Goodwill

The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment evaluation is performed subsequent to Impairment evaluation of long-lived assets and intangibles (see Notes 6 and 7). Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. See Note 2, regarding the impairment of goodwill which was allocated to the XTRAC division classified as assets held for sale in 2015. Furthermore, during the fourth quarter of 2015, we recorded goodwill asset impairment charges of $16,530, as we determined that a portion of the value of our goodwill was impaired in connection with our annual impairment test. A number of factors contributed to decreased earnings projection including, competition from consumer device companies claiming similar product functionality, our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors, the inability to effectively expand operations into foreign markets and quickly ramp product launches of new and innovative products in the second half of 2015 after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, and a continuing challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. The fair value of Goodwill associated with the operating and reporting units was estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate the reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property. Our business was organized into three operating and reporting units which were defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876. Upon completion of our goodwill impairment analysis in connection with the transaction with ICTV Brands, as of December 31, 2016 the Company recorded an impairment of the entire remaining balance of goodwill (allocated to consumer segment) in the amount of $2,257. Such determination was based on the market approach.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Accrued Warranty Costs

The Company offered a standard warranty on product sales generally for a one to two-year period. The Company provided for the expected cost of estimated future warranty claims on the date the product is sold. Total accrued warranty was included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2016 and 2015 is summarized as follows:

	December 31,
	2016	2015
Accrual at beginning of year	$330	$529
Additions charged to warranty expense	56	130
Expiring warranties	(293)	(329)
Claims satisfied	-	-
Total	93	330
Less: current portion	(93)	(330)
Long term accrued warranty	$0	$0

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

Advertising Costs

Advertising costs are charged to expenses as incurred. Advertising expenses amounted to approximately $12 and $33 for the years ended December 31, 2016 and 2015, respectively.

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

From time to time the Company carries out transactions involving foreign exchange derivative financial instruments (mainly forward exchange contracts) which are expected to be paid with respect to forecasted expenses of the Israeli subsidiary (Radiancy) denominated in Israeli local currency (NIS) which is different than its functional currency. However, during 2016 and 2015, such activity was limited.

Such derivatives were not designated as hedging instruments, and accordingly they were recognized in the balance sheet at their fair value, with changes in the fair value carried to the Statement of Comprehensive (Loss) Income and included in interest and other financing income (expenses), net.

At December 31, 2016, the balance of such derivative instruments amounted to approximately $0 in liabilities and approximately $0 were recognized as financing loss in the Statement of Comprehensive (Loss) Income during the year ended that date. At December 31, 2015, the balance of such derivative instruments amounted to approximately $0 in assets and approximately $171 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the year ended that date.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company or its subsidiaries may incur additional tax liabilities in the event of an intercompany dividend distribution or a deemed dividend distribution under the U.S. income tax law and regulations. Prior to 2014, it was the Company’s policy not to cause a distribution of dividends which would generate an additional tax liability to the Company. During 2014 and 2015, the Company’s affiliates borrowed funds from the subsidiary in Israel. These borrowings resulted in a large deemed distribution taxable in the U.S. Furthermore, management can no longer represent that the earnings of its non U.S. subsidiaries will remain permanently invested outside the U.S. Therefore, beginning in 2014, the Company has provided deferred taxes on the undistributed earnings of its non U.S. subsidiaries. Taxes, which would apply in the event of disposal of investments in subsidiaries, have not been taken into account in computing the deferred taxes, as it is the Company's policy to hold these investments, not to dispose of them.

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

In the years ended December 31, 2015 and 2016, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2015 and 2016 that has been duly provided for.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Basic and diluted loss per common share was calculated using the following weighted average shares outstanding for the years ended December 31, 2016 and 2015:

	December 31,
	2016	2015
Weighted average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	4,171,549	4,049,518
Dilutive effect of stock options and warrants	-	-
Diluted number of common and common stock equivalent shares outstanding	4,171,549	4,049,518

Diluted earnings (loss) per share for each of the years ended December 31, 2016 and 2015 exclude the impact of common stock options, warrants and unvested restricted stock totaling 327,900, and 473,210 shares, respectively, as the effect of their inclusion would be anti-dilutive. This table has been updated to reflect the one for five reverse stock split effected September 23, 2016.

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

Pursuant to ASC 360 the Company tested the long-lived assets and determined that changes in circumstances indicated that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 and in connection with its annual budgeting process, the Company determined its acquired intangible assets indicated that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. The Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. For the long lived assets where carrying amount exceeded the projected undiscounted cash flows, the Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424 based on the amounts the carrying amounts exceeded the fair value. Upon completion of our goodwill impairment analysis in connection with the pending transaction with ICTV Brands, as of December 31, 2016 the Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In connection with the pending transaction with ICTV Brands, as of December 31, 2016, the Company recorded an impairment of the Consumer segment intangibles for its entire remaining Licensed Technology balance in the amount of $1,261.

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

Note 2

Discontinued Operations:

On June 22, 2015, the Company closed on the asset sale of the XTRAC and VTRAC business for $42.5 million in cash. The Company realized net proceeds of approximately $41 million. The sale was effective June 22, 2015. The domestic revenues from this business have historically been reported in our Physician Recurring business segment. Internationally, we sold our XTRAC-Velocity and VTRAC equipment to distributors which sales have been historically reported in our Professional Equipment segment. As this business was a substantial business unit of the Company, and as such the sale brought a strategic shift in focus of management. The Company accordingly classified this former business as discontinued operations with ASC Topic 360.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company recognized a gain of $9,410, net of tax of $5,447, on the sale of the discontinued operations in the year ended December 31, 2015, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

Revenues from the XTRAC and VTRAC business, reported as discontinued operations, for the year ended December 31, 2015 were $14,669. Loss from the XTRAC and VTRAC business, reported as discontinued operations, for the year ended December 31, 2015 was $5,042, which includes interest expense of $2,289 and stock compensation of $1,684 related to the contractual acceleration of vesting of awards then outstanding to employees from the XTRAC and VTRAC business, included as the result of acceleration of vesting periods, due to the sale..

On February 2, 2015, the Company closed on a sale transaction of 100% of the shares of LCA for $40 million in cash. Excluding estimated working capital adjustments and direct expenses (professional fees to third parties), PhotoMedex realized net proceeds of approximately $36.5 million. The sale was effective January 31, 2015. No income tax benefit was recognized by the Company from the loss on the sale of discontinued operations.

For the year ended December 31, 2015 a loss of $1,708 was recorded with respect to the operations of LCA (up to the completion of its sale), which included an amount of $2,345 of stock compensation expense related to the contractual acceleration of vesting of awards then outstanding to employees of LCA, as the result of acceleration of vesting periods, due to the sale.

Note 3

Acquisitions: None

Note 4

Inventories, net:

	December 31,
	2016	2015
Raw materials and work-in-process	$1,968	$4,236
Finished goods	5,368	7,499
Total inventories	$7,336	$11,735
Less Assets held for sale	(7,336)	-
Total inventory	$-	$11,735

Work-in-process is immaterial given the typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials (see Note 2 regarding inventory balance classified as part of the assets held for sale as of December 31, 2016). During January 2017, all of the inventory was sold to ICTV. See Note 18.

Note 5

Property and Equipment, net:

	December 31,
	2016	2015
Lasers-in-service	$-	$-
Equipment, computer hardware and software	5,005	5,147
Furniture and fixtures	433	424
Leasehold improvements	438	443
	5,876	6,014
Accumulated depreciation and amortization	(4,888)	(4,708)
Total property and equipment, net	$988	$1,306
Less Assets held for sale	(988)	-
Total property and equipment, net	$-	$1,306

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Related depreciation and amortization expense was $292 in 2016, $427 in 2015. (See Note 1 regarding property and equipment as part of assets held for sale as of December 31, 2016.)

During January 2017, the consumer division property and equipment was sold to ICTV. See Note 18.

Note 6

Patents and Licensed Technologies, net:

	December 31,
	2016	2015
Gross Amount beginning of period	$3,376	$7,027
Additions(disposals)	(177)	(177)
Translation differences	36	30
Gross Amount end of period	3,235	6,880

Accumulated amortization	(1,974)	(3,843)
Impairment (See Note 7 below)	(1,261)	(1,424)

Net Book Value	$-	$1,613

Related amortization expense was $230 and $769 for the years ended December 31, 2016 and 2015, respectively.

Note 7

Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense, but is reviewed annually for impairment of its fair value to the Company. Activity in goodwill during the year ended December 31, 2016 follows:

Balance at January 1, 2016	$3,581
Disposal on sale of assets	(1,039)
Impairment of goodwill	(2,257)
Translation differences	(285)
Balance at December 31, 2016	$0

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Our business was organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our annual goodwill impairment analysis as of December 31, 2015 the Company recorded an impairment of Consumer segment goodwill in the amount of $15,654 and an impairment of Physician Recurring segment goodwill of $876.

During the third quarter of 2016, we recorded goodwill and other intangible asset impairment charges of $3,518, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with the pending transaction with ICTV Brands, Inc. See Note 18, Subsequent Event for more information. The Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257 and recorded the impairment of the Consumer segment of the intangibles for its licensed technology in the amount of $1,261. The Company derecognized an amount of $1,039 of goodwill related to the Physician Recurring segment in connection with the asset sale of the Neova product line.

In addition, pursuant to ASC 360 the Company tested the long-lived assets and determined that changes in circumstances indicated that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 and in connection with its annual budgeting process, the Company determined its acquired intangible assets indicated that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. The Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424. Also in connection with the pending transaction with ICTV Brands, as of December 31, 2016, and based on the expected price of such transaction which management believed represents market approach fair value estimate, the Company recorded an impairment of the Consumer segment intangibles for its Licensed Technology in the amount of $1,261.

The goodwill was allocated among the reportable segments as of December 31, 2016 and 2015 in accordance with the provisions of ASC Topic 350-20 Intangibles-Goodwill and consisted of the following:

	December 31, 2016	December 31, 2015

Consumer segment	$0	$3,519
Physician Recurring segment	0	62
Total goodwill	$0	$3,581

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Set forth below is a detailed listing of other definite-lived intangible assets:

	December 31, 2016			December 31, 2015
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$405	$-	$405	$3,925	$4,356	$8,281

Translation differences	-	-	-	(32)	(67)	(99)
Gross Amount end of period	405	-	405	3,893	4,289	8,182

Disposal	(221)	-	(221)	(531)	(587)	(1,118)
Accumulated amortization	(184)	-	(184)	(1,358)	(1,938)	(3,296)
Impairment	-	-	-	(1,763)	(1,764)	(3,527)

Net Book Value	$-	$0	$-	$241	$0	$241

Related amortization expense was $37 and $777 for the years ended December 31, 2016 and 2015. Customer Relationships embody the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Tradename includes the names and various other trademarks associated with Pre-merged PhotoMedex products.

Note 8

Accrued Compensation and related expenses:

	December 31,
	2016	2015
Accrued payroll and related taxes	$262	$403
Accrued vacation	66	94
Accrued commissions and bonuses	3,701	2,420
Total accrued compensation and related expense	$4,029	$2,917

Note 9

Other Accrued Liabilities:

	December 31,
	2016	2015
Accrued warranty, current, see Note 1	$93	$330
Accrued taxes, including liability for unrecognized tax benefit, see Note 13	1,606	1,135
Accrued sales return (1)	1,975	4,179
Other accrued liabilities	4,417	2,921
Total other accrued liabilities	$8,091	$8,565

(1)	The activity in the sales returns liability account was as follows:

	December 31,
	2016	2015

Balance at beginning of year	$4,179	$7,651
Additions that reduce net sales	8,427	18,905
Deductions from reserves	(10,631)	(22,377)
Balance at end of year	$1,975	$4,179

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

Note 11

Commitments and Contingencies:

Leases

The Company has entered into various non-cancelable operating lease agreements for real property. These arrangements expire at various dates through 2017. Rent expense was $550 and $761 for the years ended December 31, 2016 and 2015 respectively. The future annual minimum payments under these leases, relating to our continuing operations are as follows:

Year Ending December 31,
2017	243
2018	15
Thereafter	-
Total	$808

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As a result of the sale of the Consumer Products division to ICTV Brands, the Company no longer has a need for certain of its leased properties, including the facilitates located in the United Kingdom and in Israel. In connection with the Transition Services Agreement entered into between the Company and ICTV, the Company will maintain certain of its leased properties for a specified period of time to allow ICTV to transition its operations to its own facilities. Leases that will expire during that transition period will not be renewed. At the end of that period, the Company intends to seek the termination of these leases, and is in the process of taking steps to effect those terminations. On March 16, 2016, the Company provided notice to the landlord of its United Kingdom facility that it was invoking the right to terminate that lease early, on the fifth anniversary of the lease, or on March 24, 2018.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During 2016, Linda Andrews, an alleged user of the no!no! Hair device, filed a product liability claim against the Company, its subsidiary Radiancy, Inc., and Dr. Dolev Rafaeli, in the United States District Court for the Middle District of Florida, Orlando Division, alleging that use of the device had caused a relapse of and complication to a pre-existing medical condition resulting from her treatment for cancer.  The complaint alleges, among other claims, that Radiancy failed to provide adequate warnings regarding the operation of the device.  The Company and Dr. Rafaeli have filed a motion to dismiss the claims against them; Radiancy filed an answer to the Complaint.  Ms. Doe then sought leave to amend her complaint to clarify the claims; the Company, Radiancy and Dr. Rafaeli have filed appropriate responses and renewed the motion to dismiss the claims against the Company and Dr. Rafaeli.  Those motions are now pending before the Court.  The company otherwise has denied the allegations of a defect and intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and discovery has not been fully conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters.

Employment Agreements

The Company has severance agreements with certain key executives and employees that create certain liabilities in the event of their termination of employment by the company without cause, or following a change in control of the Company. The aggregate commitment under these executive severance agreements, should all covered executives and employees be terminated other than for cause, was approximately $5,058 as of December 31, 2016, based on 2016 salary levels.

Note 12

Stockholders’ Equity:

Preferred Stock

The Company has authorized preferred stock consisting of 5,000,000 shares with a $.01 par value, which shall be designated as blank check preferred. The Board of Directors may authorize the issuance from time to time of one or more classes of preferred stock with one or more series within any class thereof, with such voting powers, full or limited, or without voting powers and with such designations, preferences and relative, participating, optional or special rights and qualifications, limitations or restrictions thereon as shall be set forth in the resolution or resolutions adopted by the Board of Directors providing for the issuance of such preferred shares. At December 31, 2016 and 2015, no shares of preferred stock were issued or outstanding.

Common Stock Options

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 74,000 shares; of which 2,135 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,079 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 71,364.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 1,200,000 shares, of which 519,078 shares had been issued or were reserved for issuance as awards of shares of common stock, and 133,649 shares were reserved for outstanding options. The number of shares available for future issuance pursuant to this plan is 547,273.

A summary of option transactions for all of the Company’s equity plans during the years ended December 31, 2016 and 2015 follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2014	231,941	81.15
Granted	-	-
Exercised	-	-
Expired/cancelled	(81,803)	74.27
Outstanding at December 31, 2015	150,138	$67.99
Granted	-	-
Exercised	-	-
Expired/cancelled	(15,988)	82.26
Outstanding at December 31, 2016	134,150	$85.22
Exercisable at December 31, 2016	109,066	$84.40

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The outstanding and exercisable options at December 31, 2016, have a range of exercise prices and associated weighted remaining contractual life and weighted average exercise price, as follows:

Options Range of Exercise Prices	Outstanding Number of Shares	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Exercisable Number of Shares	Exercisable Weighted Avg. Exercise Price
$0 - $37.50	2,168	2.54	$30.78	2,168	$30.78
$37.51 - $75.00	57,145	5.56	$71.32	47,746	$71.12
$75.01-$112.50	74,640	5.38	$97.05	58,841	$96.25
$112.51 - up	197	0.01	$234.06	311	$256.15
Total	134,150		$85.22	109,066	$84.40

The outstanding options will expire, as follows:

Year Ending	Number of Options	Weighted Average Exercise Price	Exercise Price

2017	197	$234.06	$233.10 - $239.40
2018	-	-	-
2019	1,954	$32.01	$31.20 - $44.40
2020	534	$32.81	$28.50 - $40.00
2021 and later	131,465	$86.00	$70.00 - $100.00
	134,150	$85.22	$28.50 - $239.40

As the share price as of December 31, 2016 was $2.20, the aggregate intrinsic value for options outstanding and exercisable was nil.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company uses the Black-Scholes option-pricing model to estimate fair value of grants of stock options. There were no grants of stock options in 2016 and 2015.The Company calculates expected volatility for a share-based grant based on historic daily stock price observations of its common stock. For estimating the expected term of share-based grants the Company has adopted the simplified method. The Company has used historical data to estimate expected employee behaviors related to option exercises and forfeitures and included these expected forfeitures as a part of the estimate of expense as of the grant date.

With respect to grants of options, the risk-free rate of interest is based on the U.S. zero-coupon US Government bond rates appropriate for the expected term of the grant or award.

The Company has nonvested restricted stock, as follows:

	Share	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2014	167,040	$21.60
Granted	299,000	9.25
Vested/cancelled	(207,468)	17.75
Nonvested at December 31, 2015	258,572	$10.55
Granted	-	-
Vested/cancelled	(129,361)	10.04
Nonvested at December 31, 2016	129,250	$11.07

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

Total stock-based compensation expense was as $1,969 and $6,309 for the years ended December 31, 2016 and 2015.

At December 31, 2016, there was $1,704 of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized over a weighted-average period of 1.86 years. Following the completion of the transaction described in Note 18, such compensation will be accelerated.

Common Stock Warrants

As a result of the cash raise on December 12, 2014, the Company issued separately detachable warrants to the shareholders participating in the raise at 0.50 per share acquired. The warrants have the following principal terms: (i) a warrant exercise price of $2.25 per share of common stock, (ii) an exercise period of December 12, 2015 through December 12, 2017. The underlying warrants were registered via registration statement. The adjusted warrant exercise price after the reverse stock split is $11.25 per share of common stock.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

A summary of warrant transactions for the years ended December 31, 2016and 2015 follows:

	Number of Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2014	70,950	18.05
Issued	-	-
Exercised	-	-
Expired/cancelled	6,450	85.95
Outstanding at December 31, 2015	64,500	11.25
Issued	-	-
Exercised	-	-
Expired/cancelled	-	-
Outstanding at December 31, 2016	64,500	$11.25

At December 31, 2016, all outstanding warrants are exercisable. As the share price as of December 31, 2016 was $2.20, the aggregate intrinsic value for warrants outstanding and exercisable was nil.

If not previously exercised, the outstanding warrants will expire as follows:

Year Ending December 31,	Number of Warrants	Weighted Average Exercise Price

2017	64,500	11.25
	64,500	$11.25

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the years ended December 31, 2016, and 2015, the following table summarizes the components of income before income taxes from continuing operations and the provision for income taxes:

	Year Ended December 31,
	2016	2015
Income (loss) before income tax:
U.S.	$(14,578)	$(29,667)
Israel	1,942	1,839
UK	180	(13,161)
Other Foreign	79	(638)
Income (loss) before income taxes	$(12,377)	$(41,627)

Income tax expense (benefit):
United States - Federal tax:
Current	$-	$(3,220)
Deferred	-	272

United States - State tax:
Current	-	9
Deferred:	-	(105)

Israel:
Current	241	552
Deferred	464	21

UK:
Current	-	-
Deferred	-	700

Other foreign:
Current	-	-
Deferred:	-	(23)

Income tax expense (benefit)	$705	$(1,794)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the years ended December 31, 2016 and 2015, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2016	2015
Federal Tax rate	34%	34%

Federal tax expense (benefit) at 34%	$(4,208)	$(14,154)
State and local income tax, net of Federal benefit	(476)	(421)
Foreign rate differential	(173)	(454)
Increase in taxes from permanent differences instock-based compensation	508	489
Increase in taxes from permanent difference in Intangible asset impairment	-	3,779
US taxation of foreign earnings – Subpart F	-	7,610
Return to provision and other adjustments	-	269
Impact of deferred tax adjustments	-	2,852
Foreign tax credits	-	(5,079)
Tax on foreign exchange	-	-
Tax on undistributed earnings	-	(2,816)
Change in valuation allowance	5,036	5,893
Other, net	18	238

Income tax expense (benefit)	$705	$(1,794)

As of December 31, 2016, the Company had approximately $78 million of Federal net operating loss carryforwards in the United States. Other tax attributes in the United States and their approximate amounts include: State NOLs - $45.4 million; foreign tax credits - $12.1 million which will begin to expire in 2024; and, AMT tax credits – $0.1 million that do not expire. A 100% valuation allowance has been recorded against these tax attributes and the net deferred tax assets of the U.S. group of companies. The net deferred tax assets – liabilities of the U.S. companies is reduced to zero (0). Based on current operating conditions and the availability of projected future sources of taxable income, the Company determined that it was not more likely than not that the net deferred tax assets of the U.S. companies would be realized in the future. The Federal NOLs expire generally from 2022 to 2030. The State NOLs expire generally from 2017 to 2034.

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $9.5 million of net operating loss carryforwards in the U.K. A 100% valuation allowance has been applied against these loss carryforwards. Additionally, NOLs have been recorded in Brazil, Colombia, India, and Korea. The Brazilian NOL is approximately $1.8 million. The NOLs of the other companies are less than $0.3 million. All these NOLs have a 100% valuation allowance recorded.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table summarizes the components of deferred income tax assets and (liabilities):

	December 31,
	2016	2015

Loss carryforwards	$30,770	$22,640
AMT credits	112	112
Foreign tax credits	12,308	12,308
Accrued employment expenses	2,652	2,290
Amortization and write-offs	1,299	1,282
Capitalized R&D costs	1,342	1,951
Deferred revenues	6,263	6,262
Depreciation	1,224	1,216
Doubtful accounts	225	4,838
Inventory reserves	459	413
Tax on undistributed earnings	(517)	(517)
Other accruals and reserves	602	642
Return allowances	456	1,928

Gross deferred tax asset	57,195	55,365

Less: valuation allowance	(57,195)	(54,901)

Net deferred tax asset	$-	$464

Among current assets	$-	$470
Among other non-current liabilities	-	(6)

PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2013 through 2016 and is also generally subject to various State income tax examinations for calendar years 2013 through 2016. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2012 through 2016.

The Israeli subsidiary is entitled to reduced tax rates regarding income that is subject to tax pursuant to the "approved enterprise" until end of year 2012 and "preferred enterprise" from year 2013. Other income is subject to the regular corporate income tax rate. For the year 2015 and 2016 all income in Israel was taxed at the regular corporate income tax rate.

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

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance December 31, 2013	644
Additions/ Settlements due 2014	-
Balance at December 31, 2014	644
Additions / Settlements due 2015	1,277
Balance at December 31, 2015	1,921
Additions / Settlements due 2016	-
Balance at December 31, 2016	$1,921

Note 14

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues for the years ended December 31, 2016 and 2015.

Note 15

Business Segment and Geographic Data:

The Company has been reorganized its business into three operating segments to better align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment (sold to ICTV on January 23, 2017) derives its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derives its revenues from the XTRAC (sold to MELA Sciences on June 22, 2015) procedures performed by dermatologists, the sales of skincare products (sold to Pharma Cosmetics on September 15, 2016), the sales of surgical disposables and accessories to hospitals and surgery centers (sold to Dalian JiKang Medical Systems September 1, 2015) and on the repair, maintenance and replacement parts on various products. The Professional segment generates revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products. Management reviews financial information presented on an operating segment basis for the purposes of making certain operating decisions and assessing financial performance.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following tables reflect results of operations from the continuing operations of our business segments for the periods indicated below:

Year ended December 31, 2016

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$34,331	$3,302	$764	$38,397
Costs of revenues	5,862	1,847	377	8,086
Gross profit	28,469	1,455	387	30,311
Gross profit %	82.9%	44.1%	50.7%	78.9%

Allocated operating expenses:
Engineering and product development	1,045	204	-	1,249
Selling and marketing expenses	19,426	2,270	33	21,729

Impairment	3,518	-		3,518
Loss on sale of assets		2,574		2,574
Unallocated operating expense	-	-	-	13,233
	23,989	5,048	33	42,303
Income (loss) from continuing operations	4,480	(3,593)	354	(11,992)

Interest and other financing expense, net	-	-	-	(385)

Income (loss) from continuing operations before taxes	$4,480	$(3,593)	$354	$(12,377)

Year ended December 31, 2015

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$67,569	$5,918	$2,403	$75,890
Costs of revenues	14,733	2,271	1,421	18,425
Gross profit	52,836	3,647	982	57,465
Gross profit %	78.2%	61.6%	40.9%	75.7%

Allocated operating expenses:
Engineering and product development	1,192	105	16	1,313
Selling and marketing expenses	53,184	3,955	273	57,412

Impairment	15,654	5,827	-	21,481
Unallocated operating expenses	-	-	-	17,484
	70,030	9,887	289	97,690
Income (loss) from continuing operations	(17,194)	(6,240)	693	(40,225)

Interest and other financing expense, net	-	-	-	(1,402)

Net income (loss) before taxes	$(17,194)	$(6,240)	$693	$(41,627)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the years ended December 31, 2016 and 2015, net revenues by geographic area (determined by ship to locations) were as follows:

	Year Ended December 31,
	2016	2015
North America [1]	$22,007	$51,092
Asia Pacific [2]	3,837	3,988
Europe (including Israel)	12,522	20,544
South America	31	266
	$38,397	$75,890

[1] United States	$17,839	$45,105
[1] Canada	$1,698	$5,353
[2] Japan	$1,060	$387

For the years ended December 31, 2016 and 2015, long-lived assets by geographic area were as follows:

	Year Ended December 31,
	2016	2015
North America	$71	$169
Asia Pacific	17	41
Europe (including Israel)	900	1,096
	$988	$1,306

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 18

Subsequent Events:

Sale of consumer products line

On October 4, 2016, the Company and its subsidiaries Radiancy, Inc., a Delaware corporation (“Radiancy US”), Photo Therapeutics Ltd., a private limited company incorporated under the laws of England and Wales (“PHMD UK”), and Radiancy (Israel) Limited, an Israel corporation (“Radiancy Israel” and, together with the Company, Radiancy, and PHMD UK, “PHMD”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with ICTV Brands, Inc., a Nevada corporation (“ICTV Parent”), and its subsidiary ICTV Holdings, Inc. a Nevada corporation (the “Purchaser” and together with together with ICTV Parent, “ICTV”) pursuant to which ICTV will acquire PHMD’s consumer products division, including its no!no!® hair and skin products and the Kyrobak back pain management products (all such consumer products, the “Consumer Products”) and the shares of capital stock of Radiancy (HK) Limited, a private limited company incorporated under the laws of Hong Kong (the “Hong Kong Foreign Subsidiary”), and LK Technology Importaçăo E Exportaçăo LTDA, a private Sociedade limitada formed under the laws of Brazil (the “Brazilian Foreign Subsidiary” and together with the Hong Kong Foreign Subsidiary, the “Foreign Subsidiaries”) (collectively, the “Transferred Business”) from PHMD, for a total purchase price of up to $9.5 million (the “Purchase Price”) including $3 million in cash at closing, $2 million of cash 90 days after closing collateralized by a letter of credit, and up to a $4.5 million royalty on ICTV’s future sales of the product line.

The Purchase Price will be paid as follows:

•	ICTV placed Three Million Dollars ($3,000) in immediately available funds in an escrow account in ICTV’s counsel’s IOLTA Trust Account to be held by ICTV’s counsel as escrow agent under an escrow agreement among PHMD, ICTV and certain investors in ICTV Parent’s securities (the “Escrow Agreement”). These funds will be paid to PHMD on the Closing Date of this transaction.
•	On or before the ninetieth (90th) day following the Closing Date of this transaction, ICTV will pay PHMD Two Million Dollars ($2,000) in immediately available funds.
•	The remaining amount of up to Four Million Five Hundred Thousand Dollars ($4,500) will be paid by ICTV to PHMD under a continuing royalty on net cash (invoiced amount less sales refunds, returns, rebates, allowances and similar items) actually received by ICTV or its Affiliates from sales of the Consumer Products commencing with net cash actually received by the Purchaser or its Affiliates from and after the Closing Date of this transaction and continuing until the total royalty paid to PHMD reaches that amount. Royalty payments will be made on a monthly basis in arrears within thirty days of each month end. PHMD will receive thirty five percent (35%) of net cash actually received by ICTV through Consumer Products sold through live television promotions less certain deductions and six percent (6%) of all other sales of Consumer Products.

As part of this Transaction, ICTV will also acquire from PHMD all of the shares of capital stock of the Foreign Subsidiaries.

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

In connection with the sale of the Transferred Business, on October 4, 2016, the parties entered into an Escrow Agreement and a Transition Services Agreement.

Under the Escrow Agreement, ICTV deposited $3,000 of the Purchase Price into an escrow account which will be released to PHMD upon closing.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Under the Transition Services Agreement, PHMD will continue to provide certain accounting, benefit, payroll, regulatory, IT support and other services to ICTV for periods ranging from approximately three to up to nine months following the Closing. During those periods, ICTV will arrange to transition the services it receives to its own personnel.  In consideration for such services, ICTV will pay to PHMD the documented costs and expenses incurred by PHMD in connection with the provision of those services and the documented lease costs including monthly rental and any utility charges incurred under the applicable leases and will reimburse PHMD for the documented costs and expenses incurred for the continued storage of inventory and raw materials at warehouse locations, and for services for fulfilling and shipping orders for such inventory and the payroll, employment-related taxes, benefit costs and out of pocket expenses paid to or on behalf of employees. ICTV shall also have the right to continue occupying certain portions of the Orangeburg, New York facility of PHMD’s Radiancy, Inc. subsidiary for a period of time.

On January 23, 2017, (the “Closing Date”), the Company and its subsidiaries completed the disposition of the Transferred Business to ICTV. On that date, pursuant to the terms of the Asset Purchase Agreement as amended, ICTV acquired all of the assets related to and associated with the Transferred Business, including but not limited to intellectual property, product inventory, accounts receivable and payable, and other tangible and intangible assets connected with the conduct of that Transferred Business. In exchange for these assets, the Company received on the Closing Date an initial net payment from ICTV of $3.0 million.

Following the impairment of the consumer segment’s goodwill and intangible asset during the three months period ended September 30, 2016, as discussed above, the company is not expected to record significant gain or loss from the transaction contemplated under the Asset Purchase Agreement.

On January 23, 2017, PhotoMedex, Inc. (the “Company”) (Nasdaq and TASE: PHMD) and its subsidiaries Radiancy, Inc., (“Radiancy”), PhotoTherapeutics Ltd. (“PHMD UK”), and Radiancy (Israel) Limited, (“Radiancy Israel” and, together with the Company, Radiancy, and PHMD UK, the “Sellers” and each, a “Seller”) entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement (the “Asset Purchase Agreement”) between the Company and its subsidiaries, and ICTV Brands Inc. (“Parent”) and ICTV Holdings, Inc. (“Purchaser” and together with Parent, the Company, Radiancy, PHMD UK and Radiancy Israel, the “Parties” or singularly a “Party”) under which Purchaser agreed to acquire the consumer products division of PhotoMedex and its subsidiaries (the “Acquisition”), which includes, among other products, the no!no!® Hair and Skin and the Kyrobak pain management products (the “Transferred Business”). This transaction was previously reported on a Current Report filed on Form 8-K on October 5, 2016 and in a Definitive Proxy on Schedule 14A on December 16, 2016.

The First APA Amendment revised the definition of Business Assets and Assumed Liabilities in the Asset Purchase Agreement, as set forth in the attached exhibit. It also modified the first sentence of Section 5.5(b) of the Asset Purchase Agreement to provide that the Parent, Purchaser, or an affiliate would take the necessary steps to establish and implement “employee benefit plans” within the meaning of Section 3(3) of ERISA and a 401(k) plan intended to be qualified under Section 401(a) of the Code (collectively, “Applicable Plans”) in which employees of the consumer products division who are hired by Purchaser shall be eligible to participate from and after the date of establishment. These steps are to be taken as soon as reasonably practicable after the Closing Date (defined below) of the Transaction, or a later date agreed to by the Parties or permitted under the Transition Services Agreement (defined below), but no later than 60 days after the Closing Date. The First APA Amendment also replaced the initial Disclosure Letter delivered by the Sellers to Purchaser concurrently with the execution of the Asset Purchase Agreement in its entirety with an amended Disclosure Letter.

Finally, the First APA Amendment modified the Letter of Credit issued in connection with the Asset Purchase Agreement. Under the Asset Purchase Agreement, the Purchaser agreed to pay to the Company $2.0 million on or before the ninetieth (90th) day following the Closing Date. This amount is guaranteed by an original letter of credit for the benefit of the Company made by a third party; however, under its original terms, the Letter of Credit was valid until the earlier of 180 days after the letter of credit was issued, or April 4, 2017, or until full payment upon demand and presentation on or January 3, 2017. Accordingly, the parties agreed to extend the term of the Letter of Credit to 100 days after the Closing Date.

Also on January 23, 2017, the Company and its subsidiaries entered into a First Amendment (the “First TSA Amendment”) to the Transition Services Agreement (the “Transition Services Agreement”) between the Company and its subsidiaries and Parent and Purchaser, pursuant to which the Company and its subsidiaries will provide the Purchaser with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three to up to one year following the Closing Date. During that time the Purchaser will arrange to transition the services it receives to its own personnel. The First TSA Amendment revised references in the Transition Services Agreement from “Effective Date” to “Closing Date”, and amended the fifth recital in its entirety to clarify specifications regarding the lease for certain premises in Israel by and between Radiancy Israel and the landlord for those premises.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Acquisition of First Capital Real Estate Development Business

On March 31, 2017, PhotoMedex, Inc. (the “Company”) and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor may contribute certain real estate assets to the Company’s subsidiary in a series of three installments no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock as described below.

First Contribution

In the first contribution installment, which has an initial closing on or before May 17, 2017, the Contributor will transfer $10 million of assets to the Company, comprising four vacant land sites set for development into gas stations located in northern California, and a single family residential development located in Los Lunas, New Mexico. Contributor Parent currently has a 6% interest in the entity which owns the residential development, and expects to acquire an additional 11.9% interest prior to the initial closing date. The proposed gas station sites are located in Atwater and Merced, California and have an appraised value of $2.6 million. The residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 lots have been finished, and the remaining 214 are platted and engineered lots. The appraised value of this property is approximately $7.4 million.

In return, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock and Series A Convertible Preferred Stock, determined by dividing the $10 million value of that contribution by a specified per share value, which will represent a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s shares executed on NASDAQ during the forty-three (43) NASDAQ trading days prior to the NASDAQ trading day immediately prior to the public announcement of the transaction by the Company and Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). Contributor shall receive a number of shares equal to up to 19.9% of the issued and outstanding Common Stock of the Company immediately prior to the initial closing. The balance of the shares shall be paid in the Company’s newly designated Series A Convertible Preferred Stock.

Also at this initial closing, the Acquiror shall assume the liabilities associated with these initial contributed properties. On or before this initial closing, certain named officers and/or directors of the Company – Dr. Dolev Rafaeli, Dennis McGrath, and Dr. Yoav Ben-Dror – will resign from their positions as officers and/or directors of the Company. In addition, certain members of the Company’s board of directors will resign, or the board will be expanded, so that the board will ultimately consist of seven (7) persons as set forth under “Special Meeting of Stockholders” below.

Second Contribution

Contributor Parent is also required to contribute two additional property interests valued at $20 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This second installment is mandatory.

Contributor Parent must contribute to the Acquiror its 100% ownership interest in a private hotel that is currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel is located in Amarillo, Texas and has an appraised value of approximately $16 million. Before contributing the property to the Acquiror, Contributor Parent must resolve a lawsuit concerning ownership of the property. Only when Contributor Parent has confirmed that it is the full and undisputed owner of the property may it contribute that interest to the Acquiror.

In addition, Contributor Parent must contribute to the Acquiror its interest in Dutchman’s Bay and Serenity Bay (referred to as the “Antigua Resort Developments”), two planned full service resort hotel developments located in Antigua and Barbuda in which Contributor Parent owns a 75% interest in coordination with the Antigua government. Serenity Bay is a planned five star resort comprised of five contiguous parcels (28.33 acres) zoned for hotel and residential use that are planned for 246 units and 80 one, two and three bedroom condo units. Dutchman’s Bay, is a planned four star condo hotel with 180 guestrooms, 102 two bedroom condos, and 14 three bedroom villas. For the property in Antigua, Contributor Parent must obtain an amendment to its agreement with the government to extend the time for development of these properties and confirm that all development conditions in the original agreement with the government have been either satisfied or waived.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing the $20 million value of that contribution by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained.

Optional Contribution

Contributor Parent has the option to contribute either or both of two additional property interests valued at $66,5 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This third installment is optional in Contributor Parent’s sole discretion.

The Contributor Parent may contribute to the Acquiror its interest in a resort development project on an island just south of Hilton Head, South Carolina (“Melrose”). Contributor Parent currently has the property under a Letter of Intent and expects to close on the property by December 31, 2017. Melrose is valued by Contributor Parent at $22.5 million, based upon a senior lending position that Contributor Parent holds under the Letter of Intent on this property.

Contributor Parent also may contribute to the Acquiror a golf and surf club development project on the Baja Peninsula in Mexico (“Punta Brava”). Contributor Parent also has this property under a Letter of Intent and expects to close by December 31, 2017. Punta Brava is valued by Contributor Parent at $44 million based on Contributor Parent’s commitment of $5 million upon closing on this property, plus a commitment for an additional $5 million and a second commitment of $34 million for construction of the project.

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing $86,450,000 (130% of the value of that contribution) by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. In addition, the Company will issued to Contributor a five (5) year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that shall vest with respect to the number of underlying shares upon the achievement of the milestone specified Agreement. The number of warrant shares and the exercise price will be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction.

General Conditions

In each case, the Company’s board of directors will determine whether or not the pre-contribution conditions have been satisfied before accepting the property interests and issuing shares of the Company’s stock to Contributor Parent.

The Agreement is subject to the usual pre- and post-closing representations, warranties and covenants, and restricts the Company’s conduct to the conduct to that in the ordinary course of business between the signing and December 31, 2017.

Under the Agreement, amounts due to Dr. Dolev Rafaeli and Dennis McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of the Company’s foreign subsidiaries, will be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes will be due one year after the stockholder approval and carry a ten percent (10%) interest rate. The principal will convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the thirty (30) trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock shall in no event be less than $1.75 per share. The Payout Notes will be secured by a security interest in all assets of the Company; provided, however, that such security interest will be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes will have demand registration rights which requiring the filing of a re-sale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Special Meeting of Stockholders

As promptly as possible following the initial closing, the Company is required file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

•             an increase the number of authorized shares of common stock, $.01 par value per share, of the Company from fifty million (50,000,00) shares to five hundred million (500,000,000) shares and increase the number of authorized shares of preferred stock, $.01 par value per share, of the Company from five million (5,000,000) shares to fifty million (50,000,000) shares;

•             the issuance to the Contributor or its designee or designees the Company’s shares in exchange for the contributed assets, and the issuance of the Warrant and, upon exercise of the Warrant, the underlying shares of the Company’s Common Stock in exchange for the contribution of the optional property interests, if any are made;

•             the amendment and restatement of the Articles of Incorporation of the Company;

•             the amendment and restatement the Bylaws of the Company;

•             the approval of the issuance of the Payout Notes and the issuance of the Company’s Common Stock upon conversion thereof; and

•             the election a new Board of Directors to consist of seven (7) persons of whom (i) three (3) shall be designated by the Company, (ii) three (3) shall be designated by Contributor Parent; and (iii) one (1) (the “Nonaffiliated Director”) shall be selected by the other six (6) directors; provided, however, that at least four (4) of the members of the Board of Directors as so designated shall be independent directors as provided by the rules of NASDAQ (each an “Independent Director”). Of the board designees of the parties, one (1) of the Company’s designees shall be an Independent Director, two (2) of the Contributor Parent’s designees shall be Independent Directors and the Nonaffiliated Director shall be an Independent Director. The compensation committee, nominations and corporate governance committee and audit committee of the Company shall each consist of the Company’s designee who is an Independent Director, one of Contributor Parent’s designees who is an Independent Director and the Nonaffiliated Director.

Board members, officers and certain insiders of the Company are subject to a voting agreement under which they are obligated to vote in favor of the proposals at the stockholder meeting.

Registration Rights

Promptly following the execution of the Agreement, the Company is required prepare and file with the Securities and Exchange Commission two registration statements on Form S-3 (or such other form available for this purpose) (the “Registration Statements”) to register (a) the primary offering by the Company (i) to the holders of the Payout Notes the Common Stock underlying the Payout Notes, and (ii) to the unaffiliated shareholders of Contributor Parent the Common Stock distributed to such unaffiliated shareholders as a dividend by Contributor Parent and (b) the secondary offering (i) by the Contributor Parties of all the shares of the Company’s Common Stock (including, without limitation, the shares of Common Stock underlying the Warrant) retained by the Contributor Parties, (ii) by Maxim Group LLC of the shares received by it as compensation for services rendered to Contributor Parent, and (ii) by certain affiliates of the Contributor Parent who receive shares from Contributor Parent.

Termination Fee

Finally, the transaction is subject to a termination provision under which, in the event of a material breach of the terms of the transaction, the breaching company must pay all out-of-pocket expenses of the non-breaching company incurred up to the date of termination of the transaction.

