Form 10-Q
period 2017-03-31
PHOTOMEDEX INC
filed 2017-05-17
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐  No ☒

The number of shares outstanding of the issuer's common stock as of May 16, 2017 was 4,361,094 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,022	$2,335
Restricted cash	345	342
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,192, respectively	1,496	4,125
Prepaid expenses and other current assets	3,338	3,253
Receivable from acquirer	1,750	-
Assets held for sale	-	8,362
Total current assets	9,951	18,417

Property and equipment, net	102	77
Receivable from acquirer	4,000	-
Other assets, net	6	7
Total assets	$14,059	$18,501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	4,052	6,648
Accrued compensation and related expenses	4,055	4,029
Other accrued liabilities	5,275	8,091
Current portion of deferred revenues	-	1,141
Total current liabilities	13,382	19,909

Total liabilities	13,382	19,909

Commitment and contingencies (See Note 9)

Stockholders' equity (deficit):
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	-	-
Common Stock, $.01 par value, 50,000,000 shares authorized; 4,361,094 shares issued and outstanding at March 31, 2017 and December 31, 2016	221	221
Additional paid-in capital	119,396	118,585
Accumulated deficit	(117,484)	(115,635)
Accumulated other comprehensive loss	(1,456)	(4,579)
Total stockholders' equity (deficit)	677	(1,408)
Total liabilities and stockholders’ equity (deficit)	$14,059	$18,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenues	$3,539	$11,233
Cost of revenues	100	2,754

Gross profit	3,439	8,479

Operating expenses:
Engineering and product development	143	314
Selling and marketing	620	7,803
General and administrative	2,342	3,965
Loss on disposal of assets	2,085	843
	5,190	12,925

Loss before interest and other financing expense, net	(1,751)	(4,446)

Interest and other financing expense, net	(77)	(333)

Loss before income taxes	(1,828)	(4,779)

Income tax expense	(21)	(93)

Net loss	$(1,849)	$(4,872)

Basic net loss per share:	$(0.44)	$(1.18)
	$(0.44)	$(1.18)
Shares used in computing net loss per share:
Basic and diluted	4,237,517	4,155,464
Other comprehensive income (loss)
Reclassification of cumulative translation adjustment to statement operations	$3,021	-
Foreign currency translation adjustments	$102	$(88)
Total comprehensive income (loss)	$3,123	$(88)

Comprehensive income (loss)	$1,274	$(4,960)

The accompanying notes are an integral part of these condensed consolidated dated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
BALANCE, JANUARY 1, 2017	4,361,094	$221	$118,585	$(115,635)	$(4,579)	$(1,408)
Stock-based compensation related to stock options and restricted stock		-	811	-	-	811
Other comprehensive income	-	-	-	-	3,123	3,123

Net loss for the three months ended March 31, 2017		-	-	(1,849)	-	(1,849)

BALANCE, MARCH 31, 2017	4,361,094	$221	$119,396	$(117,484)	$(1,456)	$677

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net Loss	$(1,849)	$(4,872)
Adjustments to reconcile net loss to net used in operating activities:
Depreciation and amortization	(4)	151
Provision for doubtful accounts	19	102
Deferred income taxes	-	(45)
Stock-based compensation	811	433
Loss on disposal of assets	2,085	843
Changes in operating assets and liabilities:
Accounts receivable	2,620	3,141
Inventories	-	(57)
Prepaid expenses and other assets	193	(1,142)
Accounts payable	(2,596)	512
Accrued compensation and related expenses	25	386
Other accrued liabilities (see Note 7)	(2,831)	(365)
Deferred revenues	(1,146)	(413)
Adjustments related to operations	(824)	3,546
Net cash provided by (used in) operating activities	(2,673)	(1,326)

Cash Flows From Investing Activities:
Increase in restricted cash	(3)	(784)
Purchases of property and equipment	15	(94)
Proceeds from sale of assets (see Note 1)	3,250	-
Net cash provided by (used in) investing activities	3,262	(878)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Three Months Ended March 31,
	2017	2016

Cash Flows From Financing Activities:
Proceeds from notes payable	-	3,960
Payments on notes payable	-	(1,998)
Net cash provided by financing activities	-	1,962

Effect of exchange rate changes on cash	98	55
Net decrease in cash and cash equivalents	687	(187)
Cash and cash equivalents, beginning of period	2,335	3,302
Cash and cash equivalents, end of period	$3,022	$3,115

Supplemental information:

Cash paid for income taxes	$12	$150
Cash paid for interest	$0	$306
Receivable from acquirer of group of assets	$5,750	-

The accompanying notes are an integral part of these condensed consolidated financial statements

Note 1

The Company:

Background

PhotoMedex, Inc. (and its subsidiaries) (the “Company”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is in the process of transitioning from a skin health company providing medical and cosmetic solutions for dermatological conditions to a real estate investment company holding investments in a variety of current and future projects, including residential developments, commercial properties such as gas station sites, and hotels and resort communities, as described further in this report.

The Company was originally, until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that address skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair. Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. As part of such redirected efforts, management maintained comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company also sold off certain business units and product lines to support this restructuring and on January 31, 2017, sold the last remaining major product line, its consumer products division. The Company did not present the consumer products segment as a discontinued operation, since the consumer products represent the entire remaining major operations of the Company and accordingly, following such transaction, the Company will have only minimal operations and assets, with no continuing operations. On September 7, 2016 the Company’s Board of Directors approved a reverse split in a ratio of one-for-five.  The 2016 reverse split was implemented on September 23, 2016 (the “2016 Reverse Split”).  The amount of authorized Common Stock as well as the par value for the Common Stock were not effected.  Any fractional shares resulting from the 2016 Reverse Split were rounded up to the nearest whole share. . As a result, all share and per share information previously presented for periods prior to September 7, 2016 has been retroactively adjusted for the impact of the 2016 Reverse Split.

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock as described below.

As a result of this transaction, the Company will primarily become a real estate investment company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located both throughout the United States and in various international locales. That transition is anticipated to begin shortly, as the first installment of contributed assets (the “First Contribution”) has an anticipated closing date of May 17, 2017 (the “Initial Closing”).

First Contribution

In the Initial Closing, the Contributor will transfer approximately $10 million of assets comprising the Contributed Properties to the Company in up to three stages.  On the Initial Closing date, the Contributor will transfer to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, northern California, and which have an appraised value of approximately $2.6 million.  Within thirty (30) days following the Initial Closing date, the Contributor will transfer to the Acquiror its interest in a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”). The Contributor Parent currently has a 6% interest in the entity which owns the Avalon Property, and expects to acquire an additional 11.9% interest in such entity within the thirty (30) day period following the Initial Closing date.  This residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots have been finished, and the remaining 214 are platted and engineered lots. The Contributor’s appraised value of its share of this property is approximately $7.4 million.  The Contributor has agreed to transfer its 6% interest as soon as is practicable after the Initial Closing date, and the remaining 11.9% interest no later than thirty (30) days after the Initial Closing date.

In return for the Contributed Properties, the Company will issue to the Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock, up to a maximum of 19.9% of the number of issued and outstanding shares of Common Stock of the Company immediately prior to the Initial Closing, in compliance with Nasdaq rules requiring a shareholder vote for the issuance of shares of Common Stock totaling more than the 19.9% limit, determined by dividing the value of the property contributed in the Initial Closing, the $10 million agreed upon value of the Contributed Properties comprising the First Contribution, by a specified per share value, which will be calculated at a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on the Nasdaq Stock Market (“Nasdaq”) during the forty-three (43) Nasdaq trading days prior to the Nasdaq trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). Because the issuance of 19.9% of the Company’s Common Stock to the Contributor at the Per Share Value will not total the $10 million valuation of the Contributed Properties, the balance of the shares required to reach the $10 million value of the Contributed Properties will be paid to the Contributor in shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock.

The value of such Series A Preferred Stock to be issued to the Contributor in the Initial Closing will be equal to the difference between the value of the Contributed Properties and the value of the Common Stock issued to the Contributor, with the amount of Common Stock to be issued not exceeding the 19.9% cap, in conformance with Nasdaq rules. The Series A Convertible Preferred Stock will be convertible into Common Stock, subject to the approval of the shareholders of the Company of the transactions contemplated by the Contribution Agreement, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into shares of Common Stock, subject to certain limitations to be set forth in the Certificate of Designations of the Series A Convertible Preferred Stock, determined by dividing the stated value of the Preferred Stock by the conversion price set at the time of issuance. Initially, the conversion price will result in the issuance of twenty-five (25) shares of Common Stock for each share of Series A Preferred Stock.

The Series A Convertible Preferred Stock does not have voting rights; however, PhotoMedex may not (a) alter or change adversely the powers, preferences or rights of that stock, (b) amend or change its certificate of incorporation in a manner that adversely affects that stock, (c) increase the number of shares of preferred stock, or (d) otherwise enter into an agreement that accomplishes any of the foregoing, without the affirmative vote of a majority of the holders of the outstanding Series A Convertible Preferred Stock prior to any such change.

In addition, we will issue to the Contributor a five (5) year warrant to purchase up to 25,000,000 shares of our Common Stock at an exercise price of $3.00 per share that vests with respect to the number of underlying shares upon the achievement of specified milestones.

At the Initial Closing, the Company will assume the liabilities associated with the Contributed Properties, except that it will not assume any liabilities with respect to the Avalon Property until those assets are actually delivered to the Company. The obligations that the Acquiror will assume at the Initial Closing include the following: Obligations of the Contributor and its affiliates under certain agreements covering the contributed properties, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; and a Construction Contract dated November 19, 2014 between Central Valley Gas Stations Development, LLC, as owner and First Capital Builders, LLC, as Contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA.  Once the full interest in the Avalon Property is contributed to the Company, the Company will also assume the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company dated as of May 16, 2012, and all amendments thereto; and a Development Services Agreement dated September 15, 2015 by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as Owner, and Land Strategies, LLC, a Nevada limited liability company, as Developer, with respect to real property owned by Avalon Jubilee, LLC.  As of the Initial Closing, the Company will also assume an installment note dated April 7, 2015 made by First Capital Real Estate Investments, LLC (“FCREI”) in favor of George Zambelli (“Zambelli”) in the original principal amount of $470,292.00 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as Trustor, Fidelity National Title Company, as Trustee (“Trustee”), and Zambelli, as Beneficiary (the “Deed of Trust”), which secures the Note.

The Acquiror is expected to enter into amended agreements with respect some or all of these agreements.

Finally, the Company will assume all ancillary agreements, commitments and obligations with respect to these properties.

Second Contribution

Contributor Parent is also required to contribute two additional property interests valued at $20 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This second installment is mandatory. Contributor Parent must contribute to the Acquirer its 100% ownership interest in a private hotel that is currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel is located in Amarillo, Texas and has an appraised value of approximately $16 million. Before contributing the property to the Acquiror, Contributor Parent must resolve a lawsuit concerning ownership of the property. Only when Contributor Parent has confirmed that it is the full and undisputed owner of the property may it contribute that interest to the Acquiror.

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

Optional Contribution

Contributor Parent has the option to contribute either or both of two additional property interests valued at $66.5 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This third installment is optional in Contributor Parent’s sole discretion.

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

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing $86,450,000 (130% of the value of that contribution) by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. In addition, the Company will issued to Contributor a five (5) year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that shall vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Agreement. The number of warrant shares and the exercise price will be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction.

Resignation and Appointment of Officers and Directors

On or before the First Contribution on May 17, 2017, there will be changes to the Company’s named executive officers and its board of directors.

Named Executive Officers

Dr. Dolev Rafaeli and Dennis McGrath will resign from their positions as officers of the Company and its subsidiaries, and Dr. Yoav Ben-Dror will resign from his position as director of the Company and its subsidiaries.  Dr. Rafaeli will resign as Chief Executive Officer, and Mr. McGrath will resign as President and Chief Operating Officer, of the Company; both will assume other positions within the Company itself.

Suneet Singal will be appointed as Chief Executive Officer of the Company, and Stephen Johnson as the Company’s Chief Financial Officer, with compensation to be set at a meeting of the board of directors within thirty (30) days after the closing of the First Contribution.

Dr. Ben-Dror will resign as a director of the Company’s foreign subsidiaries, including Radiancy (Israel) Ltd. and Photo Therapeutics Limited in the United Kingdom.  He will not continue his affiliation with those companies.

Board of Directors

The size of the Company’s Board of Directors is currently set at five, and the Board currently consists of five directors elected at the annual meeting of stockholders on January 19, 2017.

At the closing for the First Contribution, certain members of the Company’s board of directors will resign, and the board will be expanded, so that the board will ultimately consist of seven (7) persons, of whom (i) three (3) shall be designated by the Company, (ii) three (3) shall be designated by Contributor Parent; and (iii) one (1) (the “Nonaffiliated Director”) shall be selected by the other six (6) directors; provided, however, that at least four (4) of the members of the Board of Directors as so designated shall be independent directors as provided by the rules of NASDAQ (each an “Independent Director”).

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

On May 5, 2017, the Company filed a Schedule 14F-1, Notice Of Proposed Change In The Majority Of The Board Of Directors, providing further details on the individuals who will be named to the Company’s board of directors.

It is currently anticipated that as of the Closing, Lewis C. Pell, Dr. Yoav Ben-Dror and Stephen P. Connelly will resign from the Board,

Dr. Rafaeli and Mr. McGrath will remain on the Board as the Company’s designees, Michael R. Stewart will be appointed as the Company’s Independent Director designee.

Suneet Singal, Richard J. Leider and Dr. Bob Froehlich will be appointed as the Contributor Parent’s designees (with Richard J. Leider and Dr. Bob Froehlich serving as Independent Directors).

The new Board as so constituted will appoint the Nonaffiliated Director.

Compensation for members of the board of directors will be set at current levels as further described in the Schedule 14F-1, Notice Of Proposed Change In The Majority Of The Board Of Directors and in the Company’s Form 10-K for the period ending December 31, 2016.

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

Under the Agreement, amounts due to Dr. Dolev Rafaeli and  Dennis McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member of the Company’s foreign subsidiaries, will be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes will be due one year after the stockholder approval and carry a ten percent (10%) interest rate. The principal will convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the thirty (30) trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock shall in no event be less than $1.75 per share. The Payout Notes will be secured by a security interest in all assets of the Company; provided, however, that such security interest will be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes will have demand registration rights which will require the filing of a resale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

Special Meeting of Stockholders

As promptly as possible following the initial closing, the Company is required file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

• an increase in the number of authorized shares of common stock, $.01 par value per share, of the Company from fifty million (50,000,00) shares to five hundred million (500,000,000) shares and increase the number of authorized shares of preferred stock, $.01 par value per share, of the Company from five million (5,000,000) shares to fifty million (50,000,000) shares;

• the issuance to the Contributor or its designee or designees of the Company’s common and/or preferred shares in exchange for the contributed assets, and the issuance of the Warrant and, upon exercise of the Warrant, the underlying shares of the Company’s Common Stock in exchange for the contribution of the optional property interests, if any are made;

• the amendment and restatement of the Articles of Incorporation of the Company;

• the amendment and restatement of the Bylaws of the Company;

• the approval of the issuance of the Payout Notes and the issuance of the Company’s Common Stock upon conversion thereof; and

• the election of a new Board of Directors as set forth above in Resignation and Appointment of Officers and Directors in this report.

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

The Company will conduct most of its building, construction financing and site management activities through various subsidiaries affiliated with the Contributor Parties. The Company will maintain only a small staff of employees to handle its accounting, legal and compliance activities, including a new Chief Executive Officer and a new Chief Financial Officer, who will assume their duties following the close of the First Contribution.

Liquidity and Going Concern

As of March 31, 2017, the Company had an accumulated deficit of $115,699 and shareholders’ equity deficit of $136. To date, and subsequent to the recent sale of the Company’s last significant business unit, the Company has dedicated most of its financial resources to sales and marketing, general and administrative expenses and research and development.

Cash and cash equivalents as of March 31, 2017 were $3,367, including restricted cash of $345. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by selling certain of its product lines to a third party (see Acquisitions and Dispositions below). On January 23, 2017, the Company sold its consumer products division to ITCTV Brands, Inc., for a total selling price of $9.5 million.  The Company has collected $5 million of that purchase price; the remaining $4.5 million is payable through a contingent royalty on the sale of consumer products by ICTV Brands.  There are no assurances, however, that the Company will be able to collect all, or a portion, of the remaining royalty amounts due from sale of these assets and product lines.  On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties will be contributed to the Company in exchange for the issuance of Company stock equal to the value of those properties. The closing on the First Contribution under this pending transaction is due to occur on or before May 17, 2017.  However, there is no guarantee that the closing on the First Contribution under the pending transaction with First Capital will close, or will close on time; that we will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations if the remaining amounts due from the sale of assets and product lines remain uncollected or not paid when due; or that we will be able to obtain additional financing as needed , or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. In light of the Company’s recent operating losses and negative cash flows and the uncertainty of collecting amounts due from the sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

As of March 31, 2017 the restricted cash account includes $250 from the Neova Escrow Agreement (see Acquisitions and Dispositions below). Restricted cash also includes $95 reflecting certain commitments connected to our leased office facilities in Israel.

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

The Company had classified the assets of the Consumer Division as assets held for sale as of December 31, 2016.

As part of the sale of the consumer product line which transaction was determined to represent a complete liquidation of a foreign subsidiary the cumulative translation adjustment related to that foreign entity was reclassified from accumulated other comprehensive income (loss) and reported as part of gain or loss from the sale.

The Company accounted for the contingent consideration component (the amount that will be received as royalties, based on the performance of the consumer division in future periods) based on the ‘loss recovery approach’. Accordingly, anticipated royalties were recognized at the lesser of the amount of (1) the proceeds for which the likelihood of receipt is probable or (2) the total loss recognized in the sale transaction, without considering the contingent consideration component. Such accounting resulted recognition of $4,000 as long term royalties receivable. Royalties proceeds in excess of the amount recognized are subject to the gain contingency guidance in ASC Topic 450-30, and as such, they will not be recognized until all contingencies related to their receipt are resolved.

On March 31, 2017, the Company entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute certain real estate assets to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock. Further details on this transaction and the Company’s transition to a real estate investment company are contained in this report and in the Current Report on Form 8-K filed on April 3, 2017.

TERMINATION OF PROPOSED TRANSACTION

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

On September 23, 2016, the Company’s Common stock and warrants were approved for listing on the NASDAQ Capital Market under the symbol PHMD.  Shares were previously listed on the NASDAQ Global Market under the same symbol.

Basis of Presentation:

Accounting Principles

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“fiscal 2016”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

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

In connection with the sale of the Consumer Division to ICTV Brands, Inc., announced on October 4, 2016 and subsequently completed on January 23, 2017, the assets related to this transaction were classified as of December 31, 2016 as Assets Held for Sale, as follows:

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

The Company provides a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 7). Due to the sale of the remainder of the consumer products division in January 2017, there is no remaining allowance for product returns as of March 31, 2017.

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

Upon sale of a foreign subsidiary or upon sale of group of asset within a consolidated foreign subsidiary, in a transaction that was determined to represent a complete liquidation of that foreign subsidiary, the cumulative translation adjustment related to that foreign entity is reclassified from accumulated other comprehensive income (loss) and reported as part of gain or loss from the sale.

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

From time to time the Company carries out transactions involving foreign exchange derivative financial instruments (mainly forward exchange contracts) which are expected to be paid with respect to forecasted expenses of the Israeli subsidiary (Radiancy) denominated in Israeli local currency (NIS) which is different than its functional currency. No foreign exchange derivative instruments were outstanding as of March 31, 2017.

Such derivatives were not designated as hedging instruments, and accordingly they were recognized in the balance sheet at their fair value, with changes in the fair value carried to the Statement of Comprehensive Income (Loss) and included in interest and other financing expenses, net.

Accrued Warranty Costs

The Company offers a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the condensed consolidated balance sheet. The activity in the warranty accrual during the three months ended March 31, 2017 and 2016 is summarized as follows:

	March 31,
	2017	2016
	(unaudited)	(unaudited)
Accrual at beginning of year	$241	$330
Additions charged to warranty expense	-	10
Expiring warranties	-	(54)
Claims satisfied	-	(45)
Sale of consumer segment	(241)
Total	-	241
Less: current portion	-	(241)
Accrued extended warranty	$0	$0

For extended warranty on the consumer products, see Revenue Recognition above.

Net Loss Per Share

Basic and diluted net loss per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended March 31,
	2017	2016
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	4,237,517	4,155,464
Dilutive effect of stock options and warrants	-	-
Diluted number of common and common stock equivalent shares outstanding	4,237,517	4,155,464

Diluted loss per share for the three months ended March 31, 2017, excluded the impact of common stock options and warrants, totaling 175,365 shares, as the effect of their inclusion would be anti-dilutive, due to the net loss for the period. Diluted earnings per share for the three months ended March 31, 2016, excluded the impact of common stock options and warrants, totaling 211,218 shares, as the effect of their inclusion would be anti-dilutive, due to the net loss for the period.

Recently Issued Accounting Standards

In recent years the FASB issued certain important Accounting Standards Updates, some of which could have a significant impact on the accounting treatment and disclosures of previous activities of the Company.

Such Accounting Standards Updates includes the following:

•	Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (Topic 606)
•	Accounting Standards Update No. 2015-11, Simplifying the Measurement of Inventory (Topic 330)
•	Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes
•	Accounting Standards Update No. 2016-02, Leases (Topic 842)
•	Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
•	Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
•	Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force )

However, following the recent sales of substantially all of the Company's assets product lines and business units, and as the remaining ongoing operations of the Company are limited, , the impact of such pronouncements that became effective during the interim period did not impact the accompanying condensed consolidated financial statements and as for pronouncements that will become effective in future periods, management will consider their effect if any, based on the operations and activities of the Company following the closing of the Interest Contribution Agreement described in Note 1 above.

Note 2

Inventories:

	March 31, 2017	December 31, 2016
	(unaudited)
Raw materials and work in progress	$-	$1,968
Finished goods	-	5,368
Total inventories	$-	$7,336
Less assets held for sale	-	(7,336)
Total Inventory	$-	$-

Work-in-process is immaterial, given the Company’s typically short manufacturing cycle, and therefore is disclosed in conjunction with raw materials. See Acquisitions and Dispositions regarding inventory balance classified as part of the assets held for sale as of December 31, 2016. During January 2017, all consumer inventory was sold to ICTV. See Acquisitions and Dispositions in Note 1.

Note 3

Property and Equipment:

	March 31, 2017	December 31, 2016
	(unaudited)
Equipment, computer hardware and software	314	5,005
Furniture and fixtures	350	433
Leasehold improvements	112	438
	776	5,876
Accumulated depreciation and amortization	(674)	(4,888)
Total property and equipment	102	$988
Less assets held for sale	-	(911)
Total property and equipment, net	$102	$77

Depreciation and related amortization expense was $4 and $79 for the three months ended March 31, 2017 and 2016, respectively.

Note 4

Patents and Licensed Technologies, net:

	March 31, 2017	December 31, 2016
	(unaudited)
Gross Amount beginning of period	$-	$3,376
Additions (disposals)	-	(177)
Translation differences	-	36
Gross Amount end of period	-	3,235

Accumulated amortization	-	(1,974)
Impairment (See Note 5 below)	-	(1,261)

Patents and licensed technologies, net	$-	$-

Related amortization expense was $0 and $72 for the three months ended March 31, 2017 and 2016, respectively.

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

During the third quarter of 2016, we recorded goodwill and other intangible asset impairment charges of $3,518, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with the pending transaction with ICTV Brands, Inc. See Note 18, Subsequent Event in the Company’s Form 10-K for the year ending December 31, 2016, for more information. The Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257 and recorded the impairment of the Consumer segment of the intangibles for its licensed technology in the amount of $1,261. The Company derecognized an amount of $1,039 of goodwill related to the Physician Recurring segment in connection with the asset sale of the Neova product line.

In addition, pursuant to ASC 360 the Company tested the long-lived assets and determined that changes in circumstances indicated that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. As of December 2015 and in connection with its annual budgeting process, the Company determined its acquired intangible assets indicated that the cash flows related to the acquired assets were substantially riskier and subject to shortfalls in revenues and profits relative to original expectations. The Company’s internal operating forecast has been revised downward in terms of revenue growth and profitability for the foreseeable future. The analysis entailed comparing the carrying amount of the long-lived assets as of December 31, 2015 with the sum of their respective projected undiscounted cash flows. The Company recognized and recorded an impairment of Physician Recurring segment intangibles for its trademark, tradename, and customer relationships in the amount of $3,527 and licensed technology in the amount of $1,424. Also in connection with the then pending transaction with ICTV Brands, as of December 31, 2016, and based on the expected price of such transaction which management believed represents market approach fair value estimate, the Company recorded an impairment of the Consumer segment intangibles for its Licensed Technology in the amount of $1,261.

Set forth below is a detailed listing of other definite-lived intangible assets:

	March 31, 2017			December 31, 2016
	(unaudited)
	Trademarks	Customer Relationships	Total	Trademarks	Customer Relationships	Total
Gross Amount beginning of period	$0	$-	$-	$405	$-	$405
Translation differences	-	-	-	-	-	-
Gross Amount end of period	-	-	-	405	-	405

Disposal	-	-	-	(221)	-	(221)
Accumulated amortization	-	-	-	(184)	-	(184)

Net Book Value	$-	$-	$-	$-	$0	$-

Related amortization expense was $0 and $10 for the periods ended March 31, 2017 and 2016, respectively. Customer Relationships embodied the value to the Company of relationships that Pre-merged PhotoMedex had formed with its customers. Trademarks included the tradenames and various trademarks associated with Pre-merged PhotoMedex products.

Note 6

Accrued Compensation and related expenses:

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued payroll and related taxes	$537	$262
Accrued vacation	77	66
Accrued commissions and bonuses	3,441	3,701
Total accrued compensation and related expense	$4,055	$4,029

Note 7

Other Accrued Liabilities:

	March 31, 2017	December 31, 2016
	(unaudited)
Accrued warranty, current, see Note 1	$-	$93
Accrued taxes, net	1,674	1,606
Accrued sales returns (1)	-	1,975
Other accrued liabilities	3,601	4,417
Total other accrued liabilities	$5,275	$8,091

(1)	The activity in the accrued sales returns liability account was as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
Balance at beginning of year	$1,975	$4,179
Additions that reduce net sales	-	2,160
Deductions from reserves	(1,975)	(4,154)
Balance at end of period	$-	$2,185

Note 8

Income Taxes:

The Company's tax expense includes federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The difference between the Company's effective tax rates for the three month period ended March 31, 2017 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 25% standard corporation tax rate and in the UK 20%).

During the three months ended March 31, 2017, the Company had no material changes to liabilities for uncertain tax positions. PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2016 and is also generally subject to various State income tax examinations for calendar years 2012 through 2016. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2016.

As a result of its anticipated transition into a real estate investment company, such transition to commence shortly after the filing of this report with the anticipated closing of the First Contribution being scheduled for May 17, 2017, the Company is expected to re-examine its tax status and to re-evaluate the quantity and type of its tax reportings.

Note 9

Commitments and contingencies:

See Note 11, Commitments and Contingencies, in the Company’s Form 10-K for the year ended December 31, 2016 for further information on pending legal actions involving the Company and its subsidiaries. There have been no significant changes to the status of the items reported in the above Form 10-K.

Note 10

Employee Stock Benefit Plans:

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 74,000 shares; of which 2,135 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,079 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 71,374 as of March 31, 2017.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 1,200,000 shares, of which 519,078 shares had been issued or were reserved for issuance as awards of shares of common stock, and 133,649 shares were reserved for outstanding options as of March 31, 2017. The number of shares available for future issuance pursuant to this plan is 547,273 as of March 31, 2017.

Stock option activity under all of the Company’s share-based compensation plans for the three months ended March 31, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	134,150	$85.22
Granted	-	-
Exercised	-	-
Cancelled	(23,285)	71.73
Outstanding, March 31, 2017	110,865	$88.05
Options exercisable at March 31, 2017	107,112	$87.97

At March 31, 2017, there was $152 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 1.64 years. Following the completion of the transaction described in Note 1, such compensation will be accelerated.

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

Restricted stock vests ratably over a three-to-five year period, depending upon the terms of the grant. Employees must remain employed by the Company on each vesting date in order to have unrestricted ownership in these shares; employees who leave before a vesting date forfeit the shares in which they have not yet vested and the issuance of those shares is cancelled. As of March 31, 2017, 96,861 shares had been cancelled due to forfeiture by employees.

On October 29, 2015, the Company issued 1,000 shares of common stock to a non-employee director for an aggregate fair value of $3.

Total stock based compensation expense was $811, and $433, for the three months ended March 31, 2017 and 2016 respectively including amounts relating to consultants.

Note 11

Business Segments and Geographic Data:

The Company is in the process of transitioning from a skin health company providing medical and cosmetic solutions for dermatological conditions, to a real estate investment company holding investments in a variety of current and future projects, including residential developments, commercial properties such as gas station sites, and hotels and resort communities, as described further in this report.

The Company had organized its original business into three operating segments to align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derived its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products; that segment was sold on January 23, 2017. The Physician Recurring segment derived its revenues mainly from the sales of skincare products; that segment was sold on September 15, 2016. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat based products; that segment remains with the Company as of the current date.

The anticipated real estate investment properties to be transferred to the Company will be classified into one or more additional revenue segments.

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

The following tables reflect results of operations from our business segments for the periods indicated below. The consumer segment reflects operation from January 1, 2017 through January 23, 2017 the date of the sale of the consumer division to ICTV. See Note 1 Acquisitions and Dispositions for more information.

Three Months Ended March 31, 2017 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$3,539	$-	$-	$3,539
Cost of revenues	100	-	-	100
Gross profit	3,439	-	-	3,439
Gross profit %	97.1%	0%	0%	97.1%

Allocated operating expenses:
Engineering and product development	143	-	-	143
Selling and marketing	620	-	-	620
Loss on disposal of assets	2,057	28		2,085
Unallocated operating expenses	-	-	-	2,342
	2,820	28	-	5,190
Income (loss) from continuing operations	619	(28)	-	(1,751)

Interest and other financing expense, net	-	-	-	(77)

Income (loss) from continuing operations before income taxes	$619	($28)	$-	($1,828)

Three Months Ended March 31, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$9,922	$1,208	$103	$11,233
Cost of revenues	2,219	466	69	2,754
Gross profit	7,703	742	34	8,479
Gross profit %	77.6%	61.5%	33.0%	75.5%

Allocated operating expenses:
Engineering and product development	272	42	-	314
Selling and marketing	6,961	829	13	7,803
Loss on sale of assets			843	843

Unallocated operating expenses	-	-	-	3,965
	7,233	871	856	12,925
Income (loss) from continuing operations	470	(129)	(822)	(4,446)

Interest and other financing expense, net	-	-	-	(333)

Income (loss) from continuing operations before income taxes	$470	$(129)	$(822)	$(4,779)

For the three months ended March 31, 2017 and 2016, net revenues by geographic area (determined by ship to location) were as follows:

	Three Months Ended March 31,
	2017	2016
	(unaudited)	(unaudited)
North America [1]	$2,475	$7,313
Asia Pacific	-	514
Europe (including Israel)	1,064	3,391
South America	-	15
	$3,539	$11,233

[1] United States	$2,475	$6,094
[1] Canada	$-	$695

As of March 31, 2017 and December 31, 2016, long-lived assets by geographic area were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
North America	$40	$71
Asia Pacific	-	17
Europe (including Israel)	62	900
	$102	$988

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 12

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues for either of the three months ended March 31, 2017 or 2016.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our,” “PhotoMedex,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.

Introduction, Outlook and Overview of Business Operations

PhotoMedex, Inc. (and its subsidiaries) (the “Company”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is in the process of transitioning from a skin health company providing medical and cosmetic solutions for dermatological conditions to a real estate investment company holding investments in a variety of current and future projects, including residential developments, commercial properties such as gas station sites, and hotels and resort communities, as described further in this report.

The Company was originally, until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing proprietary products and services that address skin diseases and conditions including acne clearance, photo damage, psoriasis and hair removal. The Company had expanded its product offerings throughout the physician and spa markets, as well as traditional retail, online and infomercial outlets for home-use products including a range of home-use devices under the no!no!® brand offered through the Company’s largest business segment, its consumer products division.

After a period of significant growth and profitability, the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a proposed transaction with DSKX whereby PhotoMedex, thru multiple concurrent merger transactions will sell to DSKX substantially all of its remaining operations. See ITEM 1. Business – Our Company in the Company’s Form 10-K for the year ended December 31, 2016. However, that transaction failed to be consummated, and therefore the Company subsequently sold its remaining substantial business lines, including the sale of the consumer products group on January 23, 2017 to ICTV Brands, Inc.

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock as described below.

As a result of this transaction, the Company will primarily become a real estate investment company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located both throughout the United States and in various international locales. That transition is anticipated to begin shortly, as the first installment of contributed assets (the “First Contribution”) has an anticipated closing date of May 17, 2017 (the “Initial Closing”).

First Contribution

In the Initial Closing, the Contributor will transfer approximately $10 million of assets comprising the Contributed Properties to the Company in up to three stages.  On the Initial Closing date, the Contributor will transfer to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, northern California, and which have an appraised value of approximately $2.6 million.  Within thirty (30) days following the Initial Closing date, the Contributor will transfer to the Acquiror its interest in a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”). The Contributor Parent currently has a 6% interest in the entity which owns the Avalon Property, and expects to acquire an additional 11.9% interest in such entity within the thirty (30) day period following the Initial Closing date.  This residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots have been finished, and the remaining 214 are platted and engineered lots. The Contributor’s appraised value of its share of this property is approximately $7.4 million.  The Contributor has agreed to transfer its 6% interest as soon as is practicable after the Initial Closing date, and the remaining 11.9% interest no later than thirty (30) days after the Initial Closing date.

In return for the Contributed Properties, the Company will issue to the Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock, up to a maximum of 19.9% of the number of issued and outstanding shares of Common Stock of the Company immediately prior to the Initial Closing, in compliance with Nasdaq rules requiring a shareholder vote for the issuance of shares of Common Stock totaling more than the 19.9% limit, determined by dividing the value of the property contributed in the Initial Closing, the $10 million agreed upon value of the Contributed Properties comprising the First Contribution, by a specified per share value, which will be calculated at a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on the Nasdaq Stock Market (“Nasdaq”) during the forty-three (43) Nasdaq trading days prior to the Nasdaq trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). Because the issuance of 19.9% of the Company’s Common Stock to the Contributor at the Per Share Value will not total the $10 million valuation of the Contributed Properties, the balance of the shares required to reach the $10 million value of the Contributed Properties will be paid to the Contributor in shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock.

The value of such Series A Preferred Stock to be issued to the Contributor in the Initial Closing will be equal to the difference between the value of the Contributed Properties and the value of the Common Stock issued to the Contributor, with the amount of Common Stock to be issued not exceeding the 19.9% cap, in conformance with Nasdaq rules. The Series A Convertible Preferred Stock will be convertible into Common Stock, subject to the approval of the shareholders of the Company of the transactions contemplated by the Contribution Agreement, at any time and from time to time from and after the Original Issue Date at the option of the Holder thereof, into shares of Common Stock, subject to certain limitations to be set forth in the Certificate of Designations of the Series A Convertible Preferred Stock, determined by dividing the stated value of the Preferred Stock by the conversion price set at the time of issuance. Initially, the conversion price will result in the issuance of twenty-five (25) shares of Common Stock for each share of Series A Preferred Stock.

 The Series A Convertible Preferred Stock does not have voting rights; however, PhotoMedex may not (a) alter or change adversely the powers, preferences or rights of that stock, (b) amend or change its certificate of incorporation in a manner that adversely affects that stock, (c) increase the number of shares of preferred stock, or (d) otherwise enter into an agreement that accomplishes any of the foregoing, without the affirmative vote of a majority of the holders of the outstanding Series A Convertible Preferred Stock prior to any such change.

In addition, we will issue to the Contributor a five (5) year warrant to purchase up to 25,000,000 shares of our Common Stock at an exercise price of $3.00 per share that vests with respect to the number of underlying shares upon the achievement of specified milestones.

At the Initial Closing, the Company will assume the liabilities associated with the Contributed Properties, except that it will not assume any liabilities with respect to the Avalon Property until those assets are actually delivered to the Company. The obligations that the Acquiror will assume at the Initial Closing include the following: Obligations of the Contributor and its affiliates under certain agreements covering the contributed properties, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; and a Construction Contract dated November 19, 2014 between Central Valley Gas Stations Development, LLC, as owner and First Capital Builders, LLC, as Contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA.  Once the full interest in the Avalon Property is contributed to the Company, the Company will also assume the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company dated as of May 16, 2012, and all amendments thereto; and a Development Services Agreement dated September 15, 2015 by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as Owner, and Land Strategies, LLC, a Nevada limited liability company, as Developer, with respect to real property owned by Avalon Jubilee, LLC.  As of the Initial Closing, the Company will also assume an installment note dated April 7, 2015 made by First Capital Real Estate Investments, LLC (“FCREI”) in favor of George Zambelli (“Zambelli”) in the original principal amount of $470,292.00 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as Trustor, Fidelity National Title Company, as Trustee (“Trustee”), and Zambelli, as Beneficiary (the “Deed of Trust”), which secures the Note.

The Acquiror is expected to enter into amended agreements with respect some or all of these agreements.

Finally, the Company will assume all ancillary agreements, commitments and obligations with respect to these properties.

Future installments in this transaction throughout calendar year 2017 will involve the mandatory contribution of additional properties with a stated value of $20 million, as well as possible additional voluntary contributions of properties with a stated value of up to $66.5 million. Further information on the expansion of the Company’s board, these additional installment contributions and other facets of this transaction are available in the Company’s Current Report on Form 8-K filed as of April 3, 2017,

Subject to the completion of the contributions of real estate investment properties to the Company, , the strategic focus for the Company will shift from skincare health to real estate investment, focusing investment activities on the management and acquisition of a diverse portfolio of commercial properties located in strategic areas of the United States and throughout the world. The primary property types in which we are anticipated to invest are as follows (in no order of priority):

•	resort properties — including upscale hotels and luxury resort complexes in key urban and vacation destinations;

•	retail properties — including neighborhood and community-based properties located in or nearby strategic areas that will offer the greatest potential to attract strong usage; and

•	residential properties — including properties located in strategic urban areas offering high-value amenities.

All such real estate assets may be acquired directly by the Company, or by one or more of its future related entities owned and /or operated by First Capital, though the Company may be directed to invest in other properties based upon evaluation of the earnings potential of those properties. To date, the Company does not hold any such investments, although the First contribution of property to the Company is expected to close shortly after the filing of this report.

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

Sales and Marketing

As of March 31, 2017, we had no in-house sales and marketing personnel.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended March 31, 2017. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The results of operations shown only reflect the revenue and expenses relating to the Company’s skincare operations, including the consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017, and its LHE professional line, which is still operated by the Company. The LHE medical device line of professional products is the technology upon which Radiancy, Inc. was founded. Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. The hand-held product portfolio is included with the assets being sold to ICTV. The professional line of products, however, is not part of the sale to ICTV and will remain with the Company. However, their value is relatively immaterial and it is uncertain if anything can be done to create shareholder value out of these remaining assets. These results do not include any of the Company’s future real estate investments; the initial contribution for those investments is not scheduled to occur until after the filing of this report.

(The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended March 31,
	2017	2016
Consumer	$3,539	$9,922
Physician Recurring	-	1,208
Professional	-	103

Total Revenues	$3,539	$11,233

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended March 31,
	2017	2016
Direct-to-consumer	$2,475	$6,046
Distributors	-	101
Retailers and home shopping channels	1,064	3,775

Total Consumer Revenues	$3,539	$9,922

For the three months ended March 31, 2017, consumer products revenues were $3,539 compared to $9,922 in the three months ended March 31, 2016. The decrease of 64.3% during the periods was mainly due to the following reasons:

•	Direct to Consumer. Revenues for the three months ended March 31, 2017 were $2,475 compared to $6,046 for the same period in 2016. The decrease of 59.1% was due to management’s decision to significantly reduce amounts spent on short-form TV advertising during the period due to highly irregular response rates from this format as well as limited availability of relevant media at attractive cost-effective pricing. The decrease in revenue also has an impact on the total amount of sales returns liability as reflected in Note 7 of the financial statement footnotes. The methodology used to determine both the expense and the accrued liability has been consistently applied across all periods presented.

•	Retailers and Home Shopping Channels. Revenues for the three months ended March 31, 2017 were $1,064 compared to $3,775 for the same period in 2016. The decrease of 71.8% was mainly due to the timing of specials on the various home shopping channel customers, mainly in the United States (“US”) and the United Kingdom (“UK”). Furthermore, reduced levels of advertising in the Direct to Consumer channel negatively impacts sales at the retail level.

•	Distributors Channels. Revenues for the three months ended March 31, 2017 were $0 which was comparable to $101 for the same period in 2016.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2017	2016
North America	$2,475	$6,040
International	1,064	3,882

Total Consumer Revenues	$3,539	$9,922

The consumer products division was sold to ICTV Brands, Inc. on January 23, 2017, see Acquisitions and Dispositions for more information.

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended March 31,
	2017	2016
Neova skincare	-	1,208
Other	-	-

Total Physician Recurring Revenues	$-	$1,208

NEOVA skincare

For the three months ended March 31, 2017, revenues were $0 compared to $1,208 for the three months ended March 31, 2016. These revenues were generated from the sale of various skin, hair, and wound care products to physicians in both the domestic and international markets. The asset sale of the Neova product line was completed on September 15, 2016. See Item 1. Business – Our Company in the Company’s form 10-K for the year ended December 31, 2016 for more information.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2017	2016
North America	$-	$1,208
International	-	-

Total Physicians Recurring Revenues	$-	$1,208

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended March 31,
	2017	2016
LHE equipment	$-	$103
Omnilux equipment	-	-

Total Professional Revenues	$-	$103

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended March 31, 2017 and 2016, LHE® brand products revenues were $0 and $103, respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended March 31,
	2017	2016
North America	$-	$103
International	-	-

Total Professional Revenues	$-	$103

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended March 31,
	2017	2016
Consumer	$100	$2,219
Physician Recurring	-	466
Professional	-	69

Total Cost of Revenues	$100	$2,754

Overall, cost of revenues has decreased in the segments due to the related decrease in the consumer revenues.

Gross Profit Analysis

Gross profit decreased to $3,439 for the three months ended March 31, 2017 from $8,479 during the same period in 2016. As a percentage of revenues, the gross margin was 97.1% for the three months ended March 31, 2017 from 75.5% during the same period in 2016.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended March 31,
	2017	2016
Revenues	$3,539	$11,233
Percent decrease	(68.5)%
Cost of revenues	100	2,754
Percent decrease	(96.4)%
Gross profit	$3,439	$8,479
Gross margin percentage	97.1%	75.5%

The primary reasons for the changes in gross profit for the three months ended March 31, 2017, compared to the same period in 2016, was due to the sale of the consumer division to ICTV. (See Acquisitions and Disposition for more information.).

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended March 31,
	2017	2016
Revenues	$3,539	$9,922
Percent decrease	(64.3)%
Cost of revenues	100	2,219
Percent decrease	(95.4)%
Gross profit	$3,439	$7,703
Gross margin percentage	97.1%	77.6%

Gross profit for the three months ended March 31, 2017 decreased by $4,264 from the comparable period in 2016. The decrease in sales was due to the asset sale of the consumer division to ICTV. See Acquisitions and Dispositions for more information.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended March 31,
	2017	2016
Revenues	$-	$1,208
Percent decrease
Cost of revenues	-	466
Percent decrease
Gross profit	$-	$742
Gross margin percentage		61.4%

Gross profit for the three months ended March 31, 2017 decreased by $742 from the comparable period in 2016. The Physician Recurring segment had a decrease in revenue due to the asset sale of the Neova product line completed on September 15, 2016 (See Item 1. Business – Our Company in the Company’s form 10-K for the year ended December 31, 2016 for more information).

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended March 31,
	2017	2016
Revenues	$-	$103
Percent increase
Cost of revenues	-	69
Percent increase
Gross profit	$-	$34
Gross margin percentage		33.0%

Gross profit for the three months ended March 31, 2017 decreased by $34 from the comparable period in 2016. The primary reason for the decreased gross margin is the decrease in marketing for this segment.

Engineering and Product Development

Engineering and product development expenses for the three months ended March 31, 2017 decreased to $143 from $314 for the three months ended March 31, 2016. The majority of this expense relates to the salaries of our worldwide engineering and product development team that were transitioned to ICTV with the sale of the consumer division January 23, 2017. See Acquisitions and Dispositions for more information.

Selling and Marketing Expenses

For the three months ended March 31, 2016, selling and marketing expenses decreased to $620 from $7,803 for the three months ended March 31, 2016. The decrease is related to ceasing advertising operations after the sale of the consumer division to ICTV on January 23, 2017.

General and Administrative Expenses

For the three months ended March 31, 2017, general and administrative expenses decreased to $2,342 from $3,965 for the three months ended March 31, 2016. The decrease was due mainly to the following:

•	Decrease in accounting and legal expense of $838

Decrease in salary and commission expense of $581

Decrease in other general operation costs of $204

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended March 31, 2017 decreased to $77 from $333 for the three months ended March 31, 2016. The decrease of $256 is mainly due to repayment of long term debt during the three months ended March 31, 2016.

Taxes on Income, Net

For the three months ended March 31, 2017, the net tax expense amounted to $21 as compared to $93 for the three months ended March 31, 2016.

Net Loss

The factors described above resulted in net loss, of $1,849 during the three months ended March 31, 2017, as compared to $4,872, during the three months ended March 31, 2016, a decrease of 62%.

Liquidity and Capital Resources

At March 31, 2017, our current ratio was 0.74 compared to 0.99 at December 31, 2016. As of March 31, 2017 we had $3,431 working capital deficit compared to a deficit of $1,492 as of December 31, 2016. Cash and cash equivalents were $3,367 as of March 31, 2017, as compared to $2,677 as of December 31, 2016.

Cash and cash equivalents as of March 31, 2017 were $3,367, including restricted cash of $345. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. The Company is addressing its liquidity needs by seeking additional funding from lenders as well as collecting amounts due from past sales of business assets and amounts due from asset sales that occurred after the year ending December 31, 2016 (see Acquisitions below). On January 23, 2017, the Company sold its consumer products division to ITCTV Brands, Inc., for a total selling price of $9.5 million.  The Company has collected $5 million of that purchase price; the remaining $4.5 million is payable through a contingent royalty on the sale of consumer products by ICTV Brands.  There are no assurances, however, that the Company will be able to collect all, or a portion, of the remaining royalty amounts due from sale of these assets and product lines.  On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties will be contributed to the Company in exchange for the issuance of Company stock equal to the value of those properties. The closing on the First Contribution under this pending transaction is due to occur on or before May 17, 2017.  However, there is no guarantee that the closing on the First Contribution under the pending transaction with First Capital will close, or will close on time; that we will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations if the remaining amounts due from the sale of assets and product lines remain uncollected or not paid when due; or that we will be able to obtain additional financing as needed , or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. In light of the Company’s recent operating losses and negative cash flows and the uncertainty of collecting amounts due from the sales of its product lines, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

The restricted cash account includes $250 from the Neova Escrow Agreement (see Note 1 Acquisitions and Dispositions). Restricted cash also includes $95 reflecting certain commitments connected to our leased office facilities in Israel.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting immediate proceeds to the Company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the three months ended September 30, 2016. (See Note 1 Acquisitions and Dispositions.)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (See Note 1 Acquisitions and Dispositions). On January 23, 2017, the Company entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement which revised the definition of Business Assets and Assumed Liabilities, provided for the establishment of employee benefit plans by the Purchaser and substituted a new Disclosure Letter for the one delivered concurrently with the signing of the original Asset Purchase Agreement.  The amendment also extended the term of the Letter of Credit issued in connection with the Asset Purchase Agreement to 100 days after the Closing Date.   The Company also entered into a First Amendment (the “First TSA Amendment”) to the Transition Services Agreement between the Company and its subsidiaries and the Purchaser of the Consumer Products division, pursuant to which the Company and its subsidiaries will provide the Purchaser with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three to up to one year following the Closing Date, during which time the Purchaser will arrange to transition the services it receives to its own personnel.  The First TSA Amendment revised references in the Transition Services Agreement from “Effective Date” to “Closing Date”, and clarified specifications regarding the lease for certain premises in Israel by and between Radiancy Israel and the landlord for those premises. This transaction was completed on January 23, 2017. See background paragraph above.

The Company had classified the assets of the Consumer Division as assets held for sale as of December 31, 2016.

As part of the sale of the consumer product line which transaction was determined to represent a complete liquidation of a foreign subsidiary the cumulative translation adjustment related to that foreign entity was reclassified from accumulated other comprehensive income (loss) and reported as part of gain or loss from the sale.

The Company accounted for the contingent consideration component (the amount that will be received as royalties, based on the performance of the consumer division in future periods) based on the ‘loss recovery approach’. Accordingly, anticipated royalties were recognized at the lesser of the amount of (1) the proceeds for which the likelihood of receipt is probable or (2) the total loss recognized in the sale transaction, without considering the contingent consideration component. Such accounting resulted recognition of $4,000 as long term royalties receivable. Royalties proceeds in excess of the amount recognized are subject to the gain contingency guidance in ASC Topic 450-30, and as such, they will not be recognized until all contingencies related to their receipt are resolve

We believe our existing balances of cash and cash equivalents as well as advances from our Advance agreement and expected proceeds from asset sales will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the second quarter of 2017. However, there is no guarantee that the closing on the First Contribution under the pending transaction with First Capital will close, or will close on time; that we will be able to obtain additional financing, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive; or that amounts due to the Company from certain asset sales will be collectible when due. Any such result could have a material adverse effect on us and our financial condition.

Net cash and cash equivalents used in operating activities was $2,673 for the three months ended March 31, 2017 compared to $1,326 for the three months ended March 31, 2016. The use of cash in 2017 was mainly related to the asset sale of the consumer division.

Net cash and cash equivalents provided by investing activities was $3,262 for the three months ended March 31, 2017 compared to cash used in investing activities of $878 for the three months ended March 31, 2016. The primary reason for the increase was $3,250 cash provided from the sale of the consumer assets that were held for sale.

Net cash and cash equivalents provided by financing activities was $0 for the three months ended March 31, 2017 compared to net cash and cash equivalents provided by financing activities of $1,962 for the three months ended March 31, 2016. For the three months ended March 31, 2016 we had proceeds from notes payable, net of repayments of $1,962. No such credit facilities were available to the Company during 2017.

Commitments and Contingencies

There were no items that significantly impacted our commitments and contingencies as discussed in the notes to our 2016 annual financial statements included in our Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

At March 31, 2017, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on sales or expenses.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “intend,” “potential” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including any statements regarding the proposed transactions with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, including the expected timing of each contribution of real estate property to PhotoMedex; the completion of each stage of this transaction; the ability to obtain approval for listing on Nasdaq for the shares of PhotoMedex common stock issuable in connection with this transaction or with the exercise of any preferred stock or warrants under this transaction; the ability to obtain the approval of the PhotoMedex stockholders to issue stock in connection with this transaction, change the PhotoMedex incorporation and operating documents, and approve new executive officers and a new  board of directors ; the possibility that one or more steps in the transaction may not be completed due to certain pre=closing conditions; any statements regarding the plans, strategies and objectives of PhotoMedex management for our future operations; any statements regarding  PhotoMedex's and the real estate investment properties' compliance with U.S. and foreign government regulations, changing legislation or regulatory environments; any statements of expectation or belief and any statements of assumptions underlying any of the foregoing. In addition, if and when one or more of the steps in this transaction are completed, there will be additional risks and uncertainties related to successfully integrating, developing and managing these properties into PhotoMedex's structure, as well as the ability to ensure PhotoMedex's continued regulatory compliance, performance and/or market growth. We discuss many of these risks, uncertainties and other factors in our Annual Report on Form 10-K for the year ended December 31, 2016, and in this Quarterly Report on Form 10-Q in greater detail under Item 1A. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three months ended March 31, 2017, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of March 31, 2017. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

PART II - Other Information

ITEM 1. Legal Proceedings

See Item 3, Legal Proceedings, in the Company’s Form 10-K for the year ending December 31, 2016 for further information on pending legal actions involving the Company and its subsidiaries.

ITEM 1A. Risk Factors

As of March 31, 2017, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

PHOTOMEDEX, INC.

Date May 17, 2017	By:	/s/ Dolev Rafaeli
Name Dolev Rafaeli
Title Chief Executive Officer

Date May 17, 2017	By:	/s/ Dennis M. McGrath
Name Dennis M. McGrath
Title President & Chief Financial Officer

