Form 10-Q
period 2017-06-30
PHOTOMEDEX INC
filed 2017-08-21
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-11365

PHOTOMEDEX, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-2058100 (I.R.S. Employer Identification No.)

2300 Corporate Drive, Building G, Willow Grove, Pennsylvania 19044

(Address of principal executive offices, including zip code)

(215) 619-36000

(Registrant’s telephone number, including area code)

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock as of August 18, 2017 was 5,240,328 shares.

PHOTOMEDEX, INC.

PART I – Financial Information

ITEM 1. Financial Statements

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,079	$2,335
Restricted cash	250	342
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,192 respectively	79	4,125
Prepaid expenses and other current assets	2,045	3,253
Receivable from acquirer	2,000	—
Assets held for sale	—	8,362
Financial Assets related to future mandatory asset contribution (Note 2)	5,236	—
Total current assets	11,689	18,417

Property and equipment, net	—	77
Investment property (Note 2)	2,450	—
Investment in other company (Note 2)	2,668	—
Other assets, net	803	7
Total assets	$17,610	$18,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$277	$—
Accounts payable	1,946	6,648
Accrued compensation and related expenses	2,613	4,029
Other accrued liabilities	3,678	8,091
Financial Liabilities for optional assets acquisition (Note 2)	1,222	—
Current portion of deferred revenues	—	1,141
Total current liabilities	9,736	19,909

Total liabilities	9,736	19,909

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized; 5,240,328 and 4,361,094 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	230	221
Series A Preferred Stock $.01 par value, 123,668 and 0 shares issued and and outstanding at June 30, 2017 and December 31, 2016, respectively	1	—
Additional paid-in-capital	125,268	118,585
Accumulated deficit	(116,345)	(115,635)
Accumulated other comprehensive income (loss)	(1,280)	(4,579)
Total stockholders’ equity (deficit)	7,874	(1,408)
Total liabilities and stockholders’ equity (deficit)	$17,610	$18,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,
	2017	2016

Revenues	$—	$11,243

Cost of revenues	—	3,354

Gross profit	—	7,889

Operating expenses:
Engineering and product development	—	343
Selling and marketing	—	6,425
General and administrative	1,848	2,932
Other income	(2,650)	—
Loss on disposal of assets	2,166	—
	1,364	9,700
Loss from continuing operations before interest financing and other expense, net	(1,364)	(1,811)

Revaluation of asset contribution related financial instruments, net (Note 2)	2,622	—
Interest and other financing expense, net	(46)	(292)

Income (loss) from continuing operations before income taxes	1,212	(2,103)

Income tax expense	(73)	(135)

Income (loss) from continuing operations	1,139	(2,238)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(125)
Net income (loss)	$1,139	($2,363)

Basic net income (loss) per share (Note 1):
Continuing operations	$0.18	($0.50)
Discontinued operations	—	(0.05)
	$0.18	($0.55)

Diluted net loss per share (Note 1):
Continuing operations	($0.04)	($0.50)
Discontinued operations	—	(0.05)
	($0.04)	($0.55)

Other comprehensive income (loss):
Foreign currency translation adjustments	$176	($670)
Comprehensive income (loss)	$1,315	($3,033)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2017	2016

Revenues	$3,539	$22,476

Cost of revenues	100	6,108

Gross profit	3,439	16,368

Operating expenses:
Engineering and product development	143	657
Selling and marketing	620	14,228
General and administrative	4,190	6,897
Other income	(2,650)	—
Loss on disposal of assets	4,251	843
	6,554	22,625
Loss from continuing operations before interest financing and other expense, net	(3,115)	(6,257)

Revaluation of asset contribution related financial instruments, net (Note 2)	2,622	—
Interest and other financing expense, net	(123)	(625)
Loss from continuing operations before income taxes	(616)	(6,882)

Income tax expense	(94)	(228)

Loss from continuing operations	(710)	(7,110)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(125)

Net loss	($710)	($7,235)

Basic net loss per share (Note 1):
Continuing operations	($0.14)	($1.75)
Discontinued operations	—	—
	($0.14)	($1.75)

Diluted net loss per share (Note 1):
Continuing operations	($0.16)	($1.75)
Discontinued operations	—	—
	($0.16)	($1.75)

Other comprehensive (loss) income:
Reclassification of cumulative translation adjustment to statement of operations	$3,021	—
Foreign currency translation adjustments	$278	($758)
Total other comprehensive income (loss)	$3,299	($758)
Comprehensive income (loss)	$2,589	($7,993)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amounts	Capital	Deficit	Loss	Total

BALANCE, JANUARY 1, 2017	4,361,094	$221	—	—	$118,585	($115,635)	($4,579)	($1,408)
Stock-based compensation related to stock options and restricted stock	—	—	—	—	935	—	—	935
Common shares issued for asset contribution (Note 2)	879,234	9	—	—	1,266	—	—	1,275
Series A preferred issued for asset contribution (Note 2)	—		123,668	1	4,482	—	—	4,483
Other comprehensive income	—	—	—	—	—	—	3,299	3,299
Net loss for the six months ended June 30, 2017	—	—	—	—	—	(710)	—	(710)
BALANCE, JUNE 30, 2017	5,240,328	$230	123,668	$1	$125,268	($116,345)	($1,280)	$7,874

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	($710)	($7,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	285
Provision for doubtful accounts	19	24
Deferred income taxes	—	(14)
Stock-based compensation	935	860
Loss on disposal of assets	4,251	843
Revaluation of asset contribution related financial instruments, net (Note 2)	(2,622)	—
Changes in operating assets and liabilities:
Accounts receivable	4,091	2,297
Inventories	313	745
Prepaid expenses and other current assets	1,581	(1,048)
Accounts payable	(3,992)	585
Accrued compensation and related expenses	(1,427)	447
Other accrued liabilities	(6,944)	(22)
Deferred revenues	(1,146)	(738)
Adjustments related to operations	(4,649)	4,264
Net cash used in operating activities	(5,359)	(2,971)

Cash Flows From Investing Activities:
Decrease in restricted cash	92	118
Direct expenses related to asset acquisition	(283)	—
Purchases of property and equipment	15	(76)
Proceeds on sale of property and equipment	5,000	110
Net cash provided by investing activities	4,824	152

The accompanying notes are an integral part of these condensed consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Six Months Ended June 30,
	2017	2016

Cash Flows From Financing Activities:
Proceeds from notes payable	—	5,460
Payments on notes payable	—	(4,649)
Net cash provided by financing activities	—	811

Effect of exchange rate changes on cash	279	(200)
Net decrease in cash and cash equivalents	(256)	(2,208)
Cash and cash equivalents, beginning of period	2,335	3,302

Cash and cash equivalents, end of period	$2,079	$1,094

Supplemental information:

Cash paid for income taxes	$73	$61
Cash paid for interest	$0	$232
Receivable from acquirer group of assets	$2,000	—
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition (Note 2)	$4,836	—

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

The Company was originally, until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that address skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair. Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its then commercial bank loan covenants. As part of such redirected efforts, management maintained comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company also sold off certain business units and product lines to support this restructuring and on January 31, 2017, sold the last remaining major product line, its consumer products division. The Company did not present the consumer products segment as a discontinued operation, since the consumer products represented the entire remaining major operations of the Company.

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute mostly certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock as described below.

As a result of this transaction, the Company has primarily become a real estate investment company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located both throughout the United States and in various international locales. The first installment of contributed assets (the “First Contribution”) closed on May 17, 2017 (the “Initial Closing”). The main provisions of the Agreement are summarized below.

First Contribution

In the Initial Closing, the Contributor transferred certain assets comprising the Contributed Properties to the Company.  On the Initial Closing date, the Contributor transferred to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, northern California, and which have an agreed upon value of approximately $2.6 million.  The Contributor then completed the transfer to the Acquiror of its 17.9% passive interest in a limited liability company that is constructing a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”) on June 26, 2017.  This residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots have been finished, and the remaining 214 are platted and engineered lots. The agreed upon value of its share of this property is approximately $7.4 million.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In return for the Contributed Properties, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which represented approximately 19.9% of the Company’s issued and outstanding Common Stock immediately prior to the Initial Closing, at an agreed upon Per Share Value (defined below) of $2.5183, or $2,214,175 in the aggregate. These shares of Common Stock are restricted and unregistered. The Company issued the remaining $7,785,825 of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock”). Each share of the Series A Stock is convertible into 25 shares of the Company’s Common Stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”). The shares of Series A Stock are restricted and unregistered. The number of shares of Common Stock issued to the Contributor and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million agreed upon value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on Nasdaq during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of Common Stock both issued to the Contributor and issuable upon the conversion of the Series A Stock carry registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

The Series A Convertible Preferred Stock does not have voting rights; however, the Company may not (a) alter or change adversely the powers, preferences or rights of that stock, (b) amend or change its certificate of incorporation in a manner that adversely affects that stock, (c) increase the number of shares of preferred stock, or (d) otherwise enter into an agreement that accomplishes any of the foregoing, without the affirmative vote of a majority of the holders of the outstanding Series A Convertible Preferred Stock prior to any such change.

At the Initial Closing, the Company assumed the liabilities associated with the Contributed Properties, except that it did not assume any liabilities with respect to the Avalon Property until that property’s contribution was completed on June 26, 2017. The obligations that the Acquiror assumed at the Initial Closing include the following: Obligations of the Contributor and its affiliates under certain agreements covering the contributed properties, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; and a Construction Contract dated November 19, 2014 between Central Valley Gas Stations Development, LLC, as owner and First Capital Builders, LLC, as Contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA.  Once the full interest in the Avalon Property was contributed to the Company, the Company also assumed the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company dated as of May 16, 2012, and all amendments thereto; and a Development Services Agreement dated September 15, 2015 by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as Owner, and Land Strategies, LLC, a Nevada limited liability company, as Developer, with respect to real property owned by Avalon Jubilee, LLC.  As of the Initial Closing, the Company also assumed an installment note dated April 7, 2015 made by First Capital Real Estate Investments, LLC (“FCREI”) in favor of George Zambelli (“Zambelli”) in the original principal amount of $470 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as Trustor, Fidelity National Title Company, as Trustee (“Trustee”), and Zambelli, as Beneficiary (the “Deed of Trust”), which secures the Note.

The Company is expected to enter into amended agreements with respect to some or all of these agreements.

Finally, the Company will assume all ancillary agreements, commitments and obligations with respect to these properties.

The Company elected to early adopt ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination whether the asset contribution represent a business combination was evaluated by applying ASU 2017-01 guidance. The Company has determined that the group of assets assumed in the First Contribution do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represent an acquisition of asset rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets and financial liabilities resulting from the Second Contribution (i.e. the fair value of the equity interests issued) and the Optional Contribution (i.e. the fair value of the equity interests issued),, was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill. See Note 2 Acquisition of Real Estate Assets.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Second Contribution

Contributor Parent is also required to contribute two additional property interests valued at the agreed upon value amount of $20 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This second installment is mandatory.

Contributor Parent must contribute to the Acquirer its 100% ownership interest in a private hotel that is currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel is located in Amarillo, Texas and has an agreed upon value of approximately $16 million and outstanding loans of approximately $10.11 million. Before contributing the property to the Acquiror, Contributor Parent must resolve a lawsuit concerning ownership of the property. Only when Contributor Parent has confirmed that it is the full and undisputed owner of the property may it contribute that interest to the Acquiror.

On July 3, 2017, the Company and the Acquiror entered into an Agreement to Waive Second Closing Deliverables (the “Second Waiver”) with the Contributor Parties, amending the Agreement. The Contributor Parties have received an offer to purchase the Amarillo Hotel from a non-related third party. Under the Second Waiver, the Company and the Acquiror agreed to waive the requirement for the Contributor Parties to contribute to the Acquiror their 100% ownership interest in the Amarillo Hotel, and to accept in its place a contribution in cash of not less than $5.89 million from the Contributor Parties from the sale proceeds of the Amarillo Hotel, after the satisfaction of the outstanding loan, provided that the sale is completed and closed upon not later than August 31, 2017. In exchange the Contributor Parties shall receive shares of stock in the Company, such amount to be calculated as set forth in the Second Waiver and Agreement. If the sale of the Amarillo Hotel is not completed and closed by August 31, 2017, the waiver of the requirement for the contribution of the interest in the Amarillo Hotel will lapse. As of the filing of this report, August 21, 2017 the sale of the Amarillo Hotel has not been completed.

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

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing the $20 million agreed upon value of that contribution by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company has determined in accordance with the updated guidance of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business that the Amarillo property (an operating hotel) represents a business as it is include an organized workforce with the necessary skills, knowledge and experience to perform the acquired process and an input that the workforce could develop or convert into output. However, it was determined that the Antigua property does not represent a business. Based on the above conclusion it was determined that the Amarillo property component is not required to be analyzed under the provisions of  ASC 815-10 - Derivatives and Hedging since such contract between an acquirer and a seller to enter into a business combination are scoped out from its provisions. As for the Antigua property it was determined that such future transaction does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the Company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions do not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of the Antigua property which represent a real estate asset. Based on the terms of this component, (i.e. the fair value of the Antigua property and the fair value of the shares that the Company is obligated to issue for this asset), it was determined that such freestanding financial instrument represent a financial asset required to be measured upon initial recognition at fair value. Subsequent to initial recognition the financial instrument (which might be a financial asset or a financial liability depending on the fair value of its settlement terms) is required to be measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of financial instrument related to asset contribution”). See Note 2 Acquisition of Real Estate Assets.

Optional Contribution

Contributor Parent has the option to contribute either or both of two additional property interests valued at the agreed upon value of $66.5 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This third installment is optional in Contributor Parent’s sole discretion.

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

Contributor Parent also may contribute to the Acquiror a golf and surf club development project on the Baja Peninsula in Mexico (“Punta Brava”). Contributor Parent also has this property under a Letter of Intent and expects to close by December 31, 2017. Punta Brava is valued at the agreed upon value by Contributor Parent at $44 million based on Contributor Parent’s commitment of $5 million upon closing on this property, plus a commitment for an additional $5 million and a second commitment of $34 million for construction of the project.

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing an agreed upon value of $86,450 (130% of the value of the agreed upon value of $66,500) that contribution) by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. In addition, the Company will issued to Contributor a five (5) year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that shall vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Agreement. The number of warrant shares and the exercise price will be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction. These optional contributions represent a potential liability to the company as the number of shares to be issued is fixed but the market value of the shares fluctuates. It is possible that the share price could rise to a level that upon contribution of the properties causes the Company to give consideration that exceeds the fair value of the assets acquired. This would represent a potential liability to the Company and to quantify the liability the Company has used the Black Scholes formula. The warrants also represent a potential liability in that the Company may be required to issues shares at $3 when the shares price is significantly higher.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

To estimate the fair value of the liability associated with optionality granted to the Contributor as well as the warrant liability Management has used the Black Scholes option pricing formula. The key input in the calculation is the assumption of how volatile the Company stock will be over the life of the option. The more volatile the Company is expected to be, the greater its potential liability.  Future volatility is unknown, as such Management has used a volatility proxy of 39.45% which equals the average volatility of stocks in the Company’s forward looking peer group of Real Estate Development.  After the calculation is performed, additional factors must be considered. It is possible that despite being economically rational to contribute the properties based on the Company stock price relative to the value of the optional properties the Contributor may not have the ability to contribute. Therefore a 50% discount is applied to the option value produced by the Black Scholes formula to arrive at final liability value for the optionality component. The warrants receive a further 50% discount as they contain a vesting schedule with milestones that must be achieved by the Contributor once the property is contributed.  As of June 30, 2017 the fair value of such liability is estimated to be $1,222 and is represented on the Balance sheet.

The Company has determined that the company’s contractual obligations under the optional contributions does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions do not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of certain real estate assets. Thus, such freestanding financial instrument were classified as financial liabilities and were measured upon initial recognition at fair value. Subsequent to initial recognition the financial liabilities are measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of assets contribution related financial instruments related the asset contribution”).

The above optional contributions were determined to represent a financial liabilities related to future contingent assets contributions. See Note 2 Acquisitions and Dispositions.

Resignation and Appointment of Officers and Directors

Pursuant to the Agreement, there were changes to the Company’s named executive officers and its board of directors that were made on May 17, 2017.

Named Executive Officers

Dr. Dolev Rafaeli and Dennis McGrath resigned from their positions as officers of the Company and its subsidiaries, and Dr. Yoav Ben-Dror resigned from his position as director of the Company and its subsidiaries.  Dr. Rafaeli resigned as Chief Executive Officer, and Mr. McGrath resigned as President and Chief Operating Officer, of the Company; following such resignation both employees assumed other positions within the company and their employment terms were remained unchanged.

Suneet Singal was appointed as Chief Executive Officer of the Company, and Stephen Johnson as the Company’s Chief Financial Officer. Mr. Singal had signed an employment agreement with the Company on the date of the First Closing; Mr. Johnson signed an employment agreement with the Company on July 28, 2017. See also Note 14.

Dr. Ben-Dror resigned as a director of the Company’s foreign subsidiaries, including Radiancy (Israel) Ltd. and Photo Therapeutics Limited in the United Kingdom. He will not continue his affiliation with those companies.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Board of Directors

At the closing for the First Contribution, certain members of the Company’s board of directors resigned, and the board was expanded, so that the board consists of seven (7) persons, of whom (i) three (3) were designated by the Company’s departing board, (ii) three (3) were designated by Contributor Parent; and (iii) one (1) (the “Nonaffiliated Director”) was selected by the other six (6) directors

At the Closing, Lewis C. Pell, Dr. Yoav Ben-Dror and Stephen P. Connelly each resigned from the Board.

Dr. Rafaeli and Mr. McGrath remained on the Board as the Company’s designees, and Michael R. Stewart was appointed as the Company’s Independent Director Designee.

Suneet Singal, Richard J. Leider and Dr. Bob Froehlich were appointed as the Contributor Parent’s designees (with Richard J. Leider and Dr. Bob Froehlich serving as Independent Directors).

Together, the six board members selected Darrel Menthe as the Nonaffiliated Director. Mr. Menthe also serves as an Independent Director. The Agreement provided that the compensation committee, nominations and corporate governance committee and audit committee of the Company shall each consist of the Company’s designee who is an Independent Director, one of Contributor Parent’s designees who is an Independent Director and the Nonaffiliated Director.

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

Under the Agreement, amounts due to Dr. Dolev Rafaeli and Dennis McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member of the Company’s foreign subsidiaries (see Note 6), will be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes will be due one year after the stockholder approval and carry a ten percent (10%) interest rate. The principal will convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the thirty (30) trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock shall in no event be less than $1.75 per share. The Payout Notes will be secured by a security interest in all assets of the Company; provided, however, that such security interest will be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes will have demand registration rights which will require the filing of a resale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

Special Meeting of Stockholders

As promptly as possible following the Initial Closing, the Company is required file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

● an increase in the number of authorized shares of common stock, $.01 par value per share, of the Company from fifty million (50,000,000) shares to five hundred million (500,000,000) shares and increase the number of authorized shares of preferred stock, $.01 par value per share, of the Company from five million (5,000,000) shares to fifty million (50,000,000) shares;

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

Board members, officers and certain insiders of the Company are subject to a voting agreement under which they are obligated to vote in favor of the proposals at the above mentioned stockholder meeting.

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

The Company will conduct most of its building, construction financing and site management activities through various subsidiaries affiliated with the Contributor Parties. The Company will maintain only a small staff of employees to handle its accounting, legal and compliance activities, including a new Chief Executive Officer and a new Chief Financial Officer, who assumed their duties following the close of the First Contribution.

Notification of Delisting of Shares

The Company received a written notification (the “Original Notice”) on November 18, 2016 from The NASDAQ Stock Market LLC (“NASDAQ”) that the Company’s stockholder equity reported on its Form 10-Q for the period ended September 30, 2016 had fallen below the minimum requirement of $2.5 million, and that the Company was therefore not in compliance with the requirements for continued listing on the NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(b)(1). The Original Notice provided the Company with a period of 45 calendar days, or until January 2, 2017, to submit a plan to regain compliance with the listing rules; that plan was filed with NASDAQ on January 10, 2017 under a one-week extension due to the holiday period.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

NASDAQ granted the Company a combined extension of time to comply with the Rule until March 10, 2017.

On March 15, 2017, in a letter from Nasdaq to the Company (the “Nasdaq March 15th Letter”), Nasdaq granted the Company a further extension until May 17, 2017, to comply with the Continued Listing Rule, subject to (i) the Company having signed a definitive agreement with the Contributor Parent on or before March 31, 2017, which it did (i.e. the Contribution Agreement), and (ii) the Company having closed the transaction contemplated by such definitive agreement on or before May 17, 2017. As a result of the Company’s acquisition of the Contributed Assets in the Initial Closing on May 17, 2017, the Company, as of May 17, 2017, has complied with the requirements of the Nasdaq March 15th Letter and, as of that date, is in compliance with the Continued Listing Rule, including the requirement to maintain shareholder equity of at least $2.5 million.

However, on May 22, 2017, the Company received an additional letter from Nasdaq, notifying the Company that, while it was now in compliance with the Continued Listing Rule, it was not in compliance with Listing Rule 5110(a) because it failed to submit an initial listing application to receive approval to list the post-transaction entities, prior to the Initial Closing. Because of this failure, Nasdaq had determined to delist the Company’s securities from listing and registration on The Nasdaq Stock Market.

Under Nasdaq rules, the Company had the right to appeal Nasdaq’s delisting determination and request a hearing, which it did. At the hearing on June 26, 2917, the Company presented to Nasdaq its request that the delisting determination be set aside and its plan to satisfy all necessary criteria for listing on NASDAQ and to comply with the requirements of an initial listing application. Nevertheless, on July 5, 2017, the Company received another notice (the “July 5th Notice”) from NASDAQ indicating that, based upon the Company’s non-compliance with NASDAQ Listing Rule 5110a, which requires an issuer to file an initial listing application and satisfy the initial listing criteria upon completion of a change of control transaction, the NASDAQ Hearings Panel had determined to delist the Company’s common stock from NASDAQ and that trading of the Company’s common stock would be suspended on NASDAQ effective with the open of business on July 7, 2017.

The Company has appealed the Panel’s determination; however, the appeal does not stay the suspension of trading of the Company’s securities on NASDAQ. The Company has already filed an initial listing application with NASDAQ, and is working to evidence full compliance with the applicable NASDAQ Listing Rules as soon as possible. The Company cannot determine at this time whether NASDAQ will accepts its initial listing application.

Upon the suspension of trading on NASDAQ, the Company’s common stock moved to trade over-the-counter via the OTC Markets’ “Pink” tier. On July 24, 2017, the Company received written notice that its common stock had been up-listed and approved for trading on OTCQB, the higher tier of the OTC Markets, under its existing symbol “PHMD.” The Securities and Exchange Commission (the “SEC”) considers the OTCQB marketplace to be an “established public market” for the purpose of determining the public market price of a company’s stock when registering securities for resale with the SEC, and the majority of broker-dealers trade stocks on the OTCQB marketplace. Listing on the OTCQB generally provides that a company maintain higher reporting standards and requirements and imposes management certification and compliance requirements. The Company believes that trading its stock on the OTCQB will likely enhance liquidity and shareholder value while its NASDAQ appeal is pending.

Liquidity and Going Concern

As of June 30, 2017, the Company had an accumulated deficit of $116,345. To date, and subsequent to the recent sale of the Company’s last significant business unit, the Company has dedicated most of its financial resources to general and administrative expenses. At present, the Company is not generating any revenues from operating activities.

Cash and cash equivalents as of June 30, 2017 were $2,329, including restricted cash of $250. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. On January 23, 2017, the Company sold its consumer products division to ICTV Brands, Inc., for a total selling price of $9.5 million.  The Company has collected $5 million of that purchase price; the remaining amount of up to $4.5 million was payable through a contingent royalty on the sale of consumer products by ICTV Brands.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On July 12, 2017 the Company, along with its subsidiaries Radiancy, Inc. (“Radiancy”); PhotoTherapeutics Ltd. (“PHMD UK”); and Radiancy (Israel) Limited (“Radiancy Israel” and together with the Company, Radiancy and PHMD UK the “Sellers” and each individually a “Seller”) entered into a Termination and Release Agreement (the “Release”) between the Sellers and ICTV Brands Inc. (“ICTV”) and its subsidiary ICTV Holdings, Inc. (“ICTV Holdings”). The Sellers, ICTV and ICTV Holdings are referred to herein individually as a “Party” and collectively as the “Parties.”

Under the terms of the Release, the Asset Purchase Agreement among the Parties, dated October 4, 2016, as amended by the First Amendment to the Asset Purchase Agreement, dated January 23, 2017 (as so amended, the “Purchase Agreement”), is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release. Pursuant to the Release, each of the Sellers, on one hand, and ICTV and ICTV Holdings, on the other hand, fully release, forever discharge and covenant not to sue any other Party, from and with respect to any and all past and present claims arising out of, based upon or relating to the Purchase Agreement (other than the surviving covenants described in the Purchase Agreement) or the transactions contemplated thereby.

Pursuant to the terms of the Release, ICTV paid to the Company, within 3 business days of the date of the Release, $2,000 in cash and in immediately available funds (the “Payment”). Subject to this Payment, neither ICTV nor ICTV Holdings shall have any further royalty or other payment obligations under the Purchase Agreement. The Company received $2,000 on July 13, 2017.

As partial consideration for the releases provided by ICTV Holdings to the Sellers pursuant to the Release and in accordance with the terms therein, on July 12, 2017, the Sellers and ICTV Holdings entered into a Bill of Sale and Assignment (“Bill of Sale”), which provides that each Seller sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each Seller, all of the right, title and interest, legal or equitable, of each such Seller in and to a deposit in the amount of $210 held by a consumer division vendor, Sigmatron International, Inc. (“Sigmatron”), pursuant to an arrangement between one or more of the Sellers and Sigmatron.

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties will be contributed to the Company in exchange for the issuance of Company stock. The closing on the First Contribution under this pending transaction occurred on May 17, 2017.  However, there is no guarantee that additional contributions under the pending transaction with First Capital will close, or will close on time; that we will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations or that we will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. As described above the First Contribution was closed at May 2017. However, the assets assumed in such contribution do not represent a business and are not producing cash flows and/or revenues. Also, the Second Contribution and the Optional Contribution are not assured and might not be completed.

In light of the Company’s recent operating losses and negative cash flows and the uncertainties related to the completion of such pending transactions, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Acquisitions and Dispositions

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting in immediate cash proceeds to the Company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the year ended December 31, 2016. The parties entered into several ancillary agreements as part of this transaction, including a Neova Escrow Agreement and a Neova Transition Services Agreement. Under the Neova Escrow Agreement, $250 of the Purchase Price (the “Escrow Amount”) was placed into an escrow account held by U.S. Bank National Association as Escrow Agent. The funds will remain in escrow until September 15, 2017, one year following the closing of the transaction.

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement (which was terminated – see below). On January 23, 2017, the Company entered into a First Amendment (the “First APA Amendment”) to the Asset Purchase Agreement which revised the definition of Business Assets and Assumed Liabilities, provided for the establishment of employee benefit plans by the Purchaser and substituted a new Disclosure Letter for the one delivered concurrently with the signing of the original Asset Purchase Agreement. The amendment also extended the term of the Letter of Credit issued in connection with the Asset Purchase Agreement to 100 days after the Closing Date.   The Company also entered into a First Amendment (the “First TSA Amendment”) to the Transition Services Agreement between the Company and its subsidiaries and the Purchaser of the Consumer Products division, pursuant to which the Company and its subsidiaries will provide the Purchaser with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three months to up to one year following the Closing Date, during which time the Purchaser will arrange to transition the services it receives to its own personnel.  The First TSA Amendment revised references in the Transition Services Agreement from “Effective Date” to “Closing Date”, and clarified specifications regarding the lease for certain premises in Israel by and between Radiancy Israel and the landlord for those premises.  This transaction was completed on January 23, 2017. See background paragraph above.

On July 12, 2017 the Company entered into a Termination and Release Agreement (the “Release”) under which the Asset Purchase Agreement described above was terminated and is of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release. Pursuant to the Release, the purchaser of the Consumer Division paid to the Company $2,000 in cash and in immediately available funds; the purchaser will have no further royalty or other payment obligations under the Purchase Agreement. The Company derecognized the $4,500 Royalty Receivable at June 30, 2017 and recorded the $2,000 as a current asset, Receivable from Acquiror, on the balance sheet at June 30, 2017. The Company recognized a total loss of $ 2 million in the three-month period ended June 30, 2017.

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

On March 31, 2017, the Company entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute certain real estate assets to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock. Further details on this transaction and the Company’s transition to a real estate investment company are contained in these notes and in the Current Reports on Form 8-K filed on April 3, 2017; May 19, 2017; May 28, 2017; July 10, 2017; July 31, 2017; and August 3, 2017.

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

On June 23, 2017, the Company and its subsidiaries Radiancy and P-Tech entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with DSKX and its subsidiaries.

The terms of the Settlement Agreement are confidential; the parties dismissed the suit between them with prejudice on June 23, 2017.

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

On September 23, 2016, the Company’s Common stock and warrants were approved for listing on the NASDAQ Capital Market under the symbol PHMD. Shares were previously listed on the NASDAQ Global Market under the same symbol (see also above).

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

The results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

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

PHOTOMEDEX, INC. AND SUBSIDIARIES

 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Commencing January 1, 2015 (the effective date of the ASU 2014-08), only disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results shall be reported as discontinued operations. The revised guidance did not change the criteria required to qualify for held for sale presentation. The revised guidance includes several new disclosures and among others, required to reclassify the assets and liabilities of discontinued operations to separate line items in the balance sheets for all periods presented (including comparatives).

In connection with the sale of the Consumer Division to ICTV Brands, Inc., announced on October 4, 2016 and subsequently completed on January 23, 2017, the assets related to this transaction were classified as of December 31, 2016 as Assets Held for Sale, as follows:

Inventory	$7,336
Property and equipment	911
Other assets	115
Assets held for sale as of December 31, 2016	$8,362

Revenue Recognition

The following is a description of the revenue recognition policy related to the previous skin care business: The Company recognizes revenues from product sales when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

The Company shipped most of its products FOB shipping point, although from time to time certain customers, for example governmental customers, will be granted FOB destination terms. Among the factors the Company takes into account when determining the proper time at which to recognize revenue are (i) when title to the goods transfers and (ii) when the risk of loss transfers. Shipments to distributors or physicians that do not fully satisfy the collection criteria are recognized when invoiced amounts are fully paid or fully assured and included in deferred revenues until that time.

For revenue arrangements with multiple deliverables within a single, contractually binding arrangement (usually sales of products with separately priced extended warranty), each element of the contract was accounted for as a separate unit of accounting when it provides the customer value on a stand-alone basis and there is objective evidence of the fair value of the related unit.

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

The Company provided a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 8). Due to the sale of the remainder of the consumer products division in January 2017, there is no remaining allowance for product returns as of June 30, 2017.

Deferred revenue included amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities were deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service is provided, as applicable to each service.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Functional Currency

The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar (“$” or “dollars”). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP) and Hong Kong Dollar (HKD). Substantially all of the Group’s revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components are carried out in, or linked to the dollar.

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

Fair Value Measurements

The Company measures and discloses fair value in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

●	Level 1 – unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.
●	Level 2 – pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.
●	Level 3 – pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors

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

Financial liabilities and financial assets related to the mandatory Second Contribution and the Optional Contribution described in Note 2 Acquisition of Real Estate Assets above were accounted for at fair value on a recurring basis. The estimated fair value was based on appraised value, such measurement resides within level 3 of the fair value hierarchy.

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

Derivatives

The Company applies the provisions of Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. In accordance with ASC Topic 815, all the derivative financial instruments are recognized as either financial assets or financial liabilities on the balance sheet at fair value. The accounting for changes in the fair value of a derivative financial instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For derivative financial instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

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

At June 30, 2017, the balance of such derivative instruments amounted to approximately $0 in assets and approximately $0 were recognized as financing income in the Statement of Comprehensive (Loss) Income during the three and six month periods ended that date.

There are no foreign currency derivatives as of June 30, 2017.

Accrued Warranty Costs

The Company offered a standard warranty on product sales generally for a one to two-year period. The Company provides for the estimated cost of the future warranty claims on the date the product is sold. Total accrued warranty is included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the six months ended June 30, 2017 and 2016 is summarized as follows:

	June 30,
	2017	2016
	(unaudited)	(unaudited)
Accrual at beginning of year	$241	$330
Additions charged to warranty expense	—	61
Expiring warranties	—	(135)
Claims satisfied	—	(93)
Sale of consumer segment	(241)	—
Total	$—	$163

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For extended warranty on the consumer products, see Revenue Recognition above.

Net Loss Per Share

The loss and the weighted average number of shares used in computing basic and diluted loss per share for the three and six months ended June 30, 2017 and 2016, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016

Income (loss) for the year	1,139	(2,238)	(710)	(7,110)
Adjustment related to revaluation of asset contribution related financial instruments, net securities	(2,622)	—	(2,622)	—
Income (loss) for the period attributable to common stockholders	(1,483)	(2,238)	(3,332)	(7,110)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Weighted-average number of common and common equivalent shares outstanding:
Basic number of common shares outstanding	6,157,529	4,153,714	5,278,543	4,167,600
Incremental shares related to assumed exercise of asset contribution financial instruments	31,399,337	—	15,786,407	—
Diluted number of common and common stock equivalent shares outstanding	37,556,866	4,153,714	21,064,950	4,167,600

The Company computes earnings (net loss) per share in accordance with ASC Topic. 260, Earnings per share. Basic earnings (loss) per share are computed by dividing net income or loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the ordinary shares (such as the convertible preferred shares) are considered in the computation of basic loss per share under the two class method. The participating securities are considered also in periods of net loss, since such preferred shares have a contractual obligation to share in the losses of the Company, in accordance with the guidance of ASC Topic 260-10.

Diluted loss per common share are computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Also, when applicable, the nominator is adjusted to reflect the effect of financial instruments that might be settled for shares. Potential common shares are excluded from the computation if their effect is anti-dilutive. The Company’s potential common shares consist of preferred shares, financial instruments related to future contribution of assets for issuance of shares, and of stock options, warrants and restricted stock awards issued under the Company’s stock incentive plans.

Diluted loss per share for the three and six months ended June 30, 2017, exclude the impact of common stock options and warrants, totaling 156,565 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods. Diluted earnings per share for the three and six months ended June 30, 2016, excluded the impact of common stock options and warrants, totaling 190,598 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Recently Issued Accounting Standards

ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was effective for fiscal years beginning after December 15, 2016, for which early adoption was prohibited.

However, in August of 2015, the FASB issued ASC Update 2014-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” deferring the effective date of ASC Update 2014-09 to fiscal years beginning after December 15, 2017 (the first quarter of fiscal year 2018 for the Company), and permitting early adoption of this update, but only for annual reporting periods beginning after December 15, 2016, and interim reporting periods within that reporting period.

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

The Company intends to adopt ASU 2014-09 as of January 1, 2018. The Company is in the process of evaluating the impact of ASU 2014-09 on its potential revenue streams, if any, and on its financial reporting and disclosures. Management is expecting to complete the evaluation of the impact of the accounting and disclosure changes on the business processes, controls and systems throughout 2017. Since the company currently does not have any revenue streams, Management believes that the adoption of ASU 2014-09 will not have significant impact on its financial statements.

ASU 2016 - 02 “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions”

In February of 2016, the FASB issued ASC Update 2016 - 02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASC Update 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. This update is effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on the results of operations and financial statements.

ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is in the process of evaluating the effect that ASU 2016-13 will have on the results of operations and financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

ASU 2016-09 “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”

In March 2016, the FASB has issued ASC Update (ASU) No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are intended to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees.

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

The Company is in the process of assessing the impact, if any, of ASU 09-2016 on its financial statements.

ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business”

In January 2017, the FASB has issued ASC Update (ASU) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, clarifying the definition of a business. The amendments affect all companies and other reporting organizations that must determine whether they have acquired or sold a business.

The amendments in ASU 2017-01 are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. They also provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable.

The amendments in ASU 2017-01 provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated.

If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Also, ASU 2017- 01 narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606

For public companies, the amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early application of the amendments in this Update is allowed for transactions for which the acquisition date occurs before the issuance date or effective date of the amendments, only when the transaction has not been reported in financial statements that have been issued or made available for issuance.

The amendments of ASU 2017-01should be applied prospectively on or after the effective date. No disclosures are required at transition.

The company decided to early apply ASU 2017-01, and thus the assets contributed to the company in connection with the asset contribution described in Note (which its first installment was closed on May 17, 2017) were evaluated in accordance with ASU 2017-01 updated guidance.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2

Acquisition of Real Estate Assets:

The Company elected to early adopt ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination whether the asset contribution represent a business combination was evaluated by applying ASU 2017-01 guidance. The company has determined that the group of assets assumed in the First Contribution (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represent an acquisition of asset rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets and financial liabilities resulting from the Second Contribution and the Optional Contribution, was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill.

The consideration of the asset acquisition consists of:

Fair value of PHMD common stock	$1,275
Fair value of PHMD series A preferred stock	4,483
Fair value of financial liability related to Optional contribution (A)	857
Fair value of Warrant (A)	1,925
Fair value of asset related to future mandatory asset contribution (B)	(4,175)
Fair value of note payable on acquired asset	470
Transaction costs	283
Total consideration	$5,118

A.	See Note 1 “Second Contribution”
B.	See Note 1 “Optional Contribution”

Investment property equivalents	2,450
Investment in other company	2,668
Total assets acquired at fair value	$5,118

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. The following table summarizes the allocation of the consideration to the assets acquired in the transaction.

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Options Value:

	May 17, 2017	June 30, 2017
Dividend yield (%)	0	0
Expected volatility (%)	39.45	39.45
Risk free interest rate (%)	1.25	1.25
Strike price (US dollars)	1.93	1.93
Stock price (US dollars)	1.45	1.18
Probability (%)	50	50
Expected term of options (years)	0.62	0.5

Warrants Value:

	May 17, 2017	June 30, 2017
Dividend yield (%)	0	0
Expected volatility (%)	39.45	39.45
Risk free interest rate (%)	1.25	1.25
Strike price (US dollars)	3	3
Stock price (US dollars)	1.45	1.18
Probability (%)	50	50
Expected term of options (years)	5	4.88

Asset related to future mandatory asset contribution:

	May 17, 2017	June 30, 2017
Dividend yield (%)	0	0
Stock price (US dollars)	1.45	1.18
Probability (%)	70	70

During the period from the closing of the first contribution on June 30, 2017 the company recognized $ 2.6 million as revaluation of the fair value of the financial asset and liabilities described above.

Note 3

Inventories:

	June 30, 2017	December 31, 2016
	(unaudited)
Raw materials and work in progress	$—	$1,968
Finished goods	—	5,368
Total Inventories	—	$7,336
Less assets held for sale	—	(7,336)
Total inventories	$—	$—

Work-in-process was immaterial, given the Company’s typically short manufacturing cycle, and therefore was disclosed in conjunction with raw materials. See Acquisitions and Dispositions regarding inventory balance classified as part of the assets held for sale as of December 31, 2016. During January 2017, all consumer inventory was sold to ICTV. See Acquisitions and Dispositions in Note 1.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 4

Property and Equipment, net:

	June 30, 2017	December 31, 2016
	(unaudited)
Equipment, computer hardware and software	$314	5,005
Furniture and fixtures	350	433
Leasehold improvements	112	438
	776	5,876
Accumulated depreciation and amortization	(776)	(4,888)
Total property and equipment	—	$988
Less assets held for sale	—	(911)
Property and equipment, net	$—	$77

Depreciation and related amortization expense was $177 and $149 for the six months ended June 30, 2017 and 2016, respectively.

Note 5

Patents and Licensed Technologies, net:

	June 30, 2017	December 31, 2016
	(unaudited)
Gross amount beginning of period	$—	$3,376
Additions	—	(177)
Translation differences	—	36
Gross amount end of period	—	3,235

Accumulated amortization	—	(1,974)
Impairment	—	(1,261)

Patents and licensed technologies, net	$—	$—

Related amortization expense was $0 and $116 for the six months ended June 30, 2017 and 2016, respectively.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 6

Goodwill and Other Intangible Assets:

As part of the purchase price allocation for the 2011 reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflected the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill had an indefinite useful life and therefore was not amortized as an expense, but was reviewed annually for impairment of its fair value to the Company. Activity in goodwill during the year ended December 31, 2016 follows:

Balance at January 1, 2016	$3,581
Disposal on sale of assets	(1,039)
Impairment of goodwill	(2,257)
Translation differences	(285)
Balance at December 31, 2016	$0

See Note 1 Accounting for the Impairment of Goodwill, in the Company’s Form 10-K for the year ending December 31, 2016, for more information.

During the third quarter of 2016, we recorded goodwill and other intangible asset impairment charges of $3,518, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with the then pending transaction with ICTV Brands, Inc. See Note 18, Subsequent Event in the Company’s Form 10-K for the year ended December 31, 2016, for more information. The Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257 and recorded the impairment of the Consumer segment of the intangibles for its licensed technology in the amount of $1,261. The Company derecognized an amount of $1,039 of goodwill related to the Physician Recurring segment in connection with the asset sale of the Neova product line.

Also in connection with the then pending transaction with ICTV Brands, as of December 31, 2016, and based on the expected price of such transaction which management believed represents market approach fair value estimate, the Company recorded an impairment of the Consumer segment intangibles for its Licensed Technology in the amount of $1,261.

Note 7

Accrued Compensation and related expenses:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued payroll and related taxes	$49	$262
Accrued vacation	49	66
Accrued commissions and bonuses	2,515	3,701
Total accrued compensation and related expense	$2,613	$4,029

Note 8

Other Accrued Liabilities:

	June 30, 2017	December 31, 2016
	(unaudited)
Accrued warranty, current, see Note 1	$—	$93
Accrued taxes, net	1,671	1,606
Accrued sales returns (1)	—	1,975
Other accrued liabilities	2,007	4,417
Total other accrued liabilities	$3,678	$8,091

(1)	The activity in the accrued sales returns liability account was as follows:

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	Six Months Ended June 30,
	2017	2016
	(unaudited)	(unaudited)
Balance at beginning of year	$1,975	$4,179
Additions that reduce net sales	—	4,976
Deductions from reserves	(1,975)	(7,182)
Balance at end of period	$—	$1,973

Note 9

Income Taxes:

In connection with the former skincare activities, the Company’s tax expense included federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The difference between the Company’s effective tax rates for the six month period ended June 30, 2017 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 25% standard corporation tax rate and in the UK 20%).

During the six months ended June 30, 2017, the Company had no material changes to liabilities for uncertain tax positions. PhotoMedex files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2016 and is also generally subject to various State income tax examinations for calendar years 2012 through 2016. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2016.

As a result of its anticipated transition into a real estate investment company, such transition to commence after the filing of this report with the closing of the Second Contribution scheduled for September 30, 2017 and with the closing of the First Contribution May 17, 2017, the Company will re-examine its tax status and to re-evaluate the quantity and type of its tax reporting.

Note 10

Commitments and contingencies:

On June 22, 2017, the United States District Court for the Middle District of Florida, Orlando Division, dismissed the Company and Dr. Dolev Rafaeli, its former Chief Executive Officer, from the case of Linda Andrew v. Radiancy, Inc.; Photomedex, Inc.; and Dolev Rafaeli. Ms. Andrew had filed a product liability suit alleging damages from her use of a no!no! hair device. The claims against the Company and Dr. Rafaeli were dismissed without prejudice. The Company’s subsidiary, Radiancy, Inc., remains a defendant in the suit.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As previously reported on Form 10-Q, Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2017, and on the Forms 10-K, Current Report, filed on April 14, 2016 and May 31, 2016, the Company and its subsidiaries had entered into Agreements and Plans of Merger and Reorganization with DSKX and its subsidiaries, under which DSKX’s subsidiaries would merge with the Company’s subsidiaries, in exchange for which DSKX would issue stock in its company to PhotoMedex. On May 27, 2016, the Company and its subsidiaries terminated the Agreements and Plans of Merger and Reorganization with DSKX and filed suit against DSKX in the United States District Court for the Southern District of New York alleging that DSKX breached certain obligations under those Merger Agreements and asserted claims for declaratory judgment, breach of contract, seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements.

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

The terms of the Settlement Agreement are confidential; the parties dismissed the suit between them with prejudice on June 23, 2017.

See Note 11, Commitments and Contingencies, in the Company’s Form 10-K for the year ended December 31, 2016 for further information on pending legal actions involving the Company and its subsidiaries. There have been no significant changes to the status of the items reported in the above Form 10-K.

Note 11

Employee Stock Benefit Plans:

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 74,000 shares; of which 2,135 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,079 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 71,374 as of June 30, 2017.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 1,200,000 shares, of which 467,328 shares had been issued or were reserved for issuance as awards of shares of common stock, and 143,815 shares were reserved for outstanding options as of June 30, 2017. The number of shares available for future issuance pursuant to this plan is 588,857 as of June 30, 2017.

Stock option activity under all of the Company’s share-based compensation plans for the six months ended June 30, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	134,150	$85.22
Granted	—	—
Exercised	—	—
Cancelled	(42,085)	71.50
Outstanding, June 30, 2017	92,065	$91.43
Options exercisable at June 30, 2017	88,185	$91.22

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

At June 30, 2017, there was $111 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 0.65 years. Following the completion of the transaction described in Note 1, such compensation will be accelerated.

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

Restricted stock vests ratably over a three-to-five year period, depending upon the terms of the grant. Employees must remain employed by the Company on each vesting date in order to have unrestricted ownership in these shares; employees who leave before a vesting date forfeit the shares in which they have not yet vested and the issuance of those shares is cancelled. As of June 30, 2017, 251,250 shares had been cancelled due to forfeiture by employees.

Total stock based compensation expense was $935, and $860, for the six months ended June 30, 2017 and 2016 respectively including amounts relating to consultants.

Note 12

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

Under the skin care health operations the Company was organized its original business into three operating segments to align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derived its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products; that segment was sold on January 23, 2017. The Physician Recurring segment derived its revenues mainly from the sales of skincare products; that segment was sold on September 15, 2016. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat based products; that segment remains with the Company as of the current date.

The anticipated real estate investment properties to be transferred to the Company will be classified into one or more additional business segments.

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

	Three Months Ended June 30, 2017 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Gross profit %

Allocated operating expenses:
Engineering and product development	—	—	—	—
Selling and marketing expenses	—	—	—	—
Loss on disposal of assets	2,166			2,166

Unallocated operating expenses	—	—	—	(802)
	2,166	—	—	1,364
Loss from continuing operations	(2,166)	—	—	(1,364)

Unrealized gain	—	—	—	2,622
Interest and other financing expense, net	—	—	—	(46)

Income (loss) from continuing operations before income taxes	($2,166)	$—	$—	$1,212

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2016 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$9,660	$1,254	$329	$11,243
Costs of revenues	2,284	926	144	3,354
Gross profit	7,376	328	185	7,889
Gross profit %	76.7%	26.2%	56.2%	70.2%

Allocated operating expenses:
Engineering and product development	264	79	—	343
Selling and marketing expenses	5,795	625	5	6,425

Unallocated operating expenses	—	—	—	2,932
	6,059	704	5	9,700
Income (loss) from continuing operations	1,317	(376)	180	(1,811)

Interest and other financing expense, net	—	—	—	(292)

Income (loss) from continuing operations before income taxes	$1,317	($376)	$180	($2,103)

	Six Months Ended June 30, 2017 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$3,539	$—	$—	$3,539
Costs of revenues	100	—	—	100
Gross profit	3,439	—	—	3,439
Gross profit %	97.1%			97.1%

Allocated operating expenses:
Engineering and product development	143	—	—	143
Selling and marketing expenses	620	—	—	620
Loss on sale of assets	4,222	29	—	4,251
Unallocated operating expenses	—	—	—	1,540
	4,985	29	—	6,554
Loss from continuing operations	(1,546)	(29)	—	(3,115)

Unrealized gain				2,622
Interest and other financing expense, net	—	—	—	(123)

Loss from continuing operations before income taxes	($1,546)	($29)	$	($616)

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

	Six Months Ended June 30, 2016 (unaudited)
	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$19,582	$2,462	$432	$22,476
Costs of revenues	4,503	1,392	213	6,108
Gross profit	15,079	1,070	219	16,368
Gross profit %	77.0%	43.5%	50.7%	72.8%

Allocated operating expenses:
Engineering and product development	536	121	—	657
Selling and marketing expenses	12,756	1,454	18	14,228
Loss on sale of assets			843	843

Unallocated operating expenses	—	—	—	6,897
	13,292	1,575	861	22,625
Income (loss) from continuing operations	1,787	(505)	(642)	(6,257)

Interest and other financing expense, net	—	—	—	(625)

Income (loss) from continuing operations before income taxes	$1,787	($505)	($642)	($6,882)

For the three and six months ended June 30, 2017 and 2016 (unaudited), net revenues by geographic area were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
North America [1]	$—	$6,806	$2,475	$14,119
Asia Pacific [2]	—	922	—	1,436
Europe (including Israel)	—	3,510	1,064	6,901
South America	—	5	—	20
	$—	$11,243	$3,539	$22,476

[1] United States		$5,783	$2,475	$11,877
[1] Canada		$534	$—	$1,229

As of June 30, 2017 and December 31, 2016, long-lived assets by geographic area were as follows:

	June 30, 2016	December 31, 2016
	(unaudited)
North America	$—	$71
Asia Pacific	—	17
Europe (including Israel)	—	900
	$—	$988

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 13

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues for either of the three or six months ended June 30, 2017 or 2016.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 14

Subsequent Events:

Notice of Delisting from NASDAQ

On July 5, 2017, the Company received another notice (the “July 5th Notice”) from NASDAQ indicating that, based upon the Company’s non-compliance with NASDAQ Listing Rule 5110a, which requires an issuer to file an initial listing application and satisfy the initial listing criteria upon completion of a change of control transaction, the NASDAQ Hearings Panel had determined to delist the Company’s common stock from NASDAQ and that trading of the Company’s common stock would be suspended on NASDAQ effective with the open of business on July 7, 2017.

The Company has appealed the Panel’s determination; however, the appeal does not stay the suspension of trading of the Company’s securities on NASDAQ. The Company has already filed an initial listing application with NASDAQ, and is working to evidence full compliance with the applicable NASDAQ Listing Rules as soon as possible.

Upon the suspension of trading on NASDAQ, the Company’s common stock moved to trade over-the-counter via the OTC Markets’ “Pink” tier. On July 24, 2017, the Company received written notice that its common stock had been up-listed and approved for trading on OTCQB, the higher tier of the OTC Markets, under its existing symbol “PHMD.” The Securities and Exchange Commission (the “SEC”) considers the OTCQB marketplace to be an “established public market” for the purpose of determining the public market price of a company’s stock when registering securities for resale with the SEC, and the majority of broker-dealers trade stocks on the OTCQB marketplace. Listing on the OTCQB generally provides that a company maintain higher reporting standards and requirements and imposes management certification and compliance requirements. The Company believes that trading its stock on the OTCQB will likely enhance liquidity and shareholder value while its NASDAQ appeal is pending.

Agreement with ICTV Brands, Inc.

On July 12, 2017 the Company, along with its subsidiaries Radiancy, Inc. (“Radiancy”); PhotoTherapeutics Ltd. (“PHMD UK”); and Radiancy (Israel) Limited (“Radiancy Israel” and together with the Company, Radiancy and PHMD UK the “Sellers” and each individually a “Seller”) entered into a Termination and Release Agreement (the “Release”) between the Sellers and ICTV Brands Inc. (“ICTV”) and its subsidiary ICTV Holdings, Inc. (“ICTV Holdings”). The Sellers, ICTV and ICTV Holdings are referred to herein individually as a “Party” and collectively as the “Parties.”

Under the terms of the Release, the Asset Purchase Agreement among the Parties, dated October 4, 2016, as amended by the First Amendment to the Asset Purchase Agreement, dated January 23, 2017 (as so amended, the “Purchase Agreement”), is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release. Pursuant to the Release, each of the Sellers, on one hand, and ICTV and ICTV Holdings, on the other hand, fully release, forever discharge and covenant not to sue any other Party, from and with respect to any and all past and present claims arising out of, based upon or relating to the Purchase Agreement (other than the surviving covenants described in the Purchase Agreement) or the transactions contemplated thereby.

Pursuant to the terms of the Release, ICTV paid to PHMD, within 3 business days of the date of the Release, $2,000 in cash and in immediately available funds (the “Payment”). Subject to this Payment, neither ICTV nor ICTV Holdings shall have any further royalty or other payment obligations under the Purchase Agreement. The Company received $2,000 on July 13, 2017.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

As partial consideration for the releases provided by ICTV Holdings to the Sellers pursuant to the Release and in accordance with the terms therein, on July 12, 2017, the Sellers and ICTV Holdings entered into a Bill of Sale and Assignment (“Bill of Sale”), which provides that each Seller sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each Seller, all of the right, title and interest, legal or equitable, of each such Seller in and to a deposit in the amount of $210 held by Sigmatron International, Inc. (“Sigmatron”), pursuant to an arrangement between one or more of the Sellers and Sigmatron.

Johnson Employment Agreement

On July 28, 2017, PhotoMedex, Inc. (the “Company”) (OTCQB, Nasdaq and TASE: PHMD) entered into an Employment Agreement (the “Johnson Agreement”) with Stephen Johnson, under which Mr. Johnson will serve as Chief Financial Officer of the Company. The term of the Johnson Agreement is for a period commencing on May 17, 2017 (the “Effective Date”) and ending on the second (2nd) anniversary of the Effective Date (the “Term”). The Term shall be renewed automatically for additional one (1) year period(s) unless terminated by either the Company or Mr. Johnson in writing delivered no less than ninety (90) days prior to the expiration of the then-applicable Term.

Mr. Johnson shall be entitled to a base salary of $300 per annum (the “Base Salary”), payable in accordance with the Company’s normal payroll practices. Increases in the Base Salary during the Term will be determined from time to time in the sole discretion of the Board. Mr. Johnson will also be entitled to a bonus of not less than 35% of his Base Salary, subject to achieving certain milestones to be set by the Company’s compensation committee within thirty (30) days after the committee receives a business plan for the Company from Mr. Johnson and Suneet Singal, the Company’s Chief Executive Officer. In addition, Mr. Johnson will be entitled to receive equity compensation in an amount and with a vesting schedule to be determined by the Company’s compensation committee within thirty (30) days after receipt of the business plan.

Mr. Johnson and his family will be eligible to participate in the Company’s healthcare, welfare benefit, life insurance, fringe benefit and any qualified or non-qualified retirement plans in effect at the Company (collectively, the “Employee Benefits”) on the same basis as those benefits are made available to the other senior executives of the Company. If the Company does provide a health insurance plan for which Mr. Johnson is eligible, he will be reimbursed by the Company for the cost of the health insurance paid by him for himself and his family. If the Company does not provide a health insurance plan for which he is eligible, Mr. Johnson will be reimbursed by the Company for the cost of health insurance paid by him for himself and his family, grossed-up to cover any taxes Mr. Johnson would be required to pay for that reimbursement. Additionally, Mr. Johnson will receive such perquisites as are or have previously been made available to other senior executives of the Company, as well as four (4) weeks paid vacation per year, and will be paid annually in cash for vacation days not taken by him so long as no more than four (4) weeks of vacation are accrued each year for purposes of cash payments.

Mr. Johnson’s employment may be terminated by the Company for Cause, as defined in the Agreement, upon delivery of a Notice of Termination by the Company to him, except where he is entitled to a cure period, in which case the Date of Termination will be upon the expiration of the cure period if the matter constituting Cause was not cured. His employment will terminate automatically upon his resignation (other than for Good Reason or due to the Executive’s death or Disability).

If Mr. Johnson’s employment is terminated by the Company for Cause, or if he resigns other than for Good Reason, he is entitled to receive (a) any earned but unpaid Base Salary and/or accrued but unused vacation days, all vested equity, and any earned but unpaid bonus awards through the Date of Termination, (b) reimbursement for any unreimbursed business expenses incurred by him in accordance with the Company’s policy prior to the Date of Termination, and (c) such Employee Benefits, if any, to which he may be entitled upon termination of employment under the terms of the plan documents and applicable law (including under the applicable provisions of Consolidated Omnibus Budget Reconciliation Act of 1985, as amended).

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

If Mr. Johnson’s employment is terminated by the Company other than for Cause, immediately upon delivery of a Notice of Termination by the Company to him, or if it terminates automatically and immediately upon his resignation for Good Reason at the end of any applicable cure period (if the circumstances giving rise to Good Reason are not cured), then Mr. Johnson will receive (a) any earned but unpaid Base Salary and/or accrued but unused vacation, all vested equity, and any earned but unpaid bonus awards through the Date of Termination, plus an additional twelve (12) months of Annual Compensation, together in a lump sum payment; (b) acceleration of any then-unvested stock options, restricted stock grants or other equity awards; (c) payment or reimbursement, as applicable, of the full health insurance costs for Mr. Johnson and his family under a Company-provided group health plan or otherwise for twenty-four (24) months, in compliance with the provisions regarding deferred compensation under Section 409A (“Section 409A”) of the Internal Revenue Code of 1986, as amended (the “Code”), if applicable; (d) if any bonus or other form of additional compensation was paid to any other executive(s) of the Company for the fiscal year during which Mr. Johnson’s employment ceased pursuant to this Section 5(c), a cash amount equal to the largest bonus or other form of additional compensation payment made by the Company to any other executive of the Company during that fiscal year; (e) reimbursement for any accrued but unused vacation days and/or unreimbursed business expenses incurred by Mr. Johnson in accordance with the Company’s policy prior to the Date of Termination; and (f) other Employee Benefits, if any, as to which he may be entitled upon termination of employment.

Moreover, if Mr. Johnson resigns for Good Reason due to a Change of Control, as defined in the Johnson Agreement, then he will be entitled to payment of an additional eighteen (18) months of Annual Compensation, not twelve (12) months as provided in the previous paragraph, along with payment of the other amounts and benefits as provided in that paragraph.

Finally, Mr. Johnson’s employment terminates upon his death and may be terminated by the Company, within ten (10) days after the delivery of a Notice of Termination by the Company to Mr. Johnson (or his legal representative) in the event of his disability. In such instances, Mr. Johnson will receive the same payments and other items as he would be entitled to receive if his employment was terminated for other than Cause, or if he resigned for Good Cause, except that he (in case of disability) or his estate (in the event of death) will have the right to exercise any unexercised and vested options for a period of 90 days, and, in addition, to receive payment for accrued but unpaid vacation time, if any.

The Agreement is governed by the laws of the State of New York and contains customary general contract provisions.

Singal Agreement

Additionally, the Company has amended the Employment Agreement of Suneet Singal, entered into on May 17, 2017, to provide that Mr. Singal’s annual compensation (his “Base Salary”) will be set initially at $250; that amount will be adjusted going forward as Mr. Singal transitions to the provision of services to the Company on a full-time basis. Mr. Singal will also be entitled to a bonus, amount to be determined and subject to achieving certain milestones, to be set by the Company’s compensation committee within thirty (30) days after the committee receives a business plan for the Company from Mr. Johnson and Suneet Singal, the Company’s Chief Executive Officer, and he will be entitled to receive equity compensation in an amount and with a vesting schedule to be determined by the Company’s compensation committee within thirty (30) days after receipt of the business plan.

PHOTOMEDEX, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

First Amendment to the Interest Contribution Agreement

On August 3, 2017, the Company entered into a First Amendment (the “First Amendment”) to the Interest Contribution Agreement, dated March 31, 2017, by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated (together, the “Contributor Parties”), FC Global Realty Operating Partnership, LLC and PhotoMedex, Inc. (together, the “Acquiror Parties”), as modified by the Agreement to Waive First Closing Deliverables, dated May 17, 2017, and the Agreement to Waive Second Closing Deliverables, dated July 3, 2017 (collectively, the “Contribution Agreement”). Under the First Amendment, the Contributor Parties irrevocably waived any conditions to the closings set under the Contribution Agreement, including those conditions contained in Section 7 of the Contribution Agreement that require the Company to maintain its listing and active trading of its securities on any of the NASDAQ markets. The Contributor Parties also reaffirmed their obligation to use their best efforts to satisfy the Mandatory Contribution Conditions and contribute the Mandatory Entity Interests, both as defined in the Contribution Agreement, on or before December 31, 2017. Additionally, the Acquiror Parties confirmed the Contributor Parties’ understanding that the failure of the Contributor Parties to satisfy the Mandatory Contribution Conditions after using commercially reasonable efforts to do so does not give rise to a unilateral right of the Acquiror Parties to terminate the Contribution Agreement pursuant to Article 10 of the Contribution Agreement.

Finally, the First Amendment clarified that references in the Contribution Agreement and its Exhibits to NASDAQ shall, to the extent necessary, be deemed to be references to NASDAQ or such other trading market as the Company’s securities may be trading on, including, without limitation, the OTCQB. For purposes of calculating the number of the Company’s shares into which the principal of the Payout Notes under the Contribution Agreement will be converted, if the Company’s shares are not traded on NASDAQ on the approval date of those Payout Notes, VWAP shall be calculated with respect to the transaction in the Company’s shares executed on the OTCQB or such other market as the Company’s shares may then be traded on instead of NASDAQ.

The First Amendment contains customary representations and warranties and general contract terms.

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

The Company was originally, until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing proprietary products and services that addressed skin diseases and conditions including acne clearance, photo damage, psoriasis and hair removal. The Company had expanded its product offerings throughout the physician and spa markets, as well as traditional retail, online and infomercial outlets for home-use products including a range of home-use devices under the no!no!® brand offered through the Company’s largest business segment, its consumer products division.

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

The Company was originally, until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that address skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair. Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its then commercial bank loan covenants. As part of such redirected efforts, management maintained comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company also sold off certain business units and product lines to support this restructuring and on January 31, 2017, sold the last remaining major product line, its consumer products division. The Company did not present the consumer products segment as a discontinued operation, since the consumer products represented the entire remaining major operations of the Company.

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute mostly certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock as described below.

As a result of this transaction, the Company has primarily become a real estate investment company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located both throughout the United States and in various international locales. The first installment of contributed assets (the “First Contribution”) closed on May 17, 2017 (the “Initial Closing”). The main provisions of the Agreement are summarized below.

First Contribution

In the Initial Closing, the Contributor transferred certain assets comprising the Contributed Properties to the Company. On the Initial Closing date, the Contributor transferred to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, northern California, and which have an appraised value of approximately $2.6 million. The Contributor then completed the transfer to the Acquiror of its 17.9% passive interest in a limited liability company that is constructing a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”) on June 26, 2017. This residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots have been finished, and the remaining 214 are platted and engineered lots. The agreed upon value of its share of this property is approximately $7.4 million.

In return for the Contributed Properties, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which represented approximately 19.9% of the Company’s issued and outstanding Common Stock immediately prior to the Initial Closing, at an agreed upon Per Share Value (defined below) of $2.5183, or $2,214,175 in the aggregate. These shares of Common Stock are restricted and unregistered. The Company issued the remaining $7,785,825 of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock”). Each share of the Series A Stock is convertible into 25 shares of the Company’s Common Stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”). The shares of Series A Stock are restricted and unregistered. The number of shares of Common Stock issued to the Contributor and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million agreed upon value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on Nasdaq during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of Common Stock both issued to the Contributor and issuable upon the conversion of the Series A Stock carry registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

The Series A Convertible Preferred Stock does not have voting rights; however, the Company may not (a) alter or change adversely the powers, preferences or rights of that stock, (b) amend or change its certificate of incorporation in a manner that adversely affects that stock, (c) increase the number of shares of preferred stock, or (d) otherwise enter into an agreement that accomplishes any of the foregoing, without the affirmative vote of a majority of the holders of the outstanding Series A Convertible Preferred Stock prior to any such change.

At the Initial Closing, the Company assumed the liabilities associated with the Contributed Properties, except that it did not assume any liabilities with respect to the Avalon Property until that property’s contribution was completed on June 26, 2017. The obligations that the Acquiror assumed at the Initial Closing include the following: Obligations of the Contributor and its affiliates under certain agreements covering the contributed properties, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; and a Construction Contract dated November 19, 2014 between Central Valley Gas Stations Development, LLC, as owner and First Capital Builders, LLC, as Contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA. Once the full interest in the Avalon Property was contributed to the Company, the Company also assumed the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company dated as of May 16, 2012, and all amendments thereto; and a Development Services Agreement dated September 15, 2015 by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as Owner, and Land Strategies, LLC, a Nevada limited liability company, as Developer, with respect to real property owned by Avalon Jubilee, LLC. As of the Initial Closing, the Company also assumed an installment note dated April 7, 2015 made by First Capital Real Estate Investments, LLC (“FCREI”) in favor of George Zambelli (“Zambelli”) in the original principal amount of $470 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as Trustor, Fidelity National Title Company, as Trustee (“Trustee”), and Zambelli, as Beneficiary (the “Deed of Trust”), which secures the Note.

The Company is expected to enter into amended agreements with respect to some or all of these agreements.

Finally, the Company will assume all ancillary agreements, commitments and obligations with respect to these properties.

The Company elected to early adopt ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination whether the asset contribution represent a business combination was evaluated by applying ASU 2017-01 guidance. The Company has determined that the group of assets assumed in the First Contribution do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represent an acquisition of asset rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets and financial liabilities resulting from the Second Contribution and the Optional Contribution, was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill. See Note 2 Acquisition of Real Estate Assets.

Second Contribution

Contributor Parent is also required to contribute two additional property interests at the agreed upon value amount of $20 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This second installment is mandatory.

Contributor Parent must contribute to the Acquirer its 100% ownership interest in a private hotel that is currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel is located in Amarillo, Texas and has an agreed upon value of approximately $16 million and outstanding loans of approximately $10.11 million. Before contributing the property to the Acquiror, Contributor Parent must resolve a lawsuit concerning ownership of the property. Only when Contributor Parent has confirmed that it is the full and undisputed owner of the property may it contribute that interest to the Acquiror.

On July 3, 2017, the Company and the Acquiror entered into an Agreement to Waive Second Closing Deliverables (the “Second Waiver”) with the Contributor Parties, amending the Agreement. The Contributor Parties have received an offer to purchase the Amarillo Hotel from a non-related third party. Under the Second Waiver, the Company and the Acquiror agreed to waive the requirement for the Contributor Parties to contribute to the Acquiror their 100% ownership interest in the Amarillo Hotel, and to accept in its place a contribution in cash of not less than $5.89 million from the Contributor Parties from the sale proceeds of the Amarillo Hotel, after the satisfaction of the outstanding loan, provided that the sale is completed and closed upon not later than August 31, 2017. In exchange the Contributor Parties shall receive shares of stock in the Company, such amount to be calculated as set forth in the Second Waiver and Agreement. If the sale of the Amarillo Hotel is not completed and closed by August 31, 2017, the waiver of the requirement for the contribution of the interest in the Amarillo Hotel will lapse. As of the filing of this report, August 21, 2017 the sale of the Amarillo Hotel has not been completed.

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

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing the $20 million agreed upon value of that contribution by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. The Company recorded a liability. The Antiguan development asset is currently carried as an asset on the Balance Sheet.  A pre-determined number of shares will be issued upon contribution of the asset to the Company however the share price of the Company on the contribution date is unknown.  As of June 30, 2017, the consideration given would be equal to $6,621 representing a gain of $7,479. This gain represents and asset.  The gain is reduced by 30% to $5,236 to account for the fact that the contribution is “probable” but not certain. The gain will fluctuate with the market price of the Company. If the share price increases the gain will be reduced and above $2.51 the gain turns into a loss.

The Company has determined in accordance with the updated guidance of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business that the Amarillo property (an operating hotel) represents a business as it is include an organized workforce with the necessary skills, knowledge and experience to perform the acquired process and an input that the workforce could develop or convert into output. However, it was determined that the Antigua property does not represent a business. Based on the above conclusion it was determined that the Amarillo property component is not required to be analyzed under the provisions of  ASC 815-10 - Derivatives and Hedging since such contract between an acquirer and a seller to enter into a business combination are scoped out from its provisions. As for the Antigua property it was determined that such future transaction does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the Company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions do not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of the Antigua property which represent a real estate asset. Based on the terms of this component, (i.e. the fair value of the Antigua property and the fair value of the shares that the Company is obligated to issue for this asset), it was determined that such freestanding financial instrument represent a financial asset required to be measured upon initial recognition at fair value. Subsequent to initial recognition the financial instrument (which might be a financial asset or a financial liability depending on the fair value of its settlement terms) is required to be measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of financial instrument related to asset contribution”). See Note 2 Acquisition of Real Estate Assets.

Optional Contribution

Contributor Parent has the option to contribute either or both of two additional property interests valued at agreed upon value of $66.5 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This third installment is optional in Contributor Parent’s sole discretion.

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

Contributor Parent also may contribute to the Acquiror a golf and surf club development project on the Baja Peninsula in Mexico (“Punta Brava”). Contributor Parent also has this property under a Letter of Intent and expects to close by December 31, 2017. Punta Brava is valued at an agreed upon value by Contributor Parent at $44 million based on Contributor Parent’s commitment of $5 million upon closing on this property, plus a commitment for an additional $5 million and a second commitment of $34 million for construction of the project.

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing an agreed upon value of $86,450 (130% of the value of the agreed upon value of $66,500) that contribution) by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. In addition, the Company will issued to Contributor a five (5) year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that shall vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Agreement. The number of warrant shares and the exercise price will be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction. These optional contributions represent a potential liability to the company as the number of shares to be issued is fixed but the market value of the shares fluctuates. It is possible that the share price could rise to a level that upon contribution of the properties causes the Company to give consideration that exceeds the fair value of the assets acquired. This would represent a potential liability to the Company and to quantify the liability the Company has used the Black Scholes formula. The warrants also represent a potential liability in that the Company may be required to issues shares at $3 when the shares price is significantly higher.

To quantify the risk and liability associated with optionality granted to the Contributor as well as the warrant liability Management has used the Black Scholes option pricing formula. The key input in the calculation is the assumption of how volatile PHMD stock will be over the life of the option. The more volatile PHMD is expected to be, the greater its potential liability. Future volatility is unknown, as such Management has used a volatility proxy of 39.45% which equals the average volatility of stocks in PHMD’s forward looking peer group of Real Estate Development. After the calculation is performed, additional factors must be considered. It is possible that despite being economically rational to contribute the properties based on PHMD stock price relative to the value of the optional properties the Contributor may not have the ability to contribute. Therefore a 50% discount is applied to the option value produced by the Black Scholes formula to arrive at final liability value for the optionality component. The warrants receive a further 50% discount as they contain a vesting schedule with milestones that must be achieved by the Contributor once the property is contributed. As of June 30, 2017 the liability is estimated to be $1,222 and is represented on the Balance sheet.

The Company has determined that the company’s contractual obligations under the optional contributions does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions do not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of certain real estate assets. Thus, such freestanding financial instrument were classified as financial liabilities and were measured upon initial recognition at fair value. Subsequent to initial recognition the financial liabilities are measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instrument”).

The above optional contributions were determined to represent a financial liabilities related to future contingent assets contributions. See Note 2 Acquisitions and Dispositions.

Resignation and Appointment of Officers and Directors

Pursuant to the Agreement, there were changes to the Company’s named executive officers and its board of directors that were made on May 17, 2017.

Named Executive Officers

Dr. Dolev Rafaeli and Dennis McGrath resigned from their positions as officers of the Company and its subsidiaries, and Dr. Yoav Ben-Dror resigned from his position as director of the Company and its subsidiaries. Dr. Rafaeli resigned as Chief Executive Officer, and Mr. McGrath resigned as President and Chief Operating Officer, of the Company; following such resignation both employees assumed other positions within the company and their employment terms remained unchanged.

Suneet Singal was appointed as Chief Executive Officer of the Company, and Stephen Johnson as the Company’s Chief Financial Officer. Mr. Singal had signed an employment agreement with the Company on the date of the First Closing; Mr. Johnson signed an employment agreement with the Company on July 28, 2017. See also Note 14.

Dr. Ben-Dror resigned as a director of the Company’s foreign subsidiaries, including Radiancy (Israel) Ltd. and Photo Therapeutics Limited in the United Kingdom. He will not continue his affiliation with those companies.

Board of Directors

At the closing for the First Contribution, certain members of the Company’s board of directors resigned, and the board was expanded, so that the board consists of seven (7) persons, of whom (i) three (3) were designated by the Company’s departing board, (ii) three (3) were designated by Contributor Parent; and (iii) one (1) (the “Nonaffiliated Director”) was selected by the other six (6) directors

At the Closing, Lewis C. Pell, Dr. Yoav Ben-Dror and Stephen P. Connelly each resigned from the Board.

Dr. Rafaeli and Mr. McGrath remained on the Board as the Company’s designees, and Michael R. Stewart was appointed as the Company’s Independent Director Designee.

Suneet Singal, Richard J. Leider and Dr. Bob Froehlich were appointed as the Contributor Parent’s designees (with Richard J. Leider and Dr. Bob Froehlich serving as Independent Directors).

Together, the six board members selected Darrel Menthe as the Nonaffiliated Director. Mr. Menthe also serves as an Independent Director. The Agreement provided that the compensation committee, nominations and corporate governance committee and audit committee of the Company shall each consist of the Company’s designee who is an Independent Director, one of Contributor Parent’s designees who is an Independent Director and the Nonaffiliated Director.

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

Under the Agreement, amounts due to Dr. Dolev Rafaeli and Dennis McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member of the Company’s foreign subsidiaries (see Note 6), will be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes will be due one year after the stockholder approval and carry a ten percent (10%) interest rate. The principal will convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the thirty (30) trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock shall in no event be less than $1.75 per share. The Payout Notes will be secured by a security interest in all assets of the Company; provided, however, that such security interest will be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes will have demand registration rights which will require the filing of a resale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

Special Meeting of Stockholders

As promptly as possible following the Initial Closing, the Company is required file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

● an increase in the number of authorized shares of common stock, $.01 par value per share, of the Company from fifty million (50,000,00) shares to five hundred million (500,000,000) shares and increase the number of authorized shares of preferred stock, $.01 par value per share, of the Company from five million (5,000,000) shares to fifty million (50,000,000) shares;

● the issuance to the Contributor or its designee or designees of the Company’s common and/or preferred shares in exchange for the contributed assets, and the issuance of the Warrant and, upon exercise of the Warrant, the underlying shares of the Company’s Common Stock in exchange for the contribution of the optional property interests, if any are made;

● the amendment and restatement of the Articles of Incorporation of the Company;

● the approval of the issuance of the Payout Notes and the issuance of the Company’s Common Stock upon conversion thereof; and

● the election of a new Board of Directors as set forth above in Resignation and Appointment of Officers and Directors in this report.

Board members, officers and certain insiders of the Company are subject to a voting agreement under which they are obligated to vote in favor of the proposals at the above mentioned stockholder meeting.

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

The Company will conduct most of its building, construction financing and site management activities through various subsidiaries affiliated with the Contributor Parties. The Company will maintain only a small staff of employees to handle its accounting, legal and compliance activities, including a new Chief Executive Officer and a new Chief Financial Officer, who assumed their duties following the close of the First Contribution.

Sales and Marketing

As of June 30, 2017, we had no in-house sales and marketing personnel.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended June 30, 2017. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee other than described below. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

The results of operations shown only reflect the revenue and expenses relating to the Company’s skincare operations, including the consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017, and its LHE professional line, which is still operated by the Company. The LHE medical device line of professional products is the technology upon which Radiancy, Inc. was founded. Our proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. The hand-held product portfolio is included with the assets being sold to ICTV. The professional line of products, however, was not part of the sale to ICTV and will remain with the Company. However, their value is relatively immaterial and it is uncertain if anything can be done to create shareholder value out of these remaining assets.

(The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Consumer	$—	$9,660	$3,539	$19,582
Physician Recurring	—	1,254	—	2,462
Professional	—	329	—	432

Total Revenues	$—	$11,243	$3,539	$22,476

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Direct-to-consumer	$—	$4,432	$2,475	$10,478
Distributors	—	364	—	465
Retailers and home shopping channels	—	4,864	1,064	8,639

Total Consumer Revenues	$—	$9,660	$3,539	$19,582

For the three months ended June 30, 2017, consumer products revenues were $0 compared to $9,660 in the three months ended June 30, 2016. For the six months ended June 30, 2016, consumer products revenues were $3,539 compared to $19,582 in the six months ended June 30, 2016.The decrease of 100% and 81.9% during the periods, respectively, was mainly due to the sale of the consumer division to ICTV Brands, Inc. on January 23, 2017. See Acquisitions and Dispositions for more information.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
North America	$—	$5,553	$2,475	$11,631
International	—	4,107	1,064	7,951

Total Consumer Revenues	$—	$9,660	$3,539	$19,582

The consumer products division was sold to ICTV Brands, Inc. on January 23, 2017. See Acquisitions and Dispositions for more information

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Neova skincare	$—	$1,254	$—	$2,462
Surgical products	—	—	—	—
Other	—	—	—	—

Total Physician Recurring Revenues	$—	$1,254	$—	$2,462

NEOVA skincare

For the three months ended June 30, 2017, revenues were $0 compared to $1,254 for the three months ended June 30, 2016. For the six months ended June 30, 2017, revenues were $0 compared to $2,462 for the six months ended June 30, 2016. The asset sale of the Neova product line was completed on September 15, 2016. See Item 1. Business – Our Company in the Company’s form 10-K for the year ended December 31, 2016 for more information.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
North America	$—	$1,177	$—	$2,332
International	—	77	—	130

Total Physicians Recurring Revenues	$—	$1,254	$—	$2,462

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2015
LHE equipment	$—	$329	$—	$432
Omnilux equipment	—	—	—	—
Surgical Lasers	—	—	—	—

Total Professional Revenues	$—	$329	$—	$432

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended June 30, 2017 and 2016, LHE® brand products revenues were $0 and $329, respectively. For the six months ended June 30, 2017 and 2016, LHE® brand products revenues were $0 and $432 respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
North America	$—	$76	$—	$156
International	—	253	—	276

Total Professional Revenues	$—	$329	$—	$432

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Consumer	$—	$2,284	$100	$4,503
Physician Recurring	—	926	—	1,392
Professional	—	144	—	213

Total Cost of Revenues	$—	$3,354	$100	$6,108

Overall, cost of revenues has decreased in the segments due to the related decrease in the revenues.

Gross Profit Analysis

Gross profit decreased to $0 for the three months ended June 30, 2017 from $7,889 during the same period in 2016. As a percentage of revenues, the gross margin was 0% for the three months ended June 30, 2017 from 70.2% during the same period in 2016. Gross profit decreased to $3,439 for the six months ended June 30, 2017 from $16,368 during the same period in 2016. As a percentage of revenues, the gross margin was 97.1% for the six months ended June 30, 2017 from 72.8% during the same period in 2016.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$11,243	$3,539	$22,476
Percent decrease			(84.3%)
Cost of revenues	—	3,354	100	6,108
Percent decrease			(98.4%)
Gross profit	$—	$7,889	$3,439	$16,368
Gross margin percentage		70.2%	97.1%	72.8%

The primary reasons for the changes in gross profit for the three and six months ended June 30, 2017, compared to the same period in 2016, was due to the sale of the consumer division to ICTV. See Acquisitions and Dispositions for more information.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$9,660	$3,539	$19,582
Percent decrease			(81.9%)
Cost of revenues	—	2,284	100	4,503
Percent decrease			(97.7%)
Gross profit	$—	$7,376	$3,439	$15,079
Gross margin percentage		76.4%	97.1%	77.0%

Gross profit for the three and six months ended June 30, 2017 decreased by $7,376 and $11,640 from the comparable periods in 2016. The decrease in revenue was due to the asset sale of the consumer division to ICTV. See Acquisitions and Dispositions for more information.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$1,254	$—	$2,462
Percent decrease
Cost of revenues	—	926	—	1,392
Percent increase (decrease)
Gross profit	$—	$328	$—	$1,070
Gross margin percentage		26.2%		43.5%

Gross profit for the three and six months ended June 30, 2017 decreased by $328 and $1,070, respectively from the comparable periods in 2016. The decrease in revenue was due to the asset sale of the Neova product line was completed on September 15, 2016. See Item 1. Business – Our Company in the Company’s form 10-K for the year ended December 31, 2016 for more information.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$—	$329	$—	$432
Percent decrease
Cost of revenues	—	144	—	213
Percent decrease
Gross profit	$—	$185	$0	$219
Gross margin percentage		56.2%		50.7%

Gross profit for the three and six months ended June 30, 2016 decreased by $185 and $219 respectively. The primary reason for the decreased gross margin is the decrease in marketing for this segment.

Engineering and Product Development

Engineering and product development expenses for the three months ended June 30, 2017 decreased to $0 from $343 for the three months ended June 30, 2016. Engineering and product development expenses for the six months ended June 30, 2017 decreased to $143 from $657 for the six months ended June 30, 2016. The majority of this expense relates to the salaries of our worldwide engineering and product development team that were transitioned to ICTV with the sale of the consumer division January 23, 2017. See Acquisitions and Dispositions for more information.

Selling and Marketing Expenses

For the three months ended June 30, 2017, selling and marketing expenses decreased to $0 from $6,425 for the three months ended June 30, 2016. For the six months ended June 30, 2017, selling and marketing expenses decreased to $620 from $14,228 for the six months ended June 30, 2016. The decrease is related to ceasing advertising operations after the sale of the consumer division to ICTV on January 23, 2017. See Acquisitions and Dispositions for more information.

General and Administrative Expenses

For the three months ended June 30, 2017, general and administrative expenses decreased to $1,848 from $2,932 for the three months ended June 30, 2016. The decrease was due to the following reasons:

•	In the three months ended June 30, 2017, we had recorded a decrease in salary and commission expense of $423, a decrease in legal and outside service expense of $216, a decrease in bad debt expense of $156 and a decrease in general operating expense of $289.

For the six months ended June 30, 2017, general and administrative expenses decreased to $4,190 from $6,897 for the six months ended June 30, 2016. The decrease was due to the following reasons:

•	In the six months ended June 30, 2017, we had recorded a decrease in legal and outside service expense of $1,112, a decrease in salary and commission expense of $789, a decrease in bad debt expense of $270 and a decrease in general operating expense of $536.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended June 30, 2017 decreased to $46 income, net from $292 income, net for the three months ended June 30, 2016. The decrease of $246 is mainly due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar.

Net interest and other financing expense for the six months ended June 30, 2017 decreased to $123 from $625 for the six months ended June 30, 2016. The decrease of $502 is mainly due to a decrease in interest expense related to the Credit Cash loan outstanding during the six month period in 2016.

Taxes on Income, Net

For the three months ended June 30, 2017, the net tax expense amounted to $73 as compared to a tax expense of $135 for the three months ended June 30, 2016. For the six months ended June 30, 2017, the net tax expense amounted to $94 as compared to a tax expense of $228 for the six months ended June 30, 2016.

Net Loss

The factors described above resulted in net income of $1,139 during the three months ended June 30, 2017, as compared to a net loss, including discontinued operations, of $2,363 during the three months ended June 30, 2016, an increase of 1.48%. The factors described above resulted in net loss of $710 during the six months ended June 30, 2017, as compared to a net loss, including discontinued operations, of $7,235 during the six months ended June 30, 2016, a decrease of 90%.

Liquidity and Going Concern

At June 30, 2017, our current ratio was 1.2 compared to 0.99 at December 31, 2016. As of June 30, 2017 we had a $1,953 surplus working capital compared to a deficit of $1,492 as of December 31, 2016. Cash and cash equivalents (including restricted cash) were $2,329 as of June 30, 2017, as compared to $2,677 as of December 31, 2016.

Cash and cash equivalents as of June 30, 2017 were $2,329, including restricted cash of $250. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. On January 23, 2017, the Company sold its consumer products division to ICTV Brands, Inc., for a total selling price of $9.5 million.  The Company has collected $5 million of that purchase price; the remaining amount of up to $4.5 million was payable through a contingent royalty on the sale of consumer products by ICTV Brands.

On July 12, 2017 the Company, along with its subsidiaries Radiancy, Inc. (“Radiancy”); PhotoTherapeutics Ltd. (“PHMD UK”); and Radiancy (Israel) Limited (“Radiancy Israel” and together with the Company, Radiancy and PHMD UK the “Sellers” and each individually a “Seller”) entered into a Termination and Release Agreement (the “Release”) between the Sellers and ICTV Brands Inc. (“ICTV”) and its subsidiary ICTV Holdings, Inc. (“ICTV Holdings”). The Sellers, ICTV and ICTV Holdings are referred to herein individually as a “Party” and collectively as the “Parties.”

Under the terms of the Release, the Asset Purchase Agreement among the Parties, dated October 4, 2016, as amended by the First Amendment to the Asset Purchase Agreement, dated January 23, 2017 (as so amended, the “Purchase Agreement”), is terminated and of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release. Pursuant to the Release, each of the Sellers, on one hand, and ICTV and ICTV Holdings, on the other hand, fully release, forever discharge and covenant not to sue any other Party, from and with respect to any and all past and present claims arising out of, based upon or relating to the Purchase Agreement (other than the surviving covenants described in the Purchase Agreement) or the transactions contemplated thereby.

Pursuant to the terms of the Release, ICTV paid to the Company, within 3 business days of the date of the Release, $2,000 in cash and in immediately available funds (the “Payment”). Subject to this Payment, neither ICTV nor ICTV Holdings shall have any further royalty or other payment obligations under the Purchase Agreement. The Company received $2,000 on July 13, 2017.

As partial consideration for the releases provided by ICTV Holdings to the Sellers pursuant to the Release and in accordance with the terms therein, on July 12, 2017, the Sellers and ICTV Holdings entered into a Bill of Sale and Assignment (“Bill of Sale”), which provides that each Seller sell, assign, transfer, convey and deliver to ICTV Holdings, and ICTV Holdings purchase and accept from each Seller, all of the right, title and interest, legal or equitable, of each such Seller in and to a deposit in the amount of $210 held by a consumer division vendor, Sigmatron International, Inc. (“Sigmatron”), pursuant to an arrangement between one or more of the Sellers and Sigmatron.

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties will be contributed to the Company in exchange for the issuance of Company stock equal to the agreed upon value of those properties. The closing on the First Contribution under this pending transaction occurred on May 17, 2017.  However, there is no guarantee that additional contributions under the pending transaction with First Capital will close, or will close on time; that we will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations or that we will be able to obtain additional financing as needed or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. In light of the Company’s recent operating losses and negative cash flows, there is no assurance that the Company will be able to continue as a going concern.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

As of June 30, 2017 the restricted cash account includes $250 from the Neova Escrow Agreement see Acquisitions and Dispositions for more information.

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

We believe our existing balances of cash and cash equivalents as well as advances from our expected sales will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the third quarter of 2017 and the real estate contributions to the Company made during the Initial Closing. However, there is no guarantee that additional contributions under the pending transaction with First Capital will close, or will close on time; that we will have sufficient financing to meet the needs of our new real estate business lines; that we will be able to obtain additional financing, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive; or that amounts due to the Company from certain asset sales will be collectible when due. Any such result could have a material adverse effect on us and our financial condition.

Net cash and cash equivalents used in operating activities was $5,359 for the six months ended June 30, 2017 compared to cash used in operating activities of $2,971for the six months ended June 30, 2016. The primary reason for the change was loss on asset sale to ICTV in the six months ended June 30, 2017.

Net cash and cash equivalents provided by investing activities was $4,824 for the six months ended June 30, 2017 compared to cash provided by investing activities of $152 for the six months ended June 30, 2016. The primary reason for the change was the sale of the consumer division to ICTV.

Net cash and cash equivalents provided by financing activities was $0 for the six months ended June 30, 2017 compared to cash provided by financing activities of $811 for the six months ended June 30, 2016. The difference is due to payments of certain notes payable in the six months ended June 30, 2016.

Commitments and Contingencies

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

As previously reported on Form 10-Q, Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the periods ending March 31, 2017, and on the Forms 10-K, Current Report, filed on April 14, 2016 and May 31, 2016, the Company and its subsidiaries had entered into Agreements and Plans of Merger and Reorganization with DSKX and its subsidiaries, under which DSKX’s subsidiaries would merge with the Company’s subsidiaries, in exchange for which DSKX would issue stock in its company to PhotoMedex. On May 27, 2016, the Company and its subsidiaries terminated the Agreements and Plans of Merger and Reorganization with DSKX and filed suit against DSKX in the United States District Court for the Southern District of New York alleging that DSKX breached certain obligations under those Merger Agreements and asserted claims for declaratory judgment, breach of contract, seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements.

The terms of the Settlement Agreement are confidential; the parties will dismiss the suit between them with prejudice.

Off-Balance Sheet Arrangements

At June 30, 2017, we had no off-balance sheet arrangements.

The Amarillo investment was determined to represent future acquisition of a business and accordingly was not reflected as an asset or liabilities in accordance with ASC 815-10-15.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and six months ended June 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2016.

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

PART II - Other Information

ITEM 1. Legal Proceedings

On June 22, 2017, the United States District Court for the Middle District of Florida, Orlando Division, dismissed the Company and Dr. Dolev Rafaeli, its former Chief Executive Officer, from the case of Linda Andrew v. Radiancy, Inc.; Photomedex, Inc.; and Dolev Rafaeli. Ms. Andrew had filed a product liability suit alleging damages from her use of a no!no! hair device. The claims against the Company and Dr. Rafaeli were dismissed without prejudice. The Company’s subsidiary, Radiancy, Inc., remains a defendant in the suit.

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

As previously reported on Form 10-Q, Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the periods ending March 31, 2017, and on the Forms 10-K, Current Report, filed on April 14, 2016 and May 31, 2016, the Company and its subsidiaries had entered into Agreements and Plans of Merger and Reorganization with DSKX and its subsidiaries, under which DSKX’s subsidiaries would merge with the Company’s subsidiaries, in exchange for which DSKX would issue stock in its company to PhotoMedex. On May 27, 2016, the Company and its subsidiaries terminated the Agreements and Plans of Merger and Reorganization with DSKX and filed suit against DSKX in the United States District Court for the Southern District of New York alleging that DSKX breached certain obligations under those Merger Agreements and asserted claims for declaratory judgment, breach of contract, seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements.

The terms of the Settlement Agreement are confidential; the parties will dismiss the suit between them with prejudice.

See Item 3, Legal Proceedings, in the Company’s Form 10-K for the year ending December 31, 2016 for further information on pending legal actions involving the Company and its subsidiaries.

ITEM 1A. Risk Factors

As of June 30, 2017, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered sales of equity securities and use of proceeds

The Initial Closing under the Interest Contribution Agreement (the “Agreement”) among the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”), and First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”) occurred on May 17, 2017. In the Initial Closing, the Contributor transferred approximately $10 million of real estate assets (the “Contributed Properties”) to the Acquiror as described above in this Report.

In return for the Contributed Properties, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which represented approximately 19.9% of the Company’s issued and outstanding Common Stock immediately prior to the Initial Closing, at a Per Share Value (defined below) of $2.5183, or $2,214,175 in the aggregate. These shares of Common Stock are restricted and unregistered. The Company issued the remaining $7,785,828 of the approximately $10 million consideration to the Contributor in the form of 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock”). Each share of the Series A Stock is convertible into 25 shares of the Company’s Common Stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”). The shares of Series A Stock are restricted and unregistered. The number of shares of Common Stock issued to the Contributor and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on Nasdaq during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of Common Stock both issued to the Contributor and issuable upon the conversion of the Series A Stock carry registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

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

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Mine Safety Disclosures

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

31.1	Rule 13a-14(a) Certificate of Chief Executive Officer

31.2	Rule 13a-14(a) Certificate of Chief Financial Officer

32.1	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock of the Registrant (47)
10.74	Agreement to Waive Closing Deliverables dated as of May 17, 2017 (47)
10.75	Registration Rights Agreement dated as of May 17, 2017 (47)
10.76	Assignment and Assumption Agreement dated as of May 17, 2017 (47)
10.77	Lock-Up and Resale Restriction Agreement dated as of May 17, 2017 (47)
10.78	Employment Agreement between the Registrant and Suneet Singal (47)
10.79	Amended and Restated By-Laws of the Registrant (47)
10.80	Assignment and Assumption Agreement, dated June 26, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and PhotoMedex Inc. (48)
10.81	Agreement to Waive Closing Deliverables dated as of July 3, 2017 (49)
10.82	Termination and Release Agreement, dated July 12, 2017, by and among ICTV Brands Inc., ICTV Holdings, Inc., PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited (50)
10.83	Bill of Sale, dated July 12, 2017, by and among PhotoMedex, Inc., Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited and ICTV Holdings, Inc. (50)
10.84	20% Unsecured Promissory Note dated July 25, 2017 by and between PhotoMedex, Inc. and First Capital Real Estate Operating Partnership L.P. (51)
10.85	Employment Agreement dated July 28, 2017 by and between PhotoMedex, Inc. and Stephen Johnson (52)
10.86	First Amendment dated August 3, 2017 to the Interest Contribution Agreement, dated March 31, 2017, by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and PhotoMedex, Inc. (53)

(18)	Filed as part of our Annual Report on Form 10-K for the year ended December 31, 2010.

(23)	Filed as part of our Current Report on Form 8-K on December 16, 2011.

(34)	Filed as part of LCA Vision, Inc.’s Current Report on Form 8-K on February 13, 2014.

(41)	Filed as part of Form 10-K on December 31, 2016.

(46)	Filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.

(47)	Filed as part of our Current Report on Form 8-K, on May 19, 2017.

(48)	Filed as part of our Current Report on Form 8-K, on June 28, 2017.

(49)	Filed as part of our Current Report on Form 8-K, on July 10, 2017.

(50)	Filed as part of our Current Report on Form 8-K, on July 18, 2017.

(51)	Filed as part of our Current Report on Form 8-K, on July 31, 2017.

(52)	Filed as part of our Current Report on Form 8-K, on August 3, 2017.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*	The certifications attached as Exhibit 32.1 accompany this Annual Report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHOTOMEDEX, INC.

Date August 21, 2017	By:	/s/ Suneet Singal
Name Suneet Singal
Title Chief Executive Officer

Date August 21, 201	By:	/s/ Stephen Johnson
Name Stephen Johnson
Title President & Chief Financial Officer