Form 10-Q
period 2017-09-30
FC Global Realty Inc
filed 2017-11-14
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission File Number 0-11365

FC GLOBAL REALTY INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	59-2058100 (I.R.S. Employer Identification No.)

410 Park Avenue, 14th Floor, New York, NY 10022

(Address of principal executive offices, including zip code)

(215) 619-3600

(Registrant’s telephone number, including area code)

(Former name: PHOTOMEDEX, INC.,)

(Former address: 2300 Corporate Drive, Building G, Willow Grove, Pennsylvania 19044)

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

Yes ☐  No ☒

Filed October 19, 2017, the Company’s common stock will be traded under a new symbol, FCRE, on the Nasdaq Capital Market, effective November 1, 2017. The number of shares outstanding of the issuer's common stock as of November 13, 2017 was 5,240,328 shares.

FC GLOBAL REALTY INCORPORATED

(Formerly: PHOTOMEDEX, INC.)

PART I – Financial Information

ITEM 1. Financial Statements

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,006	$2,335
Restricted cash	250	342
Accounts receivable, net of allowance for doubtful accounts of $0 and $1,192 respectively	49	4,125
Prepaid expenses and other current assets	1,326	3,253
Assets held for sale	—	8,362
Financial assets related to future mandatory asset contribution (Note 2)	5,353	—
Total current assets	7,984	18,417

Property and equipment, net	—	77
Investment properties (Note 2)	2,450	—
Investment in other company (Note 2)	2,668	—
Other assets, net	962	7
Total assets	$14,064	$18,501

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable	$194	$—
Accounts payable	1,547	6,648
Accrued compensation and related expenses	1,491	4,029
Other accrued liabilities	4,785	8,091
Financial liabilities for optional assets acquisition (Note 2)	1,013	—
Current portion of deferred revenues	—	1,141
Total current liabilities	9,030	19,909

Total liabilities	9,030	19,909

Commitments and contingencies (Note 10)

Stockholders’ equity (deficit):
Preferred Stock, $.01 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common Stock, $.01 par value, 50,000,000 shares authorized; 5,240,328 and 4,361,094 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	230	221
Series A Preferred Stock $.01 par value, 123,668 and 0 shares issued and and outstanding at September 30, 2017 and December 31, 2016, respectively	1	—
Additional paid-in-capital	125,393	118,585
Accumulated deficit	(119,501)	(115,635)
Accumulated other comprehensive loss	(1,089)	(4,579)
Total stockholders’ equity (deficit)	5,034	(1,408)
Total liabilities and stockholders’ equity (deficit)	$14,064	$18,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,
	2017	2016

Revenues	$—	$7,258

Cost of revenues	—	1,487

Gross profit	—	5,771

Operating expenses:
Engineering and product development	—	326
Selling and marketing	—	4,529
General and administrative	2,705	2,894
Impairment of goodwill and intangible assets	—	3,518
Other expense, net	183	—
Loss on disposal of assets	594	1,731
	3,482	12,998
Loss before interest financing and other expense, net	(3,482)	(7,227)

Revaluation of asset contribution related financial instruments, net (Note 2)	326	—
Interest and other financing income, net	20	88

Loss before income taxes	(3,136)	(7,139)

Income tax expense	(20)	(278)

Loss	($3,156)	($7,417)

Basic and diluted net loss per share:
Continuing operations	($0.38)	($1.78)
Discontinued operations	—	—
	($0.38)	($1.78)

Shares used in computing net loss per share:
Basic and diluted	8,299,528	4,157,917

Other comprehensive income (loss):
Reclassification of cumulative translation adjustment into comprehensive loss	$207	$—
Foreign currency translation adjustments	(16)	(157)
Total other comprehensive income (loss)	$191	($157
Comprehensive loss	($2,965)	($7,574)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Revenues	$3,539	$29,734

Cost of revenues	100	7,595

Gross profit	3,439	22,139

Operating expenses:
Engineering and product development	143	983
Selling and marketing	620	18,757
General and administrative	6,895	9,791
Impairment of goodwill and intangible assets	—	3,518
Other income, net	(2,467)	—
Loss on disposal of assets	4,845	2,574
	10,036	35,623
Loss from continuing operations before interest, financing and other expense, net	(6,597)	(13,484)

Revaluation of asset contribution related financial instruments, net (Note 2)	2,948	—
Interest and other financing expense, net	(103)	(537)
Loss from continuing operations before income taxes	(3,752)	(14,021)

Income tax expense	(114)	(506)

Loss from continuing operations	(3,866)	(14,527)

Discontinued operations:
Loss from discontinued operations, net of taxes	—	(125)

Loss	($3,866)	($14,652)

Basic and diluted net loss per share:
Continuing operations	($0.61)	($3.48)
Discontinued operations	—	(0.03)
	($0.61)	($3.51)

Shares used in computing net loss per share:
Basic and diluted	6,296,604	4,173,146

Other comprehensive (loss) income:
Reclassification of cumulative translation adjustment into comprehensive loss	$3,228	$—
Foreign currency translation adjustments	$262	($915)
Total other comprehensive income (loss)	$3,490	($915)
Comprehensive loss	($376)	($15,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(In thousands, except share and per share amounts)

(Unaudited)

	Common Stock		Series A Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amounts	Capital	Deficit	Loss	Total

BALANCE, JANUARY 1, 2017	4,361,094	$221	—	—	$118,585	($115,635)	($4,579)	($1,408)
Stock-based compensation related to stock options and restricted stock	—	—	—	—	1,060	—	—	1,060
Common shares issued for asset contribution(Note 2)	879,234	9	—	—	1,266	—	—	1,275
Series A preferred issued for asset contribution (Note 2)	—		123,668	1	4,482	—	—	4,483
Other comprehensive income	—	—	—	—	—	—	3,490	3,490
Net loss for the nine months ended September 30, 2017	—	—	—	—	—	(3,866)	—	(3,866)
BALANCE, SEPTEMBER 30, 2017	5,240,328	$230	123,668	$1	$125,393	($119,501)	($1,089)	$5,034

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Loss	($3,866)	($14,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	292	485
Impairment of goodwill and intangible assets	—	3,518
Provision for doubtful accounts	19	218
Deferred income taxes	—	(8)
Stock-based compensation	1,060	1,478
Loss on disposal of assets	4,845	2,787
Revaluation of asset contribution related financial instruments, net (Note 2)	(2,948)	—
Changes in operating assets and liabilities:
Accounts receivable	4,122	4,004
Inventories	313	318
Prepaid expenses and other current assets	2,023	(959)
Accounts payable	(4,429)	(227)
Accrued compensation and related expenses	(2,548)	262
Other accrued liabilities	(5,942)	803
Deferred revenues	(1,146)	(1,035)
Adjustments related to operations	(4,339)	11,644
Net cash used in operating activities	(8,205)	(3,008)

Cash Flows From Investing Activities:
Decrease in restricted cash	92	382
Direct expenses related to asset acquisition	(283)	—
Purchases of property and equipment	15	(81)
Payment note receivable	(159)	—
Proceeds on sale of property and equipment	—	110
Proceeds on sale of other assets	7,000	1,750
Net cash provided by investing activities	6,665	2,161

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	For the Nine Months Ended September 30,
	2017	2016

Cash Flows From Financing Activities:
Proceeds from notes payable	—	5,460
Payments on notes payable	—	(5,983)
Net cash used in financing activities	—	(523)

Effect of exchange rate changes on cash	211	(638)
Net decrease in cash and cash equivalents	(1,329)	(2,008)
Cash and cash equivalents, beginning of period	2,335	3,302

Cash and cash equivalents, end of period	$1,006	$1,294

Supplemental information:

Cash paid for income taxes	$73	$110
Cash paid for interest	$—	$281
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition (Note 2)	$4,836	—

The accompanying notes are an integral part of these condensed consolidated financial statements

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

Note 1

The Company:

Background

FC Global Realty Incorporated (and its subsidiaries) (the “Company”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is a real estate investment company holding or in the process of acquiring investments in a variety of current and future real estate projects, including residential developments, commercial properties such as gas station sites, and hotels and resort communities, as described further in this report.

Under its previous name, PhotoMedex, Inc., the Company was, until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair. Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its then commercial bank loan covenants. As part of such redirected efforts, management maintained comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company also sold off certain business units and product lines to support this restructuring and on January 23, 2017, sold the last remaining major product line, its consumer products division. The Company did not present the consumer products segment as a discontinued operation, since the consumer products represented the entire remaining major operations of the Company at that time.

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute mostly certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary in a series of up to three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and/or newly designated Series A Convertible Preferred Stock as described below.

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

First Contribution

In the Initial Closing, the Contributor transferred certain assets comprising the Contributed Properties to the Company. On the Initial Closing date, the Contributor transferred to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, northern California, and which have an agreed upon value of approximately $2.6 million. The Contributor then completed the transfer to the Acquiror of its 17.9% passive interest in a limited liability company that is constructing a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”) on June 26, 2017. This residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots have been finished, and the remaining 214 are platted and engineered lots. The agreed upon value of its share of this property was approximately $7.4 million.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

In return for the Contributed Properties, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which represented approximately 19.9% of the Company’s issued and outstanding Common Stock immediately prior to the Initial Closing, at an agreed upon Per Share Value (defined below) of $2.5183, or $2,214,175 in the aggregate. These shares of Common Stock are restricted and unregistered. The Company issued the remaining $7,785,825 of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock”). Each share of the Series A Stock is convertible into 25 shares of the Company’s Common Stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”). The shares of Series A Stock are restricted and unregistered. The number of shares of Common Stock issued to the Contributor and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million agreed upon value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on Nasdaq during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of Common Stock both issued to the Contributor and issuable upon the conversion of the Series A Stock carry certain registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

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

Finally, the Company assumed all ancillary agreements, commitments and obligations with respect to these properties.

The Company elected to early adopt ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination of whether the transaction represents a business combination was evaluated by applying ASU 2017-01 guidance. The Company has determined that the group of assets assumed in the First Contribution do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represents an acquisition of assets rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets and financial liabilities resulting from the Second Contribution (i.e. the fair value of the equity interests issued) and the Optional Contribution (i.e. the fair value of the equity interests issued), was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill. See Note 2 Acquisition of Real Estate Assets.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

Contributor Parent must contribute to the Acquirer its 100% ownership interest in a private hotel that is currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel is located in Amarillo, Texas and has an agreed upon value of approximately $16 million and outstanding loans of approximately $10.11 million. Before contributing the property to the Acquiror, Contributor Parent must resolve a lawsuit concerning ownership of the property. Only when Contributor Parent has confirmed that it is the full and undisputed owner of the property may it contribute that interest to the Acquiror. If the contribution is made, the Company will account for this transaction as a business combination under ASC 805, Business Combinations.

On July 3, 2017, the Company and the Acquiror entered into an Agreement to Waive Second Closing Deliverables (the “Second Waiver”) with the Contributor Parties, amending the Agreement. The Contributor Parties had received an offer to purchase the Amarillo Hotel from a non-related third party. Under the Second Waiver, the Company and the Acquiror agreed to waive the requirement for the Contributor Parties to contribute to the Acquiror their 100% ownership interest in the Amarillo Hotel, and to accept in its place a contribution in cash of not less than $5.89 million from the Contributor Parties from the sale proceeds of the Amarillo Hotel, after the satisfaction of the outstanding loan, provided that the sale is completed and closed upon not later than August 31, 2017. In exchange the Contributor Parties would receive shares of stock in the Company, such amount to be calculated as set forth in the Second Waiver and Agreement. The sale of the Amarillo Hotel was not completed and closed by August 31, 2017, therefor the waiver of the requirement for the contribution of the interest in the Amarillo Hotel lapsed.

On September 22, 2017, the Company and Acquiror entered into a Second Agreement to Waive Closing Deliverables (the “Second Agreement”) with the Contributor Parties, amending the Contribution Agreement. Pursuant to the terms of the Second Agreement, the Company and the Acquiror agreed to extend the date for the closing of the sale of the Amarillo Hotel until October 18, 2017, with the contribution of the funds from the sale to be made not later than October 23, 2017. In exchange the Contributor Parties shall receive shares of stock in the Company, such amount to be calculated as set forth in the Contribution Agreement, as amended by the Agreement to Waive Closing Deliverables and the Second Agreement. If the sale of the Amarillo Hotel is not completed and closed by October 18, 2017, the waiver of the requirement for the contribution of the interest in the Amarillo Hotel will lapse. As of the filing of this report, November 14, 2017, the sale of the Amarillo Hotel has not been completed. As the sale was not completed by the stated deadline, the Contributor Parent is now re-evaluating how best to contribute this asset to our company.

In addition, Contributor Parent must contribute to the Acquiror its interest in Dutchman’s Bay and Serenity Bay (referred to as the “Antigua Resort Developments”), two planned full service resort hotel developments located in Antigua and Barbuda in which Contributor Parent owns a 75% interest in coordination with the Antigua government. Serenity Bay is a planned five star resort comprised of five contiguous parcels (28.33 acres) zoned for hotel and residential use that are planned for 246 units and 80 one, two and three bedroom condo units. Dutchman’s Bay is a planned four star condo hotel with 180 guestrooms, 102 two bedroom condos, and 14 three bedroom villas. For the property in Antigua, Contributor Parent must obtain an amendment to its agreement with the government to extend the time for development of these properties and confirm that all development conditions in the original agreement with the government have been either satisfied or waived.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

The Company has determined in accordance with the updated guidance of ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business that the Amarillo property (an operating hotel) represents a business as it is includes an organized workforce with the necessary skills, knowledge and experience to perform the acquired process and an input that the workforce could develop or convert into output. However, it was determined that the Antigua property does not represent a business. Based on the above conclusion it was determined that the Amarillo property component is not required to be analyzed under the provisions of ASC 815-10 - Derivatives and Hedging since such contract between an acquirer and a seller to enter into a business combination are scoped out from its provisions. As for the Antigua property it was determined that such future transaction does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the Company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of the Antigua property which represents a real estate asset. Based on the terms of this component, (i.e. the fair value of the Antigua property and the fair value of the shares that the Company is obligated to issue for this asset), it was determined that such freestanding financial instrument represents a financial asset required to be measured upon initial recognition of at fair value. Subsequent to initial recognition the financial instrument (which might be a financial asset or a financial liability depending on the fair value of its settlement terms) is required to be re-measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instrument, net”). See Note 2 Acquisition of Real Estate Assets.

Optional Contribution

Contributor Parent has the option to contribute either or both of two additional property interests valued at the agreed upon value of $66.5 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This third installment is optional in Contributor Parent’s sole discretion.

The Contributor Parent may contribute to the Acquiror its interest in a resort development project on an island just south of Hilton Head, South Carolina (“Melrose”). Contributor Parent currently has the property under a Letter of Intent and expects to close on the property by December 31, 2017. Melrose is valued by Contributor Parent at an agreed upon value of $22.5 million, based upon a senior lending position that Contributor Parent holds under the Letter of Intent on this property.

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

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing an agreed upon value of $86,450 (130% of the value of the agreed upon value of $66,500) by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. In addition, the Company will issue to Contributor a five (5) year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that shall vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Agreement. The number of warrant shares and the exercise price will be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction. These optional contributions represent a potential liability to the Company as the number of shares and warrants to be issued is fixed but the market value of the shares fluctuates. It is possible that the share price could rise to a level that upon contribution of the properties causes the Company to give consideration that exceeds the fair value of the assets acquired. This would represent a potential liability to the Company and to quantify the liability the Company has used the Black Scholes formula. The warrants also represent a potential liability in that the Company may be required to issues shares at $3 when the share price is significantly higher.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

To estimate the fair value of the liability associated with optionality granted to the Contributor as well as the warrant liability, Management has used the Black Scholes option pricing formula. The key input in the calculation is the assumption of how volatile the Company stock will be over the life of the option. The more volatile the Company is expected to be, the greater its potential liability. Future volatility is unknown, as such Management has used a volatility proxy of 39.45% which equals the average volatility of stocks in the Company’s forward looking peer group of Real Estate Development. After the calculation is performed, additional factors must be considered. It is possible that despite being economically rational to contribute the properties based on the Company stock price relative to the value of the optional properties, the Contributor may not have the ability to contribute. Therefore a 50% discount is applied to the option value produced by the Black Scholes formula to arrive at final liability value for the optionality component. The warrants receive a further 50% discount as they contain a vesting schedule with milestones that must be achieved by the Contributor once the property is contributed. As of September 30, 2017, the fair value of such liability is estimated to be $1,013 and is presented in the consolidated balance sheet.

The Company has determined that the Company’s contractual obligations under the optional contributions does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the Company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of certain real estate assets. Thus, such freestanding financial instrument were classified as financial liabilities and were measured upon initial recognition at fair value. Subsequent to initial recognition the financial liabilities are measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instruments, net”).

Resignation and Appointment of Officers and Directors

Pursuant to the Agreement, there were changes to the Company’s named executive officers and its board of directors that were made on May 17, 2017.

Named Executive Officers

Dr. Dolev Rafaeli and Dennis McGrath resigned from their positions as officers of the Company and its subsidiaries, and Dr. Yoav Ben-Dror resigned from his position as director of the Company and its subsidiaries. Dr. Rafaeli resigned as Chief Executive Officer, and Mr. McGrath resigned as President and Chief Financial Officer, of the Company; following such resignation both employees assumed other positions within the company and their employment terms were remained unchanged.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

The Agreement is subject to the usual pre- and post-closing representations, warranties and covenants, and restricts that the Company’s conduct is in the ordinary course of business between the signing and December 31, 2017.

Payout Notes

Under the Agreement, amounts due to Dr. Dolev Rafaeli and Dennis McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member of the Company’s foreign subsidiaries (see Note 6), were to be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes would be due one year after the stockholder approval and carry a ten percent (10%) interest rate. The principal would convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the thirty (30) trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock should in no event be less than $1.75 per share. The Payout Notes would be secured by a security interest in all assets of the Company; provided, however, that such security interest would be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes would have demand registration rights which would require the filing of a re-sale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance. The form of those Payout Notes was agreed to at the time of signing of the Contribution Agreement and was attached as an exhibit thereto. In connection with the Payout Notes, the parties also agreed to a form of security agreement (the “Security Agreement”), which was also attached as an exhibit to the Contribution Agreement.

On October 12, 2017, the Company issued the Payout Notes to Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the principal amounts of $3,134, $978 and $1,515, respectively. The Payout Notes are due on October 12, 2018 and carry a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017 (each such payment, a “Monthly Interest Payment” and each date of such payment, an “Interest Payment Date”). As of September 30, 2017 the Company has accrued for the Payout Notes to Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amounts of $1,262, $168 and $1,292, respectively.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

The Payout Notes may not be prepaid by the Company without the written consent of the holder. Notwithstanding the foregoing, if the Company sells any of its securities, whether equity, equity-linked or debt securities (a “Capital Raising Transaction”), prior to the maturity date, then forty percent (40%) of the funds raised in such Capital Raising Transaction shall be used to pay down the Payout Notes on a pro rata basis based upon the relative principal amounts; provided, however, that if the investors in such Capital Raising Transaction stipulate that the proceeds cannot be used to pay down indebtedness, then none of the proceeds of such Capital Raising Transaction shall be used to pay down the Payout Notes on an accelerated basis; provided further, however, that a committee consisting of board members Michael R. Stewart and Dennis M. McGrath unanimously consent to the use of proceeds from such Capital Raising Transaction.

The principal will convert to shares of the Company’s common stock at maturity at the lower of (i) $2.5183 or (ii) the volume-weighted average price (“VWAP”) with respect to on-exchange transactions in the Company’s common stock executed on the Nasdaq Stock Market (or such other market as the Company’s stock may then trade on) during the thirty (30) trading days prior to the maturity date, as reported by Bloomberg L.P.; provided, however, that the value of the Company’s common stock shall in no event be less than $1.75 per share. In addition, each holder of a Payout Note may elect to have a Monthly Interest Payment paid in shares of common stock, at the VWAP with respect to on-exchange transactions in the Company’s common stock executed on the Nasdaq Stock Market (or such other market as the Company’s stock may then trade on) during the thirty (30) trading days ending five (5) trading days prior to the applicable Interest Payment Date, as reported by Bloomberg L.P.

The holders of the Payout Notes have demand registration rights which require the filing of a re-sale registration statement on appropriate form that registers for re-sale the shares of common stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

The Payout Notes contain standard events of default, including: (i) if the Company shall default in the payment of the principal amount or any interest as and when the same shall become due and payable; or (ii) if the Company shall violate or breach to a material extent any of the representations, warranties and covenants contained in the Payout Notes or the Security Agreement and such violation or breach shall continue for thirty (30) days after written notice of such breach shall been received by the Company from the holder; or (iii) in the event of any voluntary or involuntary bankruptcy, liquidation or winding up of the Company, as more particularly described in the Payout Notes.

The foregoing summary of the terms and conditions of the Payout Notes does not purport to be complete and is qualified in its entirety by reference to the full text of those documents filed as exhibits to the Company’s Form 8-K filed with the SEC on October 18, 2017.

Special Meeting of Stockholders

As promptly as possible following the Initial Closing, the Company was required to file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

• the approval of the issuance of the Payout Notes and the issuance of the Company’s Common Stock upon conversion thereof; and

• the election of a new Board of Directors as set forth above in Resignation and Appointment of Officers and Directors in this report.

Board members, officers and certain insiders of the Company are subject to a voting agreement under which they were obligated to vote in favor of the proposals at the above mentioned stockholder meeting.

The Annual Meeting of Shareholders was convened on September 14, 2017, then adjourned and reconvened on October 12, 2017, at which meeting all of the proposals specified in the Company’s Definitive Proxy and further described in that Proxy and in this filing were approved by the shareholders.

Registration Rights

Promptly following the execution of the Agreement, the Company is required to prepare and file with the Securities and Exchange Commission two registration statements on Form S-3 (or such other form available for this purpose) (the “Registration Statements”) to register (a) the primary offering by the Company (i) to the holders of the Payout Notes the Common Stock underlying the Payout Notes, and (ii) to the unaffiliated shareholders of Contributor Parent the Common Stock distributed to such unaffiliated shareholders as a dividend by Contributor Parent and (b) the secondary offering (i) by the Contributor Parties of all the shares of the Company’s Common Stock (including, without limitation, the shares of Common Stock underlying the Warrant) retained by the Contributor Parties, (ii) by Maxim Group LLC of the shares received by it as compensation for services rendered to Contributor Parent, and (ii) by certain affiliates of the Contributor Parent who receive shares from Contributor Parent. As of the date of this filing, the Company has not filed these registration statements.

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

Notification of Delisting of Shares and Resumption of Trading on NASDAQ

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

On September 28, 2017, the Company announced that on September 28, 2017, the Company received formal notice that the Nasdaq Listing and Hearing Review Council (the “Listing Council”) had granted the Company’s request for the resumption of trading of the Company’s common stock on NASDAQ, which took effect with the open of the market on, October 2, 2017.

Liquidity and Going Concern

As of September 30, 2017, the Company had an accumulated deficit of $119,501. To date, and subsequent to the recent sale of the Company’s last significant business unit, the Company has dedicated most of its financial resources to general and administrative expenses. At present, the Company is not generating any revenues from operating activities.

Cash and cash equivalents as of September 30, 2017 were $1,256, including restricted cash of $250. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. On January 23, 2017, the Company sold its consumer products division to ICTV Brands, Inc., for a total selling price of $9.5 million. The Company has collected $5 million of that purchase price; the remaining amount of up to $4.5 million was to be payable through a contingent royalty on the sale of consumer products by ICTV Brands.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties will be contributed to the Company in exchange for the issuance of Company stock. The closing on the First Contribution under this pending transaction occurred on May 17, 2017. However, there is no guarantee that additional contributions under the pending transaction with First Capital will close, or will close on time; that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations or that we will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. As described above the First Contribution was closed at May 2017. However, the assets assumed in such contribution do not represent a business and currently are not producing cash flows and/or revenues. Also, the Second Contribution and the Optional Contribution are not assured and might not be completed.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

Acquisitions and Dispositions

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting in immediate cash proceeds to the Company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the third quarter ended September 30, 2016, and for the year ended December 31, 2016. The parties entered into several ancillary agreements as part of this transaction, including a Neova Escrow Agreement and a Neova Transition Services Agreement. Under the Neova Escrow Agreement, $250 of the Purchase Price (the "Escrow Amount") was placed into an escrow account held by U.S. Bank National Association as Escrow Agent. The funds were to remain in escrow until September 15, 2017, one year following the closing of the transaction. As of the filing of this report, November 14, 2017, the Company has not received these funds and is considering litigation. If litigation is pursued and fails, the Company will recognize an additional loss on the sales of the Neova product line for the amount of funds withheld from the escrow account.

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

On July 12, 2017 the Company entered into a Termination and Release Agreement (the “Release”) under which the Asset Purchase Agreement described above was terminated and is of no further force and effect, except for certain surviving rights, obligations and covenants described in the Release. Pursuant to the Release, the purchaser of the Consumer Division paid to the Company $2,000 in cash, received July 13, 2017; the purchaser will have no further royalty or other payment obligations under the Purchase Agreement. The Company derecognized the $4,500 Royalty Receivable (which had been recognized on January 23, 2017) and recognized a total loss of $ 2,000 in the nine-month period ended September 30, 2017, resulting in an adjustment of $2,000 to the amount of the loss on the disposal of the asset.

The Company had classified the assets of the Consumer Division as assets held for sale as of December 31, 2016.

As part of the sale of the consumer product line which transaction was determined to represent a complete liquidation of a foreign subsidiary the cumulative translation adjustment of $3,228 related to that foreign entity was reclassified from accumulated other comprehensive income (loss) and reported as part of gain or loss from the sale.

On March 31, 2017, the Company entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute certain real estate assets to the Company’s subsidiary in a series of three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and newly designated Series A Convertible Preferred Stock. Further details on this transaction and the Company’s transition to a real estate investment company are contained in these notes.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

TERMINATION OF PROPOSED TRANSACTION

On February 19, 2016, FC Global Realty Incorporated, then known as PhotoMedex, Inc., Radiancy, Inc., a wholly-owned subsidiary of the Company (“Radiancy”), DS Healthcare Group, Inc. (“DSKX”) and PHMD Consumer Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub A”), entered into an Agreement and Plan of Merger and Reorganization (the “Radiancy Merger Agreement”) pursuant to which Radiancy will merge with Merger Sub A, with Radiancy as the surviving corporation in such merger (the “Radiancy Merger”). Concurrently, the Company, PTECH, DSKX, and PHMD Professional Acquisition Corp., a wholly-owned subsidiary of DSKX (“Merger Sub B”), entered into an Agreement and Plan of Merger and Reorganization (the “P-Tech Merger Agreement” and together with the Radiancy Merger Agreement, the “Merger Agreements”) pursuant to which PTECH will merge with Merger Sub B, with PTECH as the surviving corporation in such merger (the “P-Tech Merger” and together with the Radiancy Merger, the “Mergers”). As a result of the Mergers, DSKX would become the holding company for Radiancy and PTECH. The Mergers are expected to qualify as tax-free transfers of property to DSKX for federal income tax purposes.

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

On May 27, 2016, the Company, Radiancy, and P-Tech, terminated both Agreements and Plans of Merger and Reorganization among the Company and its affiliates and DS Healthcare Group. Given the material breaches identified in the Company’s notice to DSKX, the Company had initiated litigation seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements. On May 27, 2016, the Company, Radiancy and P-Tech filed a complaint in the U.S. District Court for the Southern District of New York alleging breaches of the Merger Agreements by DSKX and seeking the damages described in the foregoing sentence.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (In thousands, except share and per share amounts)

On June 23, 2017, the Company and its subsidiaries Radiancy and P-Tech entered into a Confidential Settlement and Mutual Release Agreement (the “DS Settlement Agreement”) with DSKX and its subsidiaries.

The terms of the DS Settlement Agreement are confidential; the parties dismissed the suit between them with prejudice on June 23, 2017. The accounting impact of the settlement agreement has been recorded in the accompanying consolidated statements of comprehensive loss for the nine months ended September 30, 2017 within operating expenses as “other income, net”.

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

Basis of Presentation:

Accounting Principles

The accompanying condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“fiscal 2016”). The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements and should be read in conjunction with the audited consolidated financial statements and related notes included in our Form 10-K for fiscal 2016. The accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from those audited financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature.

The results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017 or for any other interim period or for any future period.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the wholly- and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

The Company provided a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when a right of return exists. Reported revenues are shown net of the returns provision. Such allowance for sales returns is included in Other Accrued Liabilities. (See Note 8). Due to the sale of the remainder of the consumer products division in January 2017, there is no remaining allowance for product returns as of September 30, 2017.

Deferred revenue included amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities were deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service is provided, as applicable to each service.

Functional Currency

The currency of the primary economic environment in which the operations of the Company, its U.S. subsidiaries and Radiancy Ltd., its subsidiary in Israel, are conducted is the US dollar (“$” or “dollars”). Thus, the functional currency of the Company and its subsidiaries (other than the foreign subsidiaries mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the other foreign subsidiaries are each conducted in the local currency of the subsidiary. These currencies include: Great Britain Pounds (GBP) and Israel (NIS). Substantially all of the Group’s revenues are derived in dollars or in other currencies linked to the dollar. Purchases of most materials and components were carried out in, or linked to the dollar.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

From time to time the Company carried out transactions involving foreign exchange derivative financial instruments (mainly forward exchange contracts) which were expected to be paid with respect to forecasted expenses of the Israeli subsidiary (Radiancy) denominated in Israeli local currency (NIS) which is different than its functional currency.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

At September 30, 2017, the balance of such derivative instruments amounted to $0 in assets and $0 was recognized as financing income in the Statement of Comprehensive (Loss) Income during the three and nine month periods ended that date.

There are no foreign currency derivatives as of September 30, 2017.

Accrued Warranty Costs

The Company offered a standard warranty on product sales generally for a one to two-year period. The Company provided for the estimated cost of the future warranty claims on the date the product was sold. Total accrued warranty was included in Other Accrued Liabilities on the balance sheet. The activity in the warranty accrual during the nine months ended September 30, 2017 and 2016 is summarized as follows:

	September 30,
	2017	2016
	(unaudited)	(unaudited)
Accrual at beginning of year	$241	$331
Additions charged to warranty expense	—	78
Expiring warranties	—	(130)
Claims satisfied	—	(131)
Sale of consumer segment	(241)	—
Total	$—	$148

Net Loss Per Share

Basic and diluted net loss per common share were calculated using the following weighted-average shares outstanding:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted-average number of common and common equivalent shares outstanding:
Basic and Diluted number of common shares outstanding	8,299,528	4,157,917	6,296,604	4,173,146
Diluted number of common and common stock equivalent shares outstanding	8,299,528	4,157,917	6,296,604	4,173,146

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Diluted loss per share for the three and nine months ended September 30, 2017, exclude the impact of common stock options and warrants, totaling 64,939,538 and 32,469,769 shares respectively, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods. Diluted loss per share for the three and nine months ended September 30, 2016, exclude the impact of common stock options and warrants, totaling 209,398 shares, as the effect of their inclusion would be anti-dilutive, due to the loss from continuing operations for the periods.

Recently Issued Accounting Standards

ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and Related Updates

In May of 2014, the FASB issued ASC Update 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASC Update 2014-09 provides guidance for the recognition, measurement and disclosure of revenue related to the transfer of promised goods or services to customers. This update was originally effective for fiscal years beginning after December 15, 2016, for which early adoption was prohibited.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

ASU 2016 - 02 “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions”

In February of 2016, the FASB issued ASC Update 2016 - 02, “Leases (Topic 842): Section A – Leases: Amendments to the FASB Accounting Standards Codification; Section B – Conforming Amendments Related to Leases: Amendments to the FASB Accounting Standards Codification; Section C – Background Information and Basis for Conclusions.” ASC Update 2016-02 amends guidance related to the recognition, measurement, presentation and disclosure of leases for lessors and lessees. This update is effective for fiscal years beginning after December 15, 2018, including the interim periods within those years, with early adoption permitted. The Company is in the process of evaluating the effect that ASU 2016-02 will have on the results of operations and financial statements, if any.

ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”

In June 2016, the FASB issued ASC Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASC Update 2016-13 revised the criteria for the measurement, recognition, and reporting of credit losses on financial instruments to be recognized when expected. This update is effective for fiscal years beginning after December 15, 2019, including the interim periods within those years, with early adoption permitted for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company is in the process of evaluating the effect that ASU 2016-13 will have on the results of operations and financial statements, if any.

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

The Company is in the process of assessing the impact, if any, of ASU 2016-09 on its financial statements.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business”

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

If the screen is not met, the amendments in this Update (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the Board has developed more stringent criteria for sets without outputs. Also, ASU 2017- 01 narrows the definition of the term output so that the term is consistent with how outputs are described in Topic 606.

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

The Company decided to early apply ASU 2017-01, and thus the assets contributed to the Company in connection with the asset contribution described in Note 2 (which its first installment was closed on May 17, 2017) were evaluated in accordance with the updated guidance ASU 2017-01. See Note 2.

Note 2

Acquisition of Real Estate Assets:

The Company elected to early adopt ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination whether the asset contribution transaction represents a business combination was evaluated by applying the ASU 2017-01 guidance. The Company has determined that the group of assets assumed in the First Contribution (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represents an acquisition of assets rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets and financial liabilities resulting from the Second Contribution and the Optional Contribution, was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The consideration of the asset acquisition as of May 17, 2017 consists of the following:

Fair value of FC Global common stock	$1,275
Fair value of FC Global series A preferred stock	4,483
Fair value of financial liability related to Optional contribution (A)	857
Fair value of Warrant (A)	1,925
Fair value of asset related to future mandatory asset contribution (B)	(4,175)
Fair value of assumed note payable on acquired asset	470
Transaction costs	283
Total consideration	$5,118

A.	See Note 1 “Second Contribution”
B.	See Note 1 “Optional Contribution”

●	Based on first contribution date values.

The fair value of the assets acquired and liabilities assumed were based on management estimates and values derived from an outside independent appraisal. The following table summarizes the allocation of the consideration to the assets acquired in the transaction.

The allocation of total consideration:

Investment properties	2,450
Investment in other company	2,668
Total assets acquired at fair value	$5,118

The fair value of options granted was estimated at the dates of grant using the Black-Scholes option pricing model. The following are the data and assumptions used:

Options Value:

	May 17, 2017	September 30, 2017

Dividend yield (%)	0	0
Expected volatility (%)	39.45	39.45
Risk free interest rate (%)	1.25	1.25
Strike price (US dollars)	1.93	1.93
Stock price (US dollars)	1.45	1.15
Probability (%)	50	50
Expected term of options (years)	0.62	0.25

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Warrants Value:

	May 17, 2017	September 30, 2017

Dividend yield (%)	0	0
Expected volatility (%)	39.45	39.45
Risk free interest rate (%)	1.25	1.25
Strike price (US dollars)	3	3
Stock price (US dollars)	1.45	1.15
Probability (%)	50	50

Expected term of options (years)	5	4.63

 Asset related to future mandatory asset contribution:

	May 17, 2017	September 30, 2017

Dividend yield (%)	0	0
Stock price (US dollars)	1.45	1.15
Probability (%)	70	70

During the period from the closing of the first contribution to September 30, 2017, the Company recognized a $ 2.9 million net gain as revaluation of the fair value of the financial asset and liabilities described above.

Note 3

Inventories:

	September 30, 2017	December 31, 2016
	(unaudited)
Raw materials and work in progress	$—	$1,968
Finished goods	—	5,368
Total Inventories	—	$7,336
Less assets held for sale (see Note 1)	—	(7,336)
Total inventories	$—	$—

See Acquisitions and Dispositions regarding inventory balance classified as part of the assets held for sale as of December 31, 2016. During January 2017, all consumer inventory was sold to ICTV. See Acquisitions and Dispositions in Note 1.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 4

Property and Equipment, net:

	September 30, 2017	December 31, 2016
	(unaudited)
Equipment, computer hardware and software	$314	5,005
Furniture and fixtures	350	433
Leasehold improvements	112	438
	776	5,876
Accumulated depreciation and amortization	(776)	(4,888)
Total property and equipment	—	$988
Less assets held for sale	—	(911)
Property and equipment, net	$—	$77

Depreciation and related amortization expense was $177 and $218 for the nine months ended September 30, 2017 and 2016, respectively.

Note 5

Patents and Licensed Technologies, net:

	September 30, 2017	December 31, 2016
	(unaudited)
Gross amount beginning of period	$—	$3,376
Additions	—	(177)
Translation differences	—	36
Gross amount end of period	—	3,235

Accumulated amortization	—	(1,974)
Impairment	—	(1,261)

Patents and licensed technologies, net	$—	$—

Related amortization expense was $0 and $230 for the nine months ended September 30, 2017 and 2016, respectively.

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

See Note 1, Accounting for the Impairment of Goodwill, in the Company’s Form 10-K for the year ended December 31, 2016, for more information.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

Note 7

Accrued Compensation and related expenses:

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued payroll and related taxes	$41	$262
Accrued vacation	20	66
Accrued commissions and bonuses	1,430	3,701
Total accrued compensation and related expense	$1,491	$4,029

Note 8

Other Accrued Liabilities:

	September 30, 2017	December 31, 2016
	(unaudited)
Accrued warranty, current, see Note 1	$—	$93
Accrued taxes, net	1,662	1,606
Accrued sales returns (1)	—	1,975
Other accrued liabilities	3,123	4,417
Total other accrued liabilities	$4,785	$8,091

(1)	The activity in the accrued sales returns liability account was as follows:

	Nine Months Ended September 30,
	2017	2016
	(unaudited)	(unaudited)
Balance at beginning of year	$1,975	$4,179
Additions that reduce net sales	—	7,124
Deductions from reserves	(1,975)	(9,615)
Balance at end of period	$—	$1,688

Note 9

Income Taxes:

In connection with the former skincare activities, the Company’s tax expense included federal, state and foreign income taxes at statutory rates and the effects of various permanent differences.

The difference between the Company’s effective tax rates for the nine month period ended September 30, 2017 and the U.S. Federal statutory rate (34%) resulted primarily from current federal and state losses for which no tax benefit is provided due to the 100% valuation allowance for those jurisdictions. In addition, the Israeli and UK subsidiaries’ earnings are taxed at rates lower than the U.S. federal statutory rate (Israel 25% standard corporation tax rate and in the UK 20%).

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

During the nine months ended September 30, 2017, the Company had no material changes to liabilities for uncertain tax positions. The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2012 through 2016 and is also generally subject to various State income tax examinations for calendar years 2012 through 2016. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2011 through 2016.

As a result of its anticipated transition into a real estate investment company, such transition to commence after the filing of this report with the closing of the Second Contribution scheduled to close before December 31, 2017 and with the closing of the First Contribution on May 17, 2017, the Company will re-examine its tax status and re-evaluate the quantity and type of its tax reporting.

Note 10

Commitments and contingencies:

On June 22, 2017, the United States District Court for the Middle District of Florida, Orlando Division, dismissed the Company and Dr. Dolev Rafaeli, its former Chief Executive Officer, from the case of Linda Andrew v. Radiancy, Inc.; the Company (under the name Photomedex, Inc.); and Dolev Rafaeli. Ms. Andrew had filed a product liability suit alleging damages from her use of a no!no! hair device. The claims against the Company and Dr. Rafaeli were dismissed without prejudice. The Company’s subsidiary, Radiancy, Inc., remains a defendant in the suit.

As previously reported on Form 10-Q, Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2017, and on the Forms 10-K, Current Report, filed on April 14, 2016 and May 31, 2016, the Company and its subsidiaries had entered into Agreements and Plans of Merger and Reorganization with DSKX and its subsidiaries, under which DSKX’s subsidiaries would merge with the Company’s subsidiaries, in exchange for which DSKX would issue stock in its company to the Company. On May 27, 2016, the Company and its subsidiaries terminated the Agreements and Plans of Merger and Reorganization with DSKX and filed suit against DSKX in the United States District Court for the Southern District of New York alleging that DSKX breached certain obligations under those Merger Agreements and asserted claims for declaratory judgment, breach of contract, seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements.

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “DS Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

The terms of the DS Settlement Agreement are confidential; the parties dismissed the suit between them with prejudice on June 23, 2017.

During the three months ended September 30, 2017, Radiancy, Inc. (“Radiancy”), a subsidiary of the Company entered into a Settlement Agreement and Release (the “Mouzon Settlement Agreement”) with regard to Mouzon, et al. v. Radiancy, Inc., a civil action filed in the United States District Court for the District of Columbia.

The Mouzon civil action alleged certain marketing and warranty claims against Radiancy and its President, Dolev Rafaeli, who was earlier dismissed from the suit, on behalf of a purported class of individuals who had purchased the nono! Hair® removal product marketed and sold by Radiancy. The settlement also includes the potential plaintiffs under April Cantley v. Radiancy, Inc., a purported class action lawsuit originally filed in the Superior Court in the State of California, County of Kern, which was removed to the Federal Court system and consolidated with the Mouzon litigation. Additional information on these cases was previously reported in the Form 10-K, Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934, filed for the year ending December 31, 2016, and in earlier filings on Forms 10-K; Forms 10-Q, Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; and Forms 8-K, Current Reports.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The terms and conditions of the Mouzon Settlement Agreement are also confidential; the parties will dismiss the suit between them with prejudice.

The Company is a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York.  The suit names as Defendants Suneet Singal, an officer of various First Capital companies as well as the Chairman and President of the Company, Frank Grant and Richard Leider, board members of  First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, Photomedex Inc., as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P.

The suit is the ninth filed by Jacob Frydman and/or JFURTI, LLC in a dispute between the plaintiffs and the First Capital group of companies, which entered into a series of agreements with Mr. Frydman beginning in September 2015.  Mr. Frydman had founded, sponsored, and taken public United Realty Trust Incorporated, a Real Estate Investment Trust (“REIT”).  Mr. Frydman was the CEO and Chairman of the REIT as well as the owner of various other United Realty branded companies affiliated with the REIT business.  In September 2015, Mr. Frydman and Singal negotiated and agreed to a transaction between various First Capital branded companies, on the one hand, and the United Realty branded companies affiliated with the REIT business, on the other hand, as a result of which the REIT was rebranded as First Capital REIT.

After the September 2015 transaction was concluded, several disputes arose between the parties.  This suit is the ninth action brought by Mr. Frydman in state and federal courts relating to these disputes, and the second attempt by Mr. Frydman and JFURTI to bring federal claims derivatively in this Court against First Capital entities and other parties.  The first action, titled JFURTI, LLC and Jacob Frydman v. Forum Partners Investment Management LLC et al.,  No. 16 Civ. 8633 (the “Prior Action”), commenced on November 7, 2016 and asserted, inter alia, derivative RICO and securities fraud claims.  The Court dismissed the action in a decision and order dated April 27, 2017.

Following dismissal of the Prior Action, Mr. Frydman sent letters to each member of the REIT’s Board of Directors (the “Demand Letter”) demanding that the Board investigate and remediate the dissipation of assets as alleged by plaintiffs.  In particular, the Demand Letter questioned (i) a letter of intent with Presidential announced in an 8K filed by First Capital REIT on or about July 18, 2016; (ii) First Capital REIT’s use of funds raised between September 15, 2015 and February 28, 2016; (iii) an interest contribution agreement with Presidential entered into on or about December 16, 2016; (iii) the REIT’s failure to file quarterly and annual reports; (iv) an interest contribution agreement entered into on March 31, 2017 with Photomedex; and (v) other purportedly fraudulent acts such as publishing an artificially inflated NAV, defaulting on certain mortgage loans, misrepresentations by Singal with respect to certain properties contributed to the REIT through the Master Agreement executed on September 15, 2015, and various loan agreements with Forum Partners Investment Management LLC.   The Demand Letter also demanded inspection of certain corporate documents pursuant to Md. Code § 2-512.

The REIT commenced such an investigation, and offered such an inspection, but Mr. Frydman and JFURTI failed to wait for the results of the investigation or make any inspection, and instead brought suit in the same court as the Prior Action.  The suit alleges, among other claims, violations of § 10(b) of the Exchange Act and Rule 10b-5 (1) against Singal and FCREI for misrepresentations in connection with the Master Agreement entered into on September 15, 2015 and related agreements; (2) against Downey Brand for failure to file certain deeds; (3) against the First Capital Defendants (except Grant and Leider), the Forum Defendants, and the Presidential Defendants for a fraudulent scheme to sell REIT assets to Presidential; and (4) against the First Capital Defendants, the Forum Defendants, and Photomedex for the transfer of First Capital REIT and First Capital OP assets to Photomedex in exchange for allegedly worthless shares.  There are also claims under state law for common law fraud, conversion, fraudulent conveyance, waste and mismanagement, accounting, injunctive relief, and violation of Cal. Bus. & Prof. Code § 17-200.  Many of the claims asserted in the Complaint, including the securities fraud claims, were never raised in the Demand Letter, as required by law.  The suit seeks damages against all defendants for the failure of the REIT to respond to the Demand Letter, and an injunction against the sale of the assets to the Presidential defendants.

The parties submitted a motion for an order (i) staying all proceedings in this action for 60 days, or until the end of 2017, and (ii) extending the defendants time to respond to the Complaint, or to make a motion with respect to the Complaint, until 45 days after First Capital REIT’s response to the Demand Letter.  The Court granted that motion on October 31, 2017.

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

Note 11

Employee Stock Benefit Plans:

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 74,000 shares; of which 2,135 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,079 shares were reserved for outstanding stock options. The number of shares available for future issuance pursuant to this plan is 71,865 as of September 30, 2017.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”). The 2005 Equity Plan has authorized 1,200,000 shares, of which 467,328 shares had been issued or were reserved for issuance as awards of shares of common stock, and 143,815 shares were reserved for outstanding options as of September 30, 2017. The number of shares available for future issuance pursuant to this plan is 588,857 as of September 30, 2017.

Stock option activity under all of the Company’s share-based compensation plans for the nine months ended September 30, 2017 was as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, January 1, 2017	134,150	$85.22
Granted	—	—
Exercised	—	—
Cancelled	(42,085)	71.50
Outstanding, September 30, 2017	92,065	$91.43
Options exercisable at September 30, 2017	88,185	$91.22

At September 30, 2017, there was $69 of total unrecognized compensation cost related to non-vested option grants and stock awards that is expected to be recognized over a weighted-average period of 0.41 years.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Restricted stock vests ratably over a three-to-five year period, depending upon the terms of the grant. Employees must remain employed by the Company on each vesting date in order to have unrestricted ownership in these shares; employees who leave before a vesting date forfeit the shares in which they have not yet vested and the issuance of those shares is cancelled. As of September 30, 2017, 251,250 shares had been cancelled due to forfeiture by employees.

Total stock based compensation expense was $1,060, and $1,478, for the nine months ended September 30, 2017 and 2016, respectively, including amounts relating to consultants.

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

Under the skin care health operations the Company had organized its original business into three operating segments to align its organization based upon the Company’s management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment derived its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products; that segment was sold on January 23, 2017. The Physician Recurring segment generated its revenues mainly from the sales of skincare products; that segment was sold on September 15, 2016. The Professional segment generates revenues from the sale of equipment, such as medical and esthetic light and heat based products; that segment remains with the Company as of the current date, but is not active.

The anticipated real estate investment properties to be transferred to the Company will be classified into one or more additional operating and reportable segments.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

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

Three Months Ended September 30, 2017 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross profit	—	—	—	—
Gross profit %

Allocated operating expenses:
Engineering and product development	—	—	—	—
Selling and marketing expenses	—	—	—	—
Loss on disposal of assets	594			594

Unallocated operating expenses	—	—	—	2,888
	594	—	—	3,482
Loss from continuing operations	(594)	—	—	(3.482)

Revaluation of asset contribution related financial instruments, net	—	—	—	326
Interest and other financing income, net	—	—	—	20

Loss from continuing operations before income taxes	($594)	$—	$—	($3,136)

Three Months Ended September 30, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$6,142	$840	$276	$7,258
Costs of revenues	909	461	117	1,487
Gross profit	5,233	379	159	5,771
Gross profit %	85.2%	45.1%	57.6%	79.5%

Allocated operating expenses:
Engineering and product development	243	83	—	326
Selling and marketing expenses	3,921	591	17	4,529
Impairment	3,518			3,518
Loss on sale of assets		1,731		1,731

Unallocated operating expenses	—	—	—	2,894
	7,682	2,405	17	12,998
Income (loss) from continuing operations	(2,449)	(2,026)	142	(7,227)

Interest and other financing income, net	—	—	—	88

Income (loss) from continuing operations before income taxes	($2,449)	($2,026)	$142	($7,139)

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Nine Months Ended September 30, 2017 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$3,539	$—	$—	$3,539
Costs of revenues	100	—	—	100
Gross profit	3,439	—	—	3,439
Gross profit %	97.1%			97.1%

Allocated operating expenses:
Engineering and product development	143	—	—	143
Selling and marketing expenses	620	—	—	620
Loss on sale of assets	4,816	29	—	4,845
Unallocated operating expenses	—	—	—	4,428
	5,579	29	—	10,036
Loss from continuing operations	(2,140)	(29)	—	(6,597)

Revaluation of asset contribution related financial instruments, net				2,948
Interest and other financing expense, net	—	—	—	(103)

Loss from continuing operations before income taxes	($2,140)	($29)	$—	($3,752)

Nine Months Ended September 30, 2016 (unaudited)

	CONSUMER	PHYSICIAN RECURRING	PROFESSIONAL	TOTAL
Revenues	$25,724	$3,302	$708	$29,734
Costs of revenues	5,412	1,853	330	7,595
Gross profit	20,312	1,449	378	22,139
Gross profit %	79.0%	43.9%	53.4%	74.5%

Allocated operating expenses:
Engineering and product development	779	204	—	983
Selling and marketing expenses	16,677	2,045	35	18,757
Impairment	3,518			3,518
Loss on sale of assets		1,731	843	2,574

Unallocated operating expenses	—	—	—	9,791
	20,974	3,980	878	35,623
Loss from continuing operations	(662)	(2,531)	(500)	(13,484)

Interest and other financing expense, net	—	—	—	(537)

Loss from continuing operations before income taxes	($662)	($2,531)	($500)	($14,021)

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

For the three and nine months ended September 30, 2017 and 2016 (unaudited), net revenues by geographic area were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
North America [1]	$—	$4,257	$2,475	$18,376
Asia Pacific [2]	—	744	—	2,180
Europe (including Israel)	—	2,246	1,064	9,147
South America	—	11	—	31
	$—	$7,258	$3,539	$29,734

1 United States		$3,528	$2,475	$15,405
1 Canada		$277	$—	$1,506

As of September 30, 2017 and December 31, 2016, long-lived assets by geographic area were as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
North America	$—	$71
Asia Pacific	—	6
Europe (including Israel)	—	—
	$—	$77

The Company discusses segmental details in its Management Discussion and Analysis found elsewhere in this Quarterly Report on Form 10-Q.

Note 13

Significant Customer Concentration:

No single customer accounted for more than 10% of total Company revenues for either of the three or nine months ended September 30, 2017 or 2016.

Note 14

Subsequent Events:

Amendment No. 2 to the Interest Contribution Agreement

On October 11, 2017, the Company and its subsidiary FC Global Realty Operating Partnership, LLC entered into an Amendment No. 2 (the “Amendment No. 2”) to the Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated. Under Amendment No. 2 the parties agreed to amend the proposed terms of the Payout Notes as described below.

Prior to issuance of the Payout Notes, Messrs. Rafaeli, McGrath and Ben-Dror requested certain changes to the forms of Payout Note and Security Agreement, including the removal of certain subordination provisions and the addition of a provision regarding acceleration of payment, which required the parties to enter into the Amendment No. 2. The form of the Payout Note attached as Exhibit H to the Contribution Agreement and the form of the Security Agreement attached as Exhibit I to the Contribution Agreement were amended by the Amendment No. 2 and were replaced in their entirety as exhibits to the Contribution Agreement.

The foregoing summary of the terms and conditions of the Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment No. 2 filed as an exhibit to the Company’s form 8-K filed with the SEC on October 18, 2017.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Issuance of Payout Notes

On October 12, 2017, the Company issued the Payout Notes to Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the principal amounts of $3,133,934, $977,666 and $1,515,000, respectively. The Payout Notes are due on October 12, 2018 and carry a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017 (each such payment, a “Monthly Interest Payment” and each date of such payment, an “Interest Payment Date”). As of September 30, 2017 the Company has accrued for the Payout Notes to Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amounts of $1,262, $168 and $1,292, respectively.

The Payout Notes may not be prepaid by the Company without the written consent of the holder. Notwithstanding the foregoing, if the Company sells any of its securities, whether equity, equity-linked or debt securities (a “Capital Raising Transaction”), prior to the maturity date, then forty percent (40%) of the funds raised in such Capital Raising Transaction shall be used to pay down the Payout Notes on a pro rata basis based upon the relative principal amounts; provided, however, that if the investors in such Capital Raising Transaction stipulate that the proceeds cannot be used to pay down indebtedness, then none of the proceeds of such Capital Raising Transaction shall be used to pay down the Payout Notes on an accelerated basis; provided further, however, that a committee consisting of board members Michael R. Stewart and Dennis M. McGrath unanimously consent to the use of proceeds from such Capital Raising Transaction.

The principal will convert to shares of the Company’s common stock at maturity at the lower of (i) $2.5183 or (ii) the volume-weighted average price (“VWAP”) with respect to on-exchange transactions in the Company’s common stock executed on the Nasdaq Stock Market (or such other market as the Company’s stock may then trade on) during the thirty (30) trading days prior to the maturity date, as reported by Bloomberg L.P.; provided, however, that the value of the Company’s common stock shall in no event be less than $1.75 per share. In addition, each holder of a Payout Note may elect to have a Monthly Interest Payment paid in shares of common stock, at the VWAP with respect to on-exchange transactions in the Company’s common stock executed on the Nasdaq Stock Market (or such other market as the Company’s stock may then trade on) during the thirty (30) trading days ending five (5) trading days prior to the applicable Interest Payment Date, as reported by Bloomberg L.P.

The holders of the Payout Notes have demand registration rights which require the filing of a re-sale registration statement on appropriate form that registers for re-sale the shares of common stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

The Payout Notes contain standard events of default, including: (i) if the Company shall default in the payment of the principal amount or any interest as and when the same shall become due and payable; or (ii) if the Company shall violate or breach to a material extent any of the representations, warranties and covenants contained in the Payout Notes or the Security Agreement and such violation or breach shall continue for thirty (30) days after written notice of such breach shall been received by the Company from the holder; or (iii) in the event of any voluntary or involuntary bankruptcy, liquidation or winding up of the Company, as more particularly described in the Payout Notes.

The foregoing summary of the terms and conditions of the Payout Notes does not purport to be complete and is qualified in its entirety by reference to the full text of those documents filed as exhibits to the Company’s Form 8-K filed with the SEC on October 18, 2017.

Security Agreement

On October 12, 2017, the Company entered into the Security Agreement with Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror to secure the prompt payment of the principal and all accrued interest due under the Payout Notes. Pursuant to the Security Agreement, the Company granted a security interest in all of the properties, assets and personal property of the Company, whether now owned or hereafter acquired, to Messrs. Rafaeli, McGrath and Ben-Dror, which shall terminate following payment in full of the Payout Notes.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The foregoing summary of the terms and conditions of the Security Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Security Amendment filed as an exhibit to the Company’s Form 8-K filed with the SEC on October 18, 2017.

Singal Employment Agreement

Also on October 11, 2017, the Company entered into an amended and restated employment agreement (the “Restated Employment Agreement,”) with Suneet Singal, its Chief Executive Officer, to reflect his base salary, as previously approved by the Board of Directors and reported by the Company on a Form 8-K filed on August 3, 2017, and set forth the accrual of his salary.

Under the Restated Employment Agreement, Mr. Singal shall be entitled to a base salary of $250,000 per annum (the “Base Salary”), payable in accordance with the Company’s normal payroll practices, provided however, that the Base Salary will accrue, and not be paid, until (i) the 20% Unsecured Convertible Promissory Note issued by First Capital Real Estate Operating Partnership, L.P. to the Company on July 25, 2017 has been repaid in full and (ii) Mr. Singal begins working for the Company on a full time basis. Increases in the Base Salary will be determined from time to time in the sole discretion of the Board. Mr. Singal will also be entitled to a bonus subject to achieving certain milestones to be set by the Company’s compensation committee within thirty (30) days after the committee receives a business plan for the Company from Mr. Singal and Mr. Stephen Johnson, the Company’s Chief Financial Officer. In addition, Mr. Singal will be entitled to receive equity compensation in an amount and with a vesting schedule to be determined by the Company’s compensation committee within thirty (30) days after receipt of the business plan.

Mr. Singal and his family will be eligible to participate in the Company’s healthcare, welfare benefit, life insurance, fringe benefit and any qualified or non-qualified retirement plans in effect at the Company (collectively, the “Employee Benefits “) on the same basis as those benefits are made available to the other senior executives of the Company. If the Company does provide a health insurance plan for which Mr. Singal is eligible, he will be reimbursed by the Company for the cost of the health insurance paid by him for himself and his family. If the Company does not provide a health insurance plan for which he is eligible, Mr. Singal will be reimbursed by the Company for the cost of health insurance paid by him for himself and his family, grossed-up to cover any taxes Mr. Singal would be required to pay for that reimbursement. Additionally, Mr. Singal will receive such perquisites as are or have previously been made available to other senior executives of the Company, as well as four (4) weeks paid vacation per year, and will be paid annually in cash for vacation days not taken by him so long as no more than four (4) weeks of vacation are accrued each year for purposes of cash payments.

The Restated Employment Agreement is for a term of three years, commencing on May 17, 2017, and will be renewed automatically for additional one year periods unless terminated by either the Company or Mr. Singal ninety (90) days prior to the expiration of the then applicable term.

Mr. Singal’s employment may be terminated by the Company for Cause, as defined in the Restated Employment Agreement. His employment will terminate automatically upon his resignation (other than for Good Reason (as defined in the Restated Employment Agreement) or due to his death or disability). If Mr. Singal’s employment is terminated by the Company for Cause, or if he resigns other than for Good Reason, he is entitled to receive (a) any earned but unpaid Base Salary and/or accrued but unused vacation days, all vested equity, and any earned but unpaid bonus awards through the date of termination, (b) reimbursement for any unreimbursed business expenses incurred by him in accordance with the Company’s policy prior to the date of termination, and (c) such Employee Benefits, if any, to which he may be entitled upon termination of employment under the terms of the plan documents and applicable law (including under the applicable provisions of Consolidated Omnibus Budget Reconciliation Act of 1985, as amended).

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

If Mr. Singal’s employment is terminated by the Company other than for Cause or if it terminates automatically and immediately upon his resignation for Good Reason, then Mr. Singal will receive (a) any earned but unpaid Base Salary and/or accrued but unused vacation, all vested equity, and any earned but unpaid bonus awards through the date of termination, plus an additional twelve (12) months of compensation, together in a lump sum payment; (b) acceleration of any then-unvested stock options, restricted stock grants or other equity awards; (c) payment or reimbursement, as applicable, of the full health insurance costs for Mr. Singal and his family under a Company-provided group health plan or otherwise for twenty-four (24) months, in compliance with the provisions regarding deferred compensation under Section 409A of the Internal Revenue Code of 1986, as amended, if applicable; (d) if any bonus or other form of additional compensation was paid to any other executive(s) of the Company for the fiscal year during which Mr. Singal’s employment ceased, a cash amount equal to the largest bonus or other form of additional compensation payment made by the Company to any other executive of the Company during that fiscal year; (e) reimbursement for any accrued but unused vacation days and/or unreimbursed business expenses incurred by Mr. Singal in accordance with the Company’s policy prior to the date of termination; and (f) other Employee Benefits, if any, as to which he may be entitled upon termination of employment.

Moreover, If Mr. Singal resigns for Good Reason due to a Change of Control (as defined in the Restated Employment Agreement), then he will be entitled to payment of an additional eighteen (18) months of compensation, not twelve (12) months as provided in the previous paragraph, along with payment of the other amounts and benefits as provided in that paragraph.

Finally, Mr. Singal’s employment terminates upon his death and may be terminated by the Company in the event of his disability. In such instances, Mr. Singal will receive the same payments and other items as he would be entitled to receive if his employment was terminated for Cause, or if he resigned for Good Reason, except that he (in case of disability) or his estate (in the event of death) will have the right to exercise any unexercised and vested options for a period of 90 days, and, in addition, to receive payment for accrued but unpaid vacation time, if any.

Johnson Agreement

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

Mr. Johnson shall be entitled to a base salary of $300,000 per annum (the “Base Salary”), payable in accordance with the Company’s normal payroll practices. Increases in the Base Salary during the Term will be determined from time to time in the sole discretion of the Board. Mr. Johnson will also be entitled to a bonus of not less than 35% of his Base Salary, subject to achieving certain milestones to be set by the Company’s compensation committee within thirty (30) days after the committee receives a business plan for the Company from Mr. Johnson and Suneet Singal, the Company’s Chief Executive Officer. In addition, Mr. Johnson will be entitled to receive equity compensation in an amount and with a vesting schedule to be determined by the Company’s compensation committee within thirty (30) days after receipt of the business plan.

Mr. Johnson and his family will be eligible to participate in the Company’s healthcare, welfare benefit, life insurance, fringe benefit and any qualified or nonqualified retirement plans in effect at the Company (collectively, the “Employee Benefits”) on the same basis as those benefits are made available to the other senior executives of the Company. If the Company does provide a health insurance plan for which Mr. Johnson is eligible, he will be reimbursed by the Company for the cost of the health insurance paid by him for himself and his family. If the Company does not provide a health insurance plan for which he is eligible, Mr. Johnson will be reimbursed by the Company for the cost of health insurance paid by him for himself and his family, grossed-up to cover any taxes Mr. Johnson would be required to pay for that reimbursement. Additionally, Mr. Johnson will receive such perquisites as are or have previously been made available to other senior executives of the Company, as well as four (4) weeks paid vacation per year, and will be paid annually in cash for vacation days not taken by him so long as no more than four (4) weeks of vacation are accrued each year for purposes of cash payments.

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

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

If Mr. Johnson’s employment is terminated by the Company for Cause, or if he resigns other than for Good Reason, he is entitled to receive (a) any earned but unpaid Base Salary and/or accrued but unused vacation days, all vested equity, and any earned but unpaid bonus awards through the Date of Termination, (b) reimbursement for any unreimbursed business expenses incurred by him in accordance with the Company’s policy prior to the Date of Termination, and (c)such Employee Benefits, if any, to which he may be entitled upon termination of employment under the terms of the plan documents and applicable law(including under the applicable provisions of Consolidated Omnibus Budget Reconciliation Act of 1985, as amended).

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

Annual Meeting of Shareholders

The Annual Meeting of Shareholders was convened on September 14, 2017, then adjourned and reconvened on October 12, 2017, at which meeting all of the proposals specified in the Company’s Definitive Proxy and further described in that Proxy and in this filing were approved by the shareholders.

FC GLOBAL REALTY INCORPORATED (Formerly: PHOTOMEDEX, INC.) AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Amendment and Restatement of Company’s Articles of Incorporation

On October 19, 2017, the Company filed Amended and Restated Articles of Incorporation with the Nevada Secretary of State to, among other things, change the name of the Company from PhotoMedex, Inc. to FC Global Realty Incorporated, increase the number of authorized shares of the Company’s common stock from fifty million (50,000,000) shares to five hundred million (500,000,000) shares, and increase the number of authorized shares of the Company’s preferred stock from five million (5,000,000) shares to fifty million (50,000,000) shares. The Amended and Restated Articles of Incorporation also include the following amendments:

●	the addition of a provision regarding the Company’s election not to be governed by certain provisions of the Nevada Revised Statutes regulating business combinations with interested stockholders;

●	the addition of a provision regarding the Company’s election not to be governed by certain provisions of the Nevada Revised Statutes regulating control share acquisitions;

●	the removal of a provision regarding the number of directors of the Company, which is included in the Company’s Amended and Restated Bylaws;

●	the removal of a provision regarding vacancies in the Company’s Board of Directors, which is included in the Company’s Amended and Restated Bylaws; and

●	the removal of a provision regarding the location of stockholder meetings and the location of the Company’s books and records, which is included in the Company’s Amended and Restated Bylaws.

The Amended and Restated Articles of Incorporation were approved by the Company’s Board of Directors on May 17, 2017 and by the Company’s stockholders at the special meeting held on October 12, 2017. For more information regarding the Amended and Restated Articles of Incorporation, please see the Company’s proxy statement filed with the SEC on August 8, 2017.

The Company’s common stock will be traded under a new symbol, FCRE, on the Nasdaq Capital Market, effective November 1, 2017. The Company filed Form 8-K regarding the change of ticker symbol on October 31, 2017.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and notes to condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. These forward-looking statements include, but are not limited to, statements about the plans, objectives, expectations and intentions of FC Global Realty Incorporated, formerly PhotoMedex, Inc., a Nevada corporation (referred to in this Report as “we,” “us,” “our,” “FC Global,” or “registrant”) and other statements contained in this Report that are not historical facts. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A “Risk Factors” included elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2016. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business, financial condition or results of operations and statements — see “Cautionary Note Regarding Forward-Looking Statements” that appears at the end of this discussion. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.

Introduction, Outlook and Overview of Business Operations

FC Global Realty Incorporated, formerly known as PhotoMedex, Inc. (and its subsidiaries) (the “Company”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is a real estate investment company holding investments in a variety of current and future projects, including high-end and luxury hotels and resort communities, residential developments, and selected commercial properties, as described further in this report.

The Company was originally, under the name PhotoMedex, Inc., and until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), as described below and in other sections of this report, a Global Skin Health company providing proprietary products and services that addressed skin diseases and conditions including acne clearance, photo damage, psoriasis and hair removal. The Company had expanded its product offerings throughout the physician and spa markets, as well as traditional retail, online and infomercial outlets for home-use products including a range of home-use devices under the no!no!® brand offered through the Company’s largest business segment, its consumer products division.

After a period of significant growth and profitability, the Company began to face a number of factors that caused the operating profitability of its consumer business to suffer. These factors included competition from consumer device companies claiming similar product functionality, the inability to purchase cost effective advertising to promote our consumer product portfolio, and the inability to effectively expand operations into foreign markets. Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its then commercial bank loan covenants. As part of such redirected efforts, management maintained comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company also sold off certain business units and product lines to support this restructuring. Furthermore, after satisfying on June 23, 2015 the bank covenant defaults of our senior credit facility, we continued to face a challenging media environment to purchase cost effective advertisement in the USA, our largest product distribution market. Coupled with our inability to attract sufficient financial resources to quickly increase our advertisement to overcome the market confusion created by competitors and quickly ramp new and innovative product launches in the second half of the 2015, the Company entertained a variety of inquiries to sell-off the remainder of its assets culminating in the February 2016 announcement of a proposed transaction with DSKX whereby the Company, thru multiple concurrent merger transactions, would sell to DSKX substantially all of its remaining operations. See ITEM 1. Business – Our Company in the Company’s Form 10-K for the year ended December 31, 2016. However, that transaction failed to be consummated, and therefore the Company subsequently sold its remaining substantial business lines, including the sale of the consumer products group on January 23, 2017 to ICTV Brands, Inc. The Company did not present the consumer products segment as a discontinued operation, since the consumer products represented the entire remaining major operations of the Company at that time.

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute mostly certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary in a series of up to three installments which will conclude no later than December 31, 2017. In exchange, the Contributor will receive shares of the Company’s Common Stock and/or newly designated Series A Convertible Preferred Stock as described below.

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

First Contribution

In the Initial Closing, the Contributor transferred certain assets comprising the Contributed Properties to the Company. On the Initial Closing date, the Contributor transferred to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, northern California, and which have an appraised value of approximately $2.6 million. The Contributor then completed the transfer to the Acquiror of its 17.9% passive interest in a limited liability company that is constructing a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”) on June 26, 2017. This residential development in New Mexico consists of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots have been finished, and the remaining 214 are platted and engineered lots. The agreed upon value of its share of this property was approximately $7.4 million.

In return for the Contributed Properties, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which represented approximately 19.9% of the Company’s issued and outstanding Common Stock immediately prior to the Initial Closing, at an agreed upon Per Share Value (defined below) of $2.5183, or $2,214,175 in the aggregate. These shares of Common Stock are restricted and unregistered. The Company issued the remaining $7,785,825 of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock”). Each share of the Series A Stock is convertible into 25 shares of the Company’s Common Stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”). The shares of Series A Stock are restricted and unregistered. The number of shares of Common Stock issued to the Contributor and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million agreed upon value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on Nasdaq during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of Common Stock both issued to the Contributor and issuable upon the conversion of the Series A Stock carry certain registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

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

The Company elected to early adopt ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination of whether the transaction represents a business combination was evaluated by applying ASU 2017-01 guidance. The Company has determined that the group of assets assumed in the First Contribution do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represent an acquisition of asset rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets and financial liabilities resulting from the Second Contribution (i.e. the fair value of the equity interests issued) and the Optional Contribution (i.e. the fair value of the equity interests issued), was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill. See Note 2 of notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Second Contribution

Contributor Parent is also required to contribute two additional property interests at the agreed upon value amount of $20 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This second installment is mandatory.

Contributor Parent must contribute to the Acquirer its 100% ownership interest in a private hotel that is currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel is located in Amarillo, Texas and has an agreed upon value of approximately $16 million and outstanding loans of approximately $10.11 million. Before contributing the property to the Acquiror, Contributor Parent must resolve a lawsuit concerning ownership of the property. Only when Contributor Parent has confirmed that it is the full and undisputed owner of the property may it contribute that interest to the Acquiror. If the contribution is made, the company will account for this transaction a business combination under ASC 805, Business Combinations.

On July 3, 2017, the Company and the Acquiror entered into an Agreement to Waive Second Closing Deliverables (the “Second Waiver”) with the Contributor Parties, amending the Agreement. The Contributor Parties have received an offer to purchase the Amarillo Hotel from a non-related third party. Under the Second Waiver, the Company and the Acquiror agreed to waive the requirement for the Contributor Parties to contribute to the Acquiror their 100% ownership interest in the Amarillo Hotel, and to accept in its place a contribution in cash of not less than $5.89 million from the Contributor Parties from the sale proceeds of the Amarillo Hotel, after the satisfaction of the outstanding loan, provided that the sale is completed and closed upon not later than August 31, 2017. In exchange the Contributor Parties shall receive shares of stock in the Company, such amount to be calculated as set forth in the Second Waiver and Agreement. If the sale of the Amarillo Hotel was not completed and closed by August 31, 2017, the waiver of the requirement for the contribution of the interest in the Amarillo Hotel would lapse.

On September 22, 2017, the Company and Acquiror entered into a Second Agreement to Waive Closing Deliverables (the “Second Agreement”) with the Contributor Parties, amending the Contribution Agreement. Pursuant to the terms of the Second Agreement, the Company and the Acquiror agreed to extend the date for the closing of the sale of the Amarillo Hotel until October 18, 2017, with the contribution of the funds from the sale to be made not later than October 23, 2017. In exchange the Contributor Parties shall receive shares of stock in the Company, such amount to be calculated as set forth in the Contribution Agreement, as amended by the Agreement to Waive Closing Deliverables and the Second Agreement. If the sale of the Amarillo Hotel is not completed and closed by October 18, 2017, the waiver of the requirement for the contribution of the interest in the Amarillo Hotel will lapse. As of the filing of this report, November 14, 2017, the sale of the Amarillo Hotel has not been completed. As the sale was not completed by the stated deadline, the Contributor Parent is now re-evaluating how best to contribute this asset to our company.

In addition, Contributor Parent must contribute to the Acquiror its interest in Dutchman’s Bay and Serenity Bay (referred to as the “Antigua Resort Developments”), two planned full service resort hotel developments located in Antigua and Barbuda in which Contributor Parent owns a 75% interest in coordination with the Antigua government. Serenity Bay is a planned five star resort comprised of five contiguous parcels (28.33 acres) zoned for hotel and residential use that are planned for 246 units and 80 one, two and three bedroom condo units. Dutchman’s Bay is a planned four star condo hotel with 180 guestrooms, 102 two bedroom condos, and 14 three bedroom villas. For the property in Antigua, Contributor Parent must obtain an amendment to its agreement with the government to extend the time for development of these properties and confirm that all development conditions in the original agreement with the government have been either satisfied or waived.

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing the $20 million agreed upon value of that contribution by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. The Company recorded a liability. The Antiguan development asset is currently carried as an asset on the Balance Sheet. A pre-determined number of shares will be issued upon contribution of the asset to the Company however the share price of the Company on the contribution date is unknown. As of September 30, 2017, the consideration given would be equal to $6,452 representing a gain of $7,648. This gain represents and asset. The gain is reduced by 30% to $5,235 to account for the fact that the contribution is “probable” but not certain. The gain will fluctuate with the market price of the Company. If the share price increases the gain will be reduced and above $2.51 the gain turns into a loss.

The Company has determined in accordance with the updated guidance of ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business that the Amarillo property (an operating hotel) represents a business as it includes an organized workforce with the necessary skills, knowledge and experience to perform the acquired process and an input that the workforce could develop or convert into output. However, it was determined that the Antigua property does not represent a business. Based on the above conclusion it was determined that the Amarillo property component is not required to be analyzed under the provisions of  ASC 815-10 - Derivatives and Hedging since such contract between an acquirer and a seller to enter into a business combination are scoped out from its provisions. As for the Antigua property it was determined that such future transaction does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the Company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of the Antigua property which represents a real estate asset. Based on the terms of this component, (i.e. the fair value of the Antigua property and the fair value of the shares that the Company is obligated to issue for this asset), it was determined that such freestanding financial instrument represent a financial asset required to be measured upon initial recognition of at fair value. Subsequent to initial recognition the financial instrument (which might be a financial asset or a financial liability depending on the fair value of its settlement terms) is required to be re-measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instrument, net”). See Note 2 of notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.

Optional Contribution

Contributor Parent has the option to contribute either or both of two additional property interests valued at agreed upon value of $66.5 million if certain conditions as set forth in the Agreement are satisfied by December 31, 2017. This third installment is optional in Contributor Parent’s sole discretion.

The Contributor Parent may contribute to the Acquiror its interest in a resort development project on an island just south of Hilton Head, South Carolina (“Melrose”). Contributor Parent currently has the property under a Letter of Intent and expects to close on the property by December 31, 2017. Melrose is valued by Contributor Parent at an agreed upon value of $22.5 million, based upon a senior lending position that Contributor Parent holds under the Letter of Intent on this property.

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

In exchange for each of these properties, the Company will issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing an agreed upon value of $86,450 (130% of the value of the agreed upon value of $66,500) by the Per Share Value. The shares shall be comprised entirely of shares of Common Stock if the issuance has been approved by the Company’s stockholders prior to the issuance thereof and shall be comprised entirely of shares of Series A Convertible Preferred Stock if such approval has not yet been obtained. In addition, the Company will issued to Contributor a five (5) year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that shall vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Agreement. The number of warrant shares and the exercise price will be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction. These optional contributions represent a potential liability to the Company as the number of shares and warrants to be issued is fixed but the market value of the shares fluctuates. It is possible that the share price could rise to a level that upon contribution of the properties causes the Company to give consideration that exceeds the fair value of the assets acquired. This would represent a potential liability to the Company and to quantify the liability the Company has used the Black Scholes formula. The warrants also represent a potential liability in that the Company may be required to issues shares at $3 when the share price is significantly higher.

To quantify the risk and liability associated with optionality granted to the Contributor as well as the warrant liability Management has used the Black Scholes option pricing formula. The key input in the calculation is the assumption of how volatile the Company’s stock will be over the life of the option. The more volatile the stock is expected to be, the greater its potential liability. Future volatility is unknown, as such Management has used a volatility proxy of 39.45% which equals the average volatility of stocks in the Company’s forward looking peer group of Real Estate Development. After the calculation is performed, additional factors must be considered. It is possible that despite being economically rational to contribute the properties based on the Company’s stock price relative to the value of the optional properties the Contributor may not have the ability to contribute. Therefore a 50% discount is applied to the option value produced by the Black Scholes formula to arrive at final liability value for the optionality component. The warrants receive a further 50% discount as they contain a vesting schedule with milestones that must be achieved by the Contributor once the property is contributed. As of September 30, 2017 the liability is estimated to be $1,013 and is presented in the consolidated balance sheet.

The Company has determined that its contractual obligations under the optional contributions does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of certain real estate assets. Thus, such freestanding financial instrument were classified as financial liabilities and were measured upon initial recognition at fair value. Subsequent to initial recognition the financial liabilities are measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instrument, net”).

Resignation and Appointment of Officers and Directors

Pursuant to the Agreement, there were changes to the Company’s named executive officers and its board of directors that were made on May 17, 2017.

Named Executive Officers

Dr. Dolev Rafaeli and Dennis McGrath resigned from their positions as officers of the Company and its subsidiaries, and Dr. Yoav Ben-Dror resigned from his position as director of the Company and its subsidiaries. Dr. Rafaeli resigned as Chief Executive Officer, and Mr. McGrath resigned as President and Chief Financial Officer, of the Company; following such resignation both employees assumed other positions within the company and their employment terms remained unchanged.

Suneet Singal was appointed as Chief Executive Officer of the Company, and Stephen Johnson as the Company’s Chief Financial Officer. Mr. Singal had signed an employment agreement with the Company on the date of the First Closing; Mr. Johnson signed an employment agreement with the Company on July 28, 2017. See also Note 14 to the interim financial statements.

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

The Agreement is subject to the usual pre- and post-closing representations, warranties and covenants, and restricts that the Company’s conduct is in the ordinary course of business between the signing and December 31, 2017.

Payout Notes

Under the Agreement, amounts due to Dr. Dolev Rafaeli and Dennis McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member of the Company’s foreign subsidiaries (see Note 6), were to be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes would be due one year after the stockholder approval and carry a ten percent (10%) interest rate. The principal would convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the thirty (30) trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock should in no event be less than $1.75 per share. The Payout Notes would be secured by a security interest in all assets of the Company; provided, however, that such security interest would be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes would have demand registration rights which would require the filing of a resale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance. The form of those Payout Notes was agreed to at the time of signing of the Contribution Agreement and was attached as an exhibit thereto. In connection with the Payout Notes, the parties also agreed to a form of security agreement (the “Security Agreement”), which was also attached as an exhibit to the Contribution Agreement.

On October 12, 2017, the Company issued the Payout Notes to Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the principal amounts of $3,133,934, $977,666 and $1,515,000, respectively. The Payout Notes are due on October 12, 2018 and carry a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017 (each such payment, a “Monthly Interest Payment” and each date of such payment, an “Interest Payment Date”). As of September 30, 2017 the Company has accrued for the Payout Notes to Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amounts of $1,262, $168 and $1,292, respectively.

The Payout Notes may not be prepaid by the Company without the written consent of the holder. Notwithstanding the foregoing, if the Company sells any of its securities, whether equity, equity-linked or debt securities (a “Capital Raising Transaction”), prior to the maturity date, then forty percent (40%) of the funds raised in such Capital Raising Transaction shall be used to pay down the Payout Notes on a pro rata basis based upon the relative principal amounts; provided, however, that if the investors in such Capital Raising Transaction stipulate that the proceeds cannot be used to pay down indebtedness, then none of the proceeds of such Capital Raising Transaction shall be used to pay down the Payout Notes on an accelerated basis; provided further, however, that a committee consisting of board members Michael R. Stewart and Dennis M. McGrath unanimously consent to the use of proceeds from such Capital Raising Transaction.

The principal will convert to shares of the Company’s common stock at maturity at the lower of (i) $2.5183 or (ii) the volume-weighted average price (“VWAP”) with respect to on-exchange transactions in the Company’s common stock executed on the Nasdaq Stock Market (or such other market as the Company’s stock may then trade on) during the thirty (30) trading days prior to the maturity date, as reported by Bloomberg L.P.; provided, however, that the value of the Company’s common stock shall in no event be less than $1.75 per share. In addition, each holder of a Payout Note may elect to have a Monthly Interest Payment paid in shares of common stock, at the VWAP with respect to on-exchange transactions in the Company’s common stock executed on the Nasdaq Stock Market (or such other market as the Company’s stock may then trade on) during the thirty (30) trading days ending five (5) trading days prior to the applicable Interest Payment Date, as reported by Bloomberg L.P.

The holders of the Payout Notes have demand registration rights which require the filing of a re-sale registration statement on appropriate form that registers for re-sale the shares of common stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within one-hundred twenty (120) days of issuance.

The Payout Notes contain standard events of default, including: (i) if the Company shall default in the payment of the principal amount or any interest as and when the same shall become due and payable; or (ii) if the Company shall violate or breach to a material extent any of the representations, warranties and covenants contained in the Payout Notes or the Security Agreement and such violation or breach shall continue for thirty (30) days after written notice of such breach shall been received by the Company from the holder; or (iii) in the event of any voluntary or involuntary bankruptcy, liquidation or winding up of the Company, as more particularly described in the Payout Notes.

The foregoing summary of the terms and conditions of the Payout Notes does not purport to be complete and is qualified in its entirety by reference to the full text of those documents filed as exhibits to the Company’s Form 8-K filed with the SEC on October 18, 2017.

Special Meeting of Stockholders

As promptly as possible following the Initial Closing, the Company was required to file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

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

Board members, officers and certain insiders of the Company are subject to a voting agreement under which they were obligated to vote in favor of the proposals at the above mentioned stockholder meeting.

The Annual Meeting of Shareholders was convened on September 14, 2017, then adjourned and reconvened on October 12, 2017, at which meeting all of the proposals specified in the Company’s Definitive Proxy and further described in that Proxy and in this filing were approved by the shareholders.

Registration Rights

Promptly following the execution of the Agreement, the Company is required prepare and file with the Securities and Exchange Commission two registration statements on Form S-3 (or such other form available for this purpose) (the “Registration Statements”) to register (a) the primary offering by the Company (i) to the holders of the Payout Notes the Common Stock underlying the Payout Notes, and (ii) to the unaffiliated shareholders of Contributor Parent the Common Stock distributed to such unaffiliated shareholders as a dividend by Contributor Parent and (b) the secondary offering (i) by the Contributor Parties of all the shares of the Company’s Common Stock (including, without limitation, the shares of Common Stock underlying the Warrant) retained by the Contributor Parties, (ii) by Maxim Group LLC of the shares received by it as compensation for services rendered to Contributor Parent, and (ii) by certain affiliates of the Contributor Parent who receive shares from Contributor Parent. As of the date of this filing, the Company has not filed these registration statements.

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

Sales and Marketing

As of September 30, 2017, we had no in-house sales and marketing personnel.

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies and estimates in the three months ended September 30, 2017. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee other than described below. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

The Company has not yet generated revenue from the assets acquired in connection with the First Contribution.

(The following financial data, in this narrative, are expressed in thousands, except for the earnings per share.)

Revenues

The following table presents revenues from our three business segments for the periods indicated below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Consumer	$—	$6,142	$3,539	$25,724
Physician Recurring	—	840	—	3,302
Professional	—	276	—	708

Total Revenues	$—	$7,258	$3,539	$29,734

Consumer Segment

The following table illustrates the key changes in the revenues of the Consumer segment, by sales channel, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Direct-to-consumer	$—	$2,555	$2,475	$13,033
Distributors	—	122	—	589
Retailers and home shopping channels	—	3,465	1,064	12,102

Total Consumer Revenues	$—	$6,142	$3,539	$25,724

For the three months ended September 30, 2017, consumer products revenues were $0 compared to $6,142 in the three months ended September 30, 2016. For the nine months ended September 30, 2017, consumer products revenues were $3,539 compared to $25,724 in the nine months ended September 30, 2016. The decrease of 100% and 86.3% during the periods, respectively, was mainly due to the sale of the consumer division to ICTV Brands, Inc. on January 23, 2017. See Acquisitions and Dispositions for more information.

The following table illustrates the key changes in the revenues of the Consumer segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
North America	$—	$3,469	$2,475	$14,878
International	—	2,673	1,064	10,846

Total Consumer Revenues	$—	$6,142	$3,539	$25,724

The consumer products division was sold to ICTV Brands, Inc. on January 23, 2017. See Acquisitions and Dispositions for more information

Physician Recurring Segment

The following table illustrates the key changes in the revenues of the Physician Recurring segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Neova skincare	$—	$840	$—	$3,302
Surgical products	—	—	—	—
Other	—	—	—	—

Total Physician Recurring Revenues	$—	$840	$—	$3,302

NEOVA skincare

For the three months ended September 30, 2017, revenues were $0 compared to $840 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, revenues were $0 compared to $3,302 for the nine months ended September 30, 2016. The asset sale of the Neova product line was completed on September 15, 2016. See Item 1. Business – Our Company in the Company’s form 10-K for the year ended December 31, 2016 for more information.

The following table illustrates the key changes in the revenues of the Physicians Recurring segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
North America	$—	$586	$—	$2,918
International	—	254	—	384

Total Physicians Recurring Revenues	$—	$840	$—	$3,302

Professional Segment

The following table illustrates the key changes in the revenues of the Professional segment for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
LHE equipment	$—	$276	$—	$708
Omnilux equipment	—	—	—	—
Surgical Lasers	—	—	—	—

Total Professional Revenues	$—	$276	$—	$708

LHE® brand products

LHE® brand products revenues include revenues derived from the sales of mainly Mistral™, Kona™, FSD™, SpaTouch Elite™ and accessories. These devices are sold to physicians, spas and beauty salons.

For the three months ended September 30, 2017 and 2016, LHE® brand products revenues were $0 and $276, respectively. For the nine months ended September 30, 2017 and 2016, LHE® brand products revenues were $0 and $708 respectively.

The following table illustrates the key changes in the revenues of the Professional segment, by markets, for the periods reflected below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
North America	$—	$425	$—	$581
International	—	(149)	—	127

Total Professional Revenues	$—	$276	$—	$708

Cost of Revenues: all segments

The following table illustrates cost of revenues from our three business segments for the periods listed below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Consumer	$—	$909	$100	$5,412
Physician Recurring	—	461	—	1,853
Professional	—	117	—	330

Total Cost of Revenues	$—	$1,487	$100	$7,595

Overall, cost of revenues has decreased in the segments due to the related decrease in the revenues.

Gross Profit Analysis

Gross profit decreased to $0 for the three months ended September 30, 2017 from $5,771 during the same period in 2016. As a percentage of revenues, the gross margin was 0% for the three months ended September 30, 2017 from 79.5% during the same period in 2016. Gross profit decreased to $3,439 for the nine months ended September 30, 2017 from $22,139 during the same period in 2016. As a percentage of revenues, the gross margin was 97.1% for the nine months ended September 30, 2017 from 74.5% during the same period in 2016.

The following table analyzes changes in our gross margin for the periods presented below:

Company Profit Analysis	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$7,258	$3,539	$29,734
Percent decrease			(84.3%)
Cost of revenues	—	1,487	100	7,595
Percent decrease			(98.4%)
Gross profit	$—	$5,771	$3,439	$22,139
Gross margin percentage		79.5%	97.1%	74.5%

The primary reasons for the changes in gross profit for the three and nine months ended September 30, 2017, compared to the same period in 2016, was due to the sale of the consumer division to ICTV. See Acquisitions and Dispositions for more information.

The following table analyzes the gross profit for our Consumer segment for the periods presented below:

Consumer Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$6,142	$3,539	$25,724
Percent decrease			(81.9%)
Cost of revenues	—	909	100	5,412
Percent decrease			(97.7%)
Gross profit	$—	$5,233	$3,439	$20,312
Gross margin percentage		85.2%	97.1%	79.0%

Gross profit for the three and nine months ended September 30, 2017 decreased by $5,233 and $16,873 from the comparable periods in 2016. The decrease in revenue was due to the asset sale of the consumer division to ICTV. See Acquisitions and Dispositions for more information.

The following table analyzes the gross profit for our Physician Recurring segment for the periods presented below:

Physician Recurring Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$840	$—	$3,302
Percent decrease
Cost of revenues	—	461	—	1,853
Percent increase (decrease)
Gross profit	$—	$379	$—	$1,449
Gross margin percentage		45.1%		43.9%

Gross profit for the three and nine months ended September 30, 2017 decreased by $379 and $1,449, respectively from the comparable periods in 2016. The decrease in revenue was due to the asset sale of the Neova product line was completed on September 15, 2016. See Item 1. Business – Our Company in the Company’s form 10-K for the year ended December 31, 2016 for more information.

The following table analyzes the gross profit for our Professional segment for the periods presented below:

Professional Segment	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$—	$276	$—	$708
Percent decrease
Cost of revenues	—	117	—	330
Percent decrease
Gross profit	$—	$159	$0	$378
Gross margin percentage		57.6%		53.4%

Gross profit for the three and nine months ended September 30, 2016 decreased by $159 and $378 respectively. The primary reason for the decreased gross margin is the decrease in marketing for this segment.

Engineering and Product Development

Engineering and product development expenses for the three months ended September 30, 2017 decreased to $0 from $326 for the three months ended September 30, 2016. Engineering and product development expenses for the nine months ended September 30, 2017 decreased to $143 from $983 for the nine months ended September 30, 2016. The majority of this expense relates to the salaries of our worldwide engineering and product development team that were transitioned to ICTV with the sale of the consumer division January 23, 2017. See Acquisitions and Dispositions for more information.

Selling and Marketing Expenses

For the three months ended September 30, 2017, selling and marketing expenses decreased to $0 from $4,529 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, selling and marketing expenses decreased to $620 from $18,757 for the nine months ended September 30, 2016. The decrease is related to ceasing advertising operations after the sale of the consumer division to ICTV on January 23, 2017. See Acquisitions and Dispositions for more information.

General and Administrative Expenses

For the three months ended September 30, 2017, general and administrative expenses increased to $2,705 from $2,894 for the three months ended September 30, 2016. The increase was due to the following reasons:

●	In the three months ended September 30, 2017, we had recorded, a decrease in general operating expense of $189.

For the nine months ended September 30, 2017, general and administrative expenses decreased to $6,895 from $9,791 for the nine months ended September 30, 2016. The decrease was due to the following reasons:

●	In the nine months ended September 30, 2017, we had recorded a decrease in legal and outside service expense of $1,143, a decrease in salary and commission expense of $371, a decrease in stock option expense of $362, a decrease in bad debt expense of $241, a decrease in product liability insurance of $147, and a decrease in general operating expense of $632.

Interest and Other Financing Expense, Net

Net interest and other financing expense for the three months ended September 30, 2017 decreased to $20 income, net from $88 income, net for the three months ended September 30, 2016. The decrease of $68 is mainly due to currency fluctuation of the U.S. Dollar versus the New Israeli Shekel, the Euro, the GBP and the Australian Dollar. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar.

Net interest and other financing expense for the nine months ended September 30, 2017 decreased to $103 from $537 for the nine months ended September 30, 2016. The decrease of $502 is mainly due to a decrease in interest expense related to the Credit Cash loan outstanding during the nine month period in 2016.

Revaluation of Asset Contribution

For the three and nine months ended September 30, 2017 the revaluation of asset contribution increased by $326 due to the re-measurement of the future asset contribution that resulted in a gain of $118 due to the reduced fair value of the Company stock price at September 30, 2017 and the re-measurement of the optionality and warrant contribution that resulted in a gain of $208 due to the reduced days to expiry and the reduced call value at September 30, 2017. See Second Contribution discussed above.

Taxes on Income, Net

For the three months ended September 30, 2017, the net tax expense amounted to $20 as compared to a tax expense of $278 for the three months ended September 30, 2016. For the nine months ended September 30, 2017, the net tax expense amounted to $114 as compared to a tax expense of $508 for the nine months ended September 30, 2016.

Net Loss

The factors described above resulted in net loss of $3,156 during the three months ended September 30, 2017, as compared to a net loss, of $7,417 during the three months ended September 30, 2016, a decrease of 57%. The factors described above resulted in net loss of $3,866 during the nine months ended September 30, 2017, as compared to a net loss, including discontinued operations, of $14,652 during the nine months ended September 30, 2016, a decrease of 74%.

Liquidity and Going Concern

At September 30, 2017, our current ratio (calculated by dividing total current assets by total current liabilities) was 0.88 compared to 0.99 at December 31, 2016. As of September 30, 2017 we had a $1,046 deficit working capital compared to a deficit of $1,492 as of December 31, 2016. Cash and cash equivalents (including restricted cash) were $1,256 as of September 30, 2017, as compared to $2,677 as of December 31, 2016.

Cash and cash equivalents as of September 30, 2017 were $1,256, including restricted cash of $250. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations. On January 23, 2017, the Company sold its consumer products division to ICTV Brands, Inc., for a total selling price of $9.5 million. The Company has collected $5 million of that purchase price; the remaining amount of up to $4.5 million was originally required to be paid through a contingent royalty on the sale of consumer products by ICTV Brands. An amendment to the contingent royalty arrangement is discussed below.

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

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties will be contributed to the Company in exchange for the issuance of Company stock equal to the agreed upon value of those properties. The closing on the First Contribution under this pending transaction occurred on May 17, 2017. However, there is no guarantee that additional contributions under the pending transaction with First Capital will close, or will close on time; that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations or that we will be able to obtain additional financing as needed or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. As described above the First Contribution was closed at May 2017. However, the assets assumed in such contribution do not represent a business and currently are not producing cash flows and/or revenues. Also, the Second Contribution and the Optional Contribution are not assured and might not be completed.

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

As of September 30, 2017 the restricted cash account includes $250 from the Neova Escrow Agreement see Acquisitions and Dispositions for more information.

On August 30, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Neova product line. The sale was completed on September 15, 2016 resulting immediate proceeds to the Company of $1.5 million and the Company recorded a loss of $1,731 from the transaction during the three months ended September 30, 2016. (See Note 1 of Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report.)

On October 4, 2016, the Company entered into an Asset Purchase Agreement for the sale of its Consumer Division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. (See Note 1 Acquisitions and Dispositions). However, the royalty agreement was modified in July 2017, which reduced the amount of royalties to $2 million.

We believe our existing balances of cash and cash equivalents will be sufficient to satisfy our working capital needs, capital asset purchases, outstanding commitments and other liquidity requirements associated with our existing operations through the fourth quarter of 2017 and the real estate contributions to the Company made during the Initial Closing. However, there is no guarantee that additional contributions under the pending transaction with First Capital will close, or will close on time; that we will have sufficient financing to meet the needs of our new real estate business lines; that we will be able to obtain additional financing, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive; or that amount due to the Company from certain asset sales will be collectible when due. Any such result could have a material adverse effect on us and our financial condition.

Net cash and cash equivalents used in operating activities was $8,205 for the nine months ended September 30, 2017 compared to net cash used in operating activities of $3,008 for the nine months ended September 30, 2016. The primary reason for the change was loss on asset sale to ICTV in the nine months ended September 30, 2017 and the significant reductions in accounts payable and accrued liabilities settled during the nine months ended September 30, 2017.

Net cash and cash equivalents provided by investing activities was $6,665 for the nine months ended September 30, 2017 compared to cash provided by investing activities of $2,161 for the nine months ended September 30, 2016. The primary reason for the change was the sale of the consumer division to ICTV.

Net cash and cash equivalents used in financing activities was $0 for the nine months ended September 30, 2017 compared to cash used in financing activities of $523 for the nine months ended September 30, 2016. The difference is due to payments of certain notes payable (net of proceeds from notes payable) in the nine months ended September 30, 2016.

Commitments and Contingencies

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “DS Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

As previously reported on Form 10-Q, Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the periods ending March 31, 2017, and on the Forms 10-K, Current Report, filed on April 14, 2016 and May 31, 2016, the Company and its subsidiaries had entered into Agreements and Plans of Merger and Reorganization with DSKX and its subsidiaries, under which DSKX’s subsidiaries would merge with the Company’s subsidiaries, in exchange for which DSKX would issue stock in its company to the Company. On May 27, 2016, the Company and its subsidiaries terminated the Agreements and Plans of Merger and Reorganization with DSKX and filed suit against DSKX in the United States District Court for the Southern District of New York alleging that DSKX breached certain obligations under those Merger Agreements and asserted claims for declaratory judgment, breach of contract, seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements.

The terms of the DS Settlement Agreement are confidential; the parties dismissed the suit between them with prejudice on June 23, 2017. The accounting impact of the settlement agreement has been recorded in the accompanying consolidated statements of comprehensive loss for the nine months ended September 30, 2017 within operating expenses as “other income, net”.

During the three months ended September 30, 2017, Radiancy, Inc. (“Radiancy”), a subsidiary of the Company entered into a Settlement Agreement and Release (the “Mouzon Settlement Agreement”) with regard to Mouzon, et al. v. Radiancy, Inc., a civil action filed in the United States District Court for the District of Columbia.

The Mouzon civil action alleged certain marketing and warranty claims against Radiancy and its President, Dolev Rafaeli, who was earlier dismissed from the suit, on behalf of a purported class of individuals who had purchased the nono! Hair® removal product marketed and sold by Radiancy. The settlement also includes the potential plaintiffs under April Cantley v. Radiancy, Inc., a purported class action lawsuit originally filed in the Superior Court in the State of California, County of Kern, which was removed to the Federal Court system and consolidated with the Mouzon litigation. Additional information on these cases was previously reported in the Form 10-K, Annual Report Pursuant To Section 13 Or 15(D) of The Securities Exchange Act Of 1934, filed for the year ending December 31, 2016, and in earlier filings on Forms 10-K; Forms 10-Q, Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; and Forms 8-K, Current Reports.

The terms and conditions of the Mouzon Settlement Agreement are also confidential; the parties will dismiss the suit between them with prejudice.

The Company is a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York.  The suit names as Defendants Suneet Singal, an officer of various First Capital companies as well as the Chairman and President of the Company, Frank Grant and Richard Leider, board members of  First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, Photomedex Inc., as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P.

The suit is the ninth filed by Jacob Frydman and/or JFURTI, LLC in a dispute between the plaintiffs and the First Capital group of companies, which entered into a series of agreements with Mr. Frydman beginning in September 2015.  Mr. Frydman had founded, sponsored, and taken public United Realty Trust Incorporated, a Real Estate Investment Trust (“REIT”).  Mr. Frydman was the CEO and Chairman of the REIT as well as the owner of various other United Realty branded companies affiliated with the REIT business.  In September 2015, Mr. Frydman and Singal negotiated and agreed to a transaction between various First Capital branded companies, on the one hand, and the United Realty branded companies affiliated with the REIT business, on the other hand, as a result of which the REIT was rebranded as First Capital REIT.

After the September 2015 transaction was concluded, several disputes arose between the parties.  This suit is the ninth action brought by Mr. Frydman in state and federal courts relating to these disputes, and the second attempt by Mr. Frydman and JFURTI to bring federal claims derivatively in this Court against First Capital entities and other parties.  The first action, titled JFURTI, LLC and Jacob Frydman v. Forum Partners Investment Management LLC et al.,  No. 16 Civ. 8633 (the “Prior Action”), commenced on November 7, 2016 and asserted, inter alia, derivative RICO and securities fraud claims.  The Court dismissed the action in a decision and order dated April 27, 2017.

Following dismissal of the Prior Action, Mr. Frydman sent letters to each member of the REIT’s Board of Directors (the “Demand Letter”) demanding that the Board investigate and remediate the dissipation of assets as alleged by plaintiffs.  In particular, the Demand Letter questioned (i) a letter of intent with Presidential announced in an 8K filed by First Capital REIT on or about July 18, 2016; (ii) First Capital REIT’s use of funds raised between September 15, 2015 and February 28, 2016; (iii) an interest contribution agreement with Presidential entered into on or about December 16, 2016; (iii) the REIT’s failure to file quarterly and annual reports; (iv) an interest contribution agreement entered into on March 31, 2017 with Photomedex; and (v) other purportedly fraudulent acts such as publishing an artificially inflated NAV, defaulting on certain mortgage loans, misrepresentations by Singal with respect to certain properties contributed to the REIT through the Master Agreement executed on September 15, 2015, and various loan agreements with Forum Partners Investment Management LLC.   The Demand Letter also demanded inspection of certain corporate documents pursuant to Md. Code § 2-512.

The REIT commenced such an investigation, and offered such an inspection, but Mr. Frydman and JFURTI failed to wait for the results of the investigation or make any inspection, and instead brought suit in the same court as the Prior Action.  The suit alleges, among other claims, violations of § 10(b) of the Exchange Act and Rule 10b-5 (1) against Singal and FCREI for misrepresentations in connection with the Master Agreement entered into on September 15, 2015 and related agreements; (2) against Downey Brand for failure to file certain deeds; (3) against the First Capital Defendants (except Grant and Leider), the Forum Defendants, and the Presidential Defendants for a fraudulent scheme to sell REIT assets to Presidential; and (4) against the First Capital Defendants, the Forum Defendants, and Photomedex for the transfer of First Capital REIT and First Capital OP assets to Photomedex in exchange for allegedly worthless shares.  There are also claims under state law for common law fraud, conversion, fraudulent conveyance, waste and mismanagement, accounting, injunctive relief, and violation of Cal. Bus. & Prof. Code § 17-200.  Many of the claims asserted in the Complaint, including the securities fraud claims, were never raised in the Demand Letter, as required by law.  The suit seeks damages against all defendants for the failure of the REIT to respond to the Demand Letter, and an injunction against the sale of the assets to the Presidential defendants.

The parties submitted a motion for an order (i) staying all proceedings in this action for 60 days, or until the end of 2017, and (ii) extending the defendants time to respond to the Complaint, or to make a motion with respect to the Complaint, until 45 days after First Capital REIT’s response to the Demand Letter.  The Court granted that motion on October 31, 2017.

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

Off-Balance Sheet Arrangements

At September 30, 2017, we had no off-balance sheet arrangements. The Amarillo investment was determined to represent future acquisition of a business and accordingly was not reflected as an asset or liability in accordance with ASC 815-10-15.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

Foreign Exchange Risk

During the three and nine months ended September 30, 2017, there were no material changes to our market risk disclosures as set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in the Annual Report on Form 10-K that we filed for the year ended December 31, 2016.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)), as of September 30, 2016. Based on that evaluation, management has concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level described below.

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

PART II - Other Information

ITEM 1. Legal Proceedings

On June 22, 2017, the United States District Court for the Middle District of Florida, Orlando Division, dismissed the Company and Dr. Dolev Rafaeli, its former Chief Executive Officer, from the case of Linda Andrew v. Radiancy, Inc.; the Company under the name Photomedex, Inc.; and Dolev Rafaeli. Ms. Andrew had filed a product liability suit alleging damages from her use of a no!no! hair device. The claims against the Company and Dr. Rafaeli were dismissed without prejudice. The Company’s subsidiary, Radiancy, Inc., remains a defendant in the suit.

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “DS Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

As previously reported on Form 10-Q, Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the periods ending March 31, 2017, and on the Forms 10-K, Current Report, filed on April 14, 2016 and May 31, 2016, the Company and its subsidiaries had entered into Agreements and Plans of Merger and Reorganization with DSKX and its subsidiaries, under which DSKX’s subsidiaries would merge with the Company’s subsidiaries, in exchange for which DSKX would issue stock in its company to the Company. On May 27, 2016, the Company and its subsidiaries terminated the Agreements and Plans of Merger and Reorganization with DSKX and filed suit against DSKX in the United States District Court for the Southern District of New York alleging that DSKX breached certain obligations under those Merger Agreements and asserted claims for declaratory judgment, breach of contract, seeking to recover a termination fee of $3.0 million, an expense reimbursement of up to $750,000 and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements.

The terms of the DS Settlement Agreement are confidential; the parties dismissed the suit between them with prejudice on June 23, 2017.

During the three months ended September 30, 2017, Radiancy, Inc. (“Radiancy”), a subsidiary of the Company entered into a Settlement Agreement and Release (the “Mouzon Settlement Agreement”) with regard to Mouzon, et al. v. Radiancy, Inc., a civil action filed in the United States District Court for the District of Columbia.

The Mouzon civil action alleged certain marketing and warranty claims against Radiancy and its President, Dolev Rafaeli, who was earlier dismissed from the suit, on behalf of a purported class of individuals who had purchased the nono! Hair® removal product marketed and sold by Radiancy. The settlement also includes the potential plaintiffs under April Cantley v. Radiancy, Inc., a purported class action lawsuit originally filed in the Superior Court in the State of California, County of Kern, which was removed to the Federal Court system and consolidated with the Mouzon litigation. Additional information on these cases was previously reported in the Form 10-K, Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934, filed for the year ending December 31, 2016, and in earlier filings on Forms 10-K; Forms 10-Q, Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934; and Forms 8-K, Current Reports.

The terms and conditions of the Mouzon Settlement Agreement are also confidential; the parties will dismiss the suit between them with prejudice.

The Company is a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York.  The suit names as Defendants Suneet Singal, an officer of various First Capital companies as well as the Chairman and President of the Company, Frank Grant and Richard Leider, board members of  First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, Photomedex Inc., as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P.

The suit is the ninth filed by Jacob Frydman and/or JFURTI, LLC in a dispute between the plaintiffs and the First Capital group of companies, which entered into a series of agreements with Mr. Frydman beginning in September 2015.  Mr. Frydman had founded, sponsored, and taken public United Realty Trust Incorporated, a Real Estate Investment Trust (“REIT”).  Mr. Frydman was the CEO and Chairman of the REIT as well as the owner of various other United Realty branded companies affiliated with the REIT business.  In September 2015, Mr. Frydman and Singal negotiated and agreed to a transaction between various First Capital branded companies, on the one hand, and the United Realty branded companies affiliated with the REIT business, on the other hand, as a result of which the REIT was rebranded as First Capital REIT.

After the September 2015 transaction was concluded, several disputes arose between the parties.  This suit is the ninth action brought by Mr. Frydman in state and federal courts relating to these disputes, and the second attempt by Mr. Frydman and JFURTI to bring federal claims derivatively in this Court against First Capital entities and other parties.  The first action, titled JFURTI, LLC and Jacob Frydman v. Forum Partners Investment Management LLC et al.,  No. 16 Civ. 8633 (the “Prior Action”), commenced on November 7, 2016 and asserted, inter alia, derivative RICO and securities fraud claims.  The Court dismissed the action in a decision and order dated April 27, 2017.

Following dismissal of the Prior Action, Mr. Frydman sent letters to each member of the REIT’s Board of Directors (the “Demand Letter”) demanding that the Board investigate and remediate the dissipation of assets as alleged by plaintiffs.  In particular, the Demand Letter questioned (i) a letter of intent with Presidential announced in an 8K filed by First Capital REIT on or about July 18, 2016; (ii) First Capital REIT’s use of funds raised between September 15, 2015 and February 28, 2016; (iii) an interest contribution agreement with Presidential entered into on or about December 16, 2016; (iii) the REIT’s failure to file quarterly and annual reports; (iv) an interest contribution agreement entered into on March 31, 2017 with Photomedex; and (v) other purportedly fraudulent acts such as publishing an artificially inflated NAV, defaulting on certain mortgage loans, misrepresentations by Singal with respect to certain properties contributed to the REIT through the Master Agreement executed on September 15, 2015, and various loan agreements with Forum Partners Investment Management LLC.   The Demand Letter also demanded inspection of certain corporate documents pursuant to Md. Code § 2-512.

The REIT commenced such an investigation, and offered such an inspection, but Mr. Frydman and JFURTI failed to wait for the results of the investigation or make any inspection, and instead brought suit in the same court as the Prior Action.  The suit alleges, among other claims, violations of § 10(b) of the Exchange Act and Rule 10b-5 (1) against Singal and FCREI for misrepresentations in connection with the Master Agreement entered into on September 15, 2015 and related agreements; (2) against Downey Brand for failure to file certain deeds; (3) against the First Capital Defendants (except Grant and Leider), the Forum Defendants, and the Presidential Defendants for a fraudulent scheme to sell REIT assets to Presidential; and (4) against the First Capital Defendants, the Forum Defendants, and Photomedex for the transfer of First Capital REIT and First Capital OP assets to Photomedex in exchange for allegedly worthless shares.  There are also claims under state law for common law fraud, conversion, fraudulent conveyance, waste and mismanagement, accounting, injunctive relief, and violation of Cal. Bus. & Prof. Code § 17-200.  Many of the claims asserted in the Complaint, including the securities fraud claims, were never raised in the Demand Letter, as required by law.  The suit seeks damages against all defendants for the failure of the REIT to respond to the Demand Letter, and an injunction against the sale of the assets to the Presidential defendants.

The parties submitted a motion for an order (i) staying all proceedings in this action for 60 days, or until the end of 2017, and (ii) extending the defendants time to respond to the Complaint, or to make a motion with respect to the Complaint, until 45 days after First Capital REIT’s response to the Demand Letter.  The Court granted that motion on October 31, 2017.

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

ITEM 1A. Risk Factors

As of September 30, 2017, our risk factors have not changed materially from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2. Unregistered sales of equity securities and use of proceeds

The Initial Closing under the Interest Contribution Agreement (the “Agreement”) among the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”), and First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”) occurred on May 17, 2017. In the Initial Closing, the Contributor transferred approximately $10 million agreed upon value of real estate assets (the “Contributed Properties”) to the Acquiror as described above in this Report.

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

Not applicable.

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

3.1           Amended and Restated Articles of Incorporation of the Company (63)

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

10.87       Second Agreement to Waive Closing Deliverables dated September 22, 2017 by and among PhotoMedex, Inc.; FC Global Realty Operating Partnership, LLC; First Capital Real Estate Operating Partnership, L.P.; and First Capital Real Estate Trust Incorporated(54)

10.88       Interest Contribution Agreement, dated March 31, 2017, by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2017) (55)

10.89       Amendment No. 1 to Interest Contribution Agreement, dated August 3, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 3, 2017) (56)

10.90       Amendment No. 2 to Interest Contribution Agreement, dated October 11, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (57)

10.91       Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Dolev Rafaeli on October 12, 2017 (58)

10.92       Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Dennis M. McGrath on October 12, 2017 (59)

10.93       Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Yoav Ben-Dror on October 12, 2017 (60)

10.94       Security Agreement, dated October 12, 2017, by and between the Company and Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (61)

10.95       Amended and restated Employment Agreement, dated October 11, 2017, by and between the Company and Suneet Singal (62)

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

(49) Filed as part of our Current Report on Form 8-K, on July 10, 2017.

(50) Filed as part of our Current Report on Form 8-K, on July 18, 2017.

(51) Filed as part of our Current Report on Form 8-K, on July 31, 2017.

(52) Filed as part of our Current Report on Form 8-K, on August 3, 2017.

(54) Filed as part of our Current Report on Form 8-K, on September 28, 2017

(55) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(56) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(57) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(58) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(59) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(60) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(61) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(62) Filed as part of our Current Report on Form 8-K, on October 18, 2017.

(63) Filed as part of our Current Report on Form 8-K, on October 25, 2017.

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

FC GLOBAL REALTY INCORPORATED

Date November 14, 2017	By:	/s/ Suneet Singal
Name Suneet Singal
Title Chief Executive Officer

Date November 14, 2017	By:	/s/ Stephen Johnson
Name Stephen Johnson
Title President & Chief Financial Officer