Form 10-K
period 2017-12-31
FC Global Realty Inc
filed 2018-04-02
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 000-11635

FC GLOBAL REALTY INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	59-2058100
(State or Other Jurisdiction	(I.R.S. Employer
of incorporation or Organization)	Identification No.)

40 Ramland Road South, Suite 200 Orangeburg, NY 10962

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

Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes☐ No ☒

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on The Nasdaq Capital Market) was approximately $4.9 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2018, the number of shares outstanding of our common stock was 11,868,619.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INTRODUCTORY NOTE

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and “our company” refer to FC Global Realty Incorporated (Formerly: PhotoMedex, Inc.), a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

This report and the other materials we have filed or will file with the U.S. Securities and Exchange Commission, or the SEC, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our business strategy, expectations and plans regarding our future operations and our future financial position. When used in this report or in the other materials we have filed or will file with the SEC, the words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “project,” “plan,” “could,” “should” or “would” and similar expressions are intended to identify forward-looking statements. Among the factors that could cause or contribute to material differences between our actual results and those indicated from the forward-looking statements are risks and uncertainties inherent in our business, including, but not limited to:

●	our ability to successfully integrate the acquired real estate business;

●	our ability to retain key employees;

●	demand fluctuations in the real estate industry;

●	adverse changes in economic conditions in markets where our real estate investments may be made;

●	possible decreases in the market value of our future real estate investments;

●	our ability to obtain adequate financing to fund our future property acquisitions and project developments;

●	the possibility that we may not recover our advance costs in each real estate development project;

●	our reliance on subcontractors to construct each property, and on building supply companies to provide components for each property’s construction;

●	competition in the real estate industry;

●	the possibility that legal challenges or governmental regulations may delay the start or completion of construction on our projected real estate ventures, increase our expenses, or limit our construction activities;

●	the potential for increased costs or shortages of labor or components, or other circumstances beyond our control;

●	our ability to continue as a going-concern;

●	our ability to raise capital when needed;

●	economic, political or other developments in foreign countries in which we do business;

●	the international nature of our business; and

●	results of existing or future litigation.

Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under Item 1A. “Risk Factors” and those discussed in other documents we file with the SEC. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Stock Split

On September 7, 2016, we completed a 1-for-5 reverse stock split of our outstanding common stock. Accordingly, all share and per share information contained in this report has been restated to retroactively show the effect of that stock split.

ii

PART I

ITEM 1.	BUSINESS.

Our Company

Our company, founded in 1980, is transitioning from its former business as a skin health company to a company focused on real estate development and asset management, concentrating primarily on investments in high quality income producing assets, hotel and resort developments, residential developments and other opportunistic commercial properties.

Until the recent sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold the last remaining major product line. Following this transaction, we had only minimal operations and assets remaining, of immaterial value to our company. We are in the process of liquidating the remaining legacy inventory and assets of this business line, after which time we will no longer operate within the skin health business.

Following the Contribution Transaction described below, our focus is to build our company into a leading real estate, asset management and development company concentrating primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and asset management. Our objective is to generate long term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

For income producing properties, we intend to acquire assets that provide recurring income with the potential for income growth over the long-term. We believe there can be an attractive risk/reward profile to such properties based on the location and the underlying creditworthiness of the tenants. We intend to use such income generation to fund additional acquisitions and development opportunities and general corporate purposes. In addition, we intend to invest in land assets that can be developed into income generating properties or properties for sale. We believe that our size and scale provide an opportunity to take advantage of smaller-tier assets that most traditional investors do not focus on due to size limitations, thus creating unique investment opportunities. In particular, we intend to target assets in secondary and tertiary markets that require minimal capital expenditures but generate initial unlevered cash flow yields that are higher than those in primary markets.

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not structured as a Real Estate Investment Trust “REIT”, thus we have the ability to retain earnings and to operate in real estate asset management, development and peripheral real estate activities, items that may be limited by REIT requirements. We will look to utilize our existing infrastructure to provide economies of scale to owners of real estate assets as we grow our portfolio over time.

Recent Developments

Contribution Transaction

On March 31, 2017, we entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., or the Contributor, First Capital Real Estate Trust Incorporated, or the Contributor Parent (the Contributor and the Contributor Parent are sometimes referred to in this report as the Contributor Parties), and FC Global Realty Operating Partnership, LLC, our wholly-owned subsidiary, or the Acquiror. The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (which we collectively refer to as the Contribution Agreement), the Contributor contributed certain real estate assets to the Acquiror. In exchange, the Contributor received shares of our common stock and newly designated Series A Convertible Preferred Stock as described below. We refer to this transaction as the Contribution Transaction.

On May 17, 2017 (referred to in this report as the Closing Date), the Contributor transferred $10 million of assets to the Acquiror, consisting of the following:

●	three vacant land sites intended for development as gas stations located in northern California,

●	a 75% interest in a limited liability company that owns a vacant land site intended for development as a gas station, located in northern California; and

●	a 100% interest in a limited liability company, which we refer to as the Avalon Interest, which owns a 17.9133% interest in a limited liability company called Avalon Jubilee LLC that owns property located in Los Lunas, New Mexico being developed as a single family residential development. As described below, the Contributor Parent agreed to transfer the Avalon Interest within 30 days following the Closing Date.

Pursuant to the terms and conditions of an Agreement to Waive Closing Deliverables, dated as of May 17, 2017, the Contributor agreed to deliver the Avalon Interest to the Acquiror, in up to two installments, on or before the thirtieth (30th) calendar day following the Closing Date. The transfer of both installments of the Avalon Interest was completed on June 26, 2017. Notwithstanding that the Contributor did not complete the transfer of the Avalon Interest to the Acquiror on the Closing Date, the parties agreed that the Acquiror would be entitled to all economic benefits of ownership of the Avalon Interest from and after the date of the Closing Date.

On January 12, 2018, we received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1 – 5. The suit asks the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint does not name our company or any of its subsidiaries or specifically question our interest in Avalon Jubilee LLC, it raises questions about whether the transfers of interest leading to our acquisition of our interest in Avalon Jubilee LLC were properly made in accordance with the Avalon Jubilee operating agreement. We have begun an internal investigation into this matter and will disclose the results of that investigation once it has been completed. Although neither our company nor any of its subsidiaries is a party to litigation regarding this matter, we recognized an impairment expense of $862 thousand to account for our estimate of the impact that such litigation may have on the operations and fair value of the underlying asset.

The proposed gas station sites are located in Atwater and Merced, California and had an agreed upon value of $2.6 million. We intend to explore our options for the development of these properties. We may (i) lease a property to a developer who will handle all further development of the property, with our company receiving monthly lease payments from the developer; (ii) engage a contractor to develop a property to a certain level, then lease it to a developer which will handle the final development and leasing of the property, with our company receiving monthly payments from the developer; or (iii) engage a contractor to completely develop a property, then lease it directly to a tenant who will remit monthly lease payments back to us. The option or options selected for these properties will depend upon the types of tenants interested in operating gas stations and/or related ventures on those properties, as well as our capitalization and available financial resources. In these arrangements, the construction and/or management of the properties are or will be handled by third-party firms which specialize in such work. Therefore, we anticipate that we will not need to hire significant additional personnel to develop, maintain and manage these properties. As for funding for any costs associated with these properties’ development, although we cannot provide any assurance that we will be able to obtain funding, we will seek funding from one or more of the following potential sources funding from third-party investors, funding as a result of loans secured by the properties, or joint-funding arrangements with developers and/or managers of these properties.

The residential development in New Mexico consists of approximately 250, non-contiguous, single family residential lots and a 10,000 square foot club house. The agreed upon value of this property was approximately $7.4 million. This property already has a management and construction arrangement in place. We are the minority holder in that property, holding a 17.9% interest.

In exchange for these assets, we issued to the Contributor 879,234 shares of our common stock, which represented approximately 19.9% of our issued and outstanding common stock immediately prior to the Closing Date, at a per share value of $2.5183, or $2.2 million in the aggregate. We issued the remaining $7.8 million of the approximately $10 million consideration to the Contributor in the form of 123,668 shares of our newly designated non-voting Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible into 25 shares of our common stock, subject to the satisfaction of certain conditions, including stockholder approval of such conversion.

The number of shares of common stock issued to the Contributor and to be issued upon conversion of the Series A Convertible Preferred Stock was determined by dividing the $10 million value of the assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price of all on-exchange transactions in our common stock executed on The Nasdaq Capital Market, during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by our company and the Contributor Parent on March 31, 2017, as reported by Bloomberg L.P. We believe that the trading price of our common stock at the time of the Contribution Transaction represented the value of our prior medical device business and not our new real estate development business. The value of the contributed assets was arrived at by the mutual agreement of the parties after analyzing each of the assets in comparison to historical sales of similar land parcels. We also assumed the obligations of the Contributor and its affiliates under certain agreements covering the delivered assets, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company, dated as of May 16, 2012, and all amendments thereto; a Development Services Agreement, dated September 15, 2015, by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as owner, and Land Strategies, LLC, a Nevada limited liability company, as developer, with respect to real property owned by Avalon Jubilee, LLC; and a Construction Contract dated, November 19, 2014, between Central Valley Gas Stations Development, LLC, as owner, and First Capital Builders, LLC, as contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA. The Acquiror expects to enter into amended operating agreements with respect to some or all of these entities. As of the filing of this report, the agreements have not been amended.

Additionally, we assumed those ancillary agreements, commitments and obligations with respect to the delivered assets specified in that certain Assignment and Assumption Agreement, dated as of May 17, 2017.

Under the Contribution Agreement, on the Closing Date our Board was required to consist of seven (7) persons of whom three (3) would be designated by our company, three (3) would be designated by the Contributor Parent, and one (1) nonaffiliated director would be selected by the other six (6) directors; provided, however, that at least four (4) of the members of the Board as so designated would be independent directors. In accordance with the foregoing, on the Closing Date, Lewis C. Pell, Dr. Yoav Ben-Dror and Stephen P. Connelly resigned from our Board, Dr. Dolev Rafaeli, Dennis M. McGrath and Michael R. Stewart were designated by our company, and Suneet Singal, Richard J. Leider and Dr. Bob Froehlich were designated by the Contributor Parent to serve as members of the Board. The seventh director, Darrel C. Menthe, was designated and appointed to the Board by the other directors. On March 4, 2018, Suneet Singal resigned from the Company’s Board of Directors and on the following day, March 5, 2018, Darrel Menthe also resigned from the Company’s Board of Directors. Their resignations were not in connection with any known disagreement with the Company on any matter. Under the provisions of the Stock Purchase Agreement dated December 22, 2017, as reported in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on December 29, 2017, Opportunity Fund I-SS, LLC, or “Opportunity Fund” has notified the Company that it may exercise its right to appoint two replacement directors to the Company’s Board of Directors, but it has not yet done so. The two directorships resulting from such resignations currently remain vacant. See “Private Placement” below.

Additionally, the following officer changes became effective as of the Closing Date:

●	Dr. Dolev Rafaeli, Dennis McGrath, and Dr. Yoav Ben-Dror resigned from their positions as officers of our company and its subsidiaries and we acknowledged and agreed that such resignations constituted valid terminations of their respective employment agreements for “Good Reason” (as that term is defined in their respective employment agreements) and the Board consented to the waiver of the notice requirements and cure periods as described in their respective resignation letters and confirmed that each of Messrs. Rafaeli and McGrath are entitled to all of the compensation described in Section 7(c) of their respective employment agreements for the remainder of the term of such employment agreements;

●	Suneet Singal was appointed as Chief Executive Officer of our company and Stephen Johnson was appointed the Chief Financial Officer of our company (both of Messrs. Singal and Johnson have since resigned as officers of our company); and

●	Dr. Ben-Dror resigned as managing director of our foreign subsidiaries, including Radiancy (Israel) Limited and Photo Therapeutics Limited in the United Kingdom, and agreed to enter into a non-compete agreement with our company and support the transition of his respective Board duties in lieu of his agreement for lock-up of his shares, and he will be entitled to all his compensation through a term that matches the term of Messrs. Rafaeli and McGrath.

Closing of the Contribution Transaction was subject to customary closing conditions and certain other specific conditions, including the following: (i) the entry into a registration rights agreement requiring us to register for resale the shares being issued in connection with the Contribution Transaction; (ii) the entry into a lock up agreement that restricts the transfer of our shares that are held by certain of our affiliates and certain affiliates of the Contributor Parent; (iii) the restructuring of our Board as described above; (iv) the resignation of certain of our officers as described above; and (v) the entry into an employment agreement with Mr. Suneet Singal, who became our new Chief Executive Officer at the closing.

The Contribution Agreement contemplated that additional contributions would be made prior to December 31, 2017; however, the Contributor failed to satisfy the conditions precedent to those additional contributions before the December 31, 2017 deadline such that only the closing described above was completed.

We elected to early adopt ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination of whether the transaction represents a business combination was evaluated by applying ASU 2017-01 guidance. We have determined that the group of assets assumed do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the contribution represents an acquisition of assets rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill.

The terms of the Series A Convertible Preferred Stock are governed by a certificate of designation, or the Series A Certificate of Designation, filed by us with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, we designated 3,000,000 shares of our preferred stock as Series A Convertible Preferred Stock. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

●	Dividends. Except for stock dividends or distributions for which adjustments are made, holders of Series A Convertible Preferred Stock shall be entitled to receive dividends on shares of Series A Convertible Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Series A Convertible Preferred Stock.

●	Liquidation. Upon any liquidation, dissolution or winding-up of our company, whether voluntary or involuntary, the holders of Series A Convertible Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of our company the same amount that a holder of common stock would receive if the Series A Convertible Preferred Stock were fully converted (disregarding for such purposes any conversion limitations) to common stock immediately prior to such liquidation, which amount shall be paid pari passu with all holders of common stock. We must mail written notice of any such liquidation to each holder not less than 45 days prior to the payment date stated therein.

●	Voting Rights. Except as otherwise provided in the Series A Certificate of Designation or as otherwise required by law, the Series A Convertible Preferred Stock shall have no voting rights. However, as long as any shares of Series A Convertible Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Series A Convertible Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Series A Certificate of Designation, (b) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Series A Convertible Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

●	Conversion. Each share of Series A Convertible Preferred Stock shall be convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing $62.9575 by the Conversion Price. The Conversion Price for the Series A Convertible Preferred Stock is equal to $2.5183, subject to adjustment as described in the Series A Certificate of Designation.

Payout Notes and Stock Grant Agreement

Under the Contribution Agreement, amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to convertible secured notes in the principal amounts of approximately $3.1 million, $0.98 million and $1.5 million, respectively, following approval from our stockholders on October 12, 2017 (which we refer to as the Payout Notes). The Payout Notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and were secured by a security interest in all of our assets pursuant to a security agreement that we entered into with the holders of the Payout Notes on October 12, 2017. The Payout Notes were convertible into shares of our common stock and we agreed to register the shares underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the registration statement covering such shares to become effective within one-hundred twenty (120) days of issuance. On November 14, 2017, we filed a registration statement on Form S-3 (which we refer to as the First Registration Statement) to register all shares that may be issued upon conversion of the Payout Notes, which was subsequently amended to include the Payout Shares issued under the Stock Grant Agreement described below.

On December 22, 2017, we entered into a stock grant agreement, or the Stock Grant Agreement, with Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (collectively referred to herein as the Note Holders) to (i) cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of our common stock (which we refer to as the Payout Shares), (ii) effectuate the release of all security interests associated with the Payout Notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (which we refer to as the Additional Shares), (iv) provide for certain cash payments to the Note Holders in amounts equal to the interest payments that would have been made to the Note Holders absent the conversion of the Payout Notes, (v) obtain the agreement of the Note Holders to provide certain support services to our company, and (vi) obtain the conditional resignation of certain of the Note Holders from our Board of Directors. Accordingly, the Payout Notes were paid in full.

Pursuant to the Stock Grant Agreement, we agreed to make twelve (12) monthly payments on the first of each month commencing on January 1, 2018 in the amounts of approximately $21, $7, and $10 thousand, respectively, to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively (which we refer to as the Cash Payments). The Cash Payments are consideration for certain consulting services to be provided by the Note Holders specified in the Stock Grant Agreement.

As promptly as possible following entry into the Stock Grant Agreement, we are required to file a proxy statement and hold a special meeting of our stockholders to authorize and approve the issuance of the Additional Shares. We are required to issue the Additional Shares promptly, but in any event within ten (10) days after we obtain stockholder approval of such issuance. As of the date of this report, we have not yet filed such proxy statement.

In furtherance of obtaining such stockholder approval, on December 22, 2017, the Contributor, the Note Holders and certain other significant stockholders of our company, including OFI (as defined under “Private Placement” below), entered into a shareholder voting support and confidentiality agreement, or the Note Holder Voting Agreement, pursuant to which such stockholders agreed to vote their shares in favor of the transactions contemplated by the Stock Grant Agreement, including the issuance to the Note Holders or their designees of common stock equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance (which we refer to as the Note Holder 20% Proposal), and also agreed to certain transfer restrictions on the securities of our company owned by them. Under the Note Holder Voting Agreement, such stockholders may not transfer or otherwise dispose of any equity securities of our company until the earlier of: (i) the first business day following approval of the Note Holder 20% Proposal by our stockholders, (ii) the mutual written consent of the parties to the Note Holder Voting Agreement, or (iii) December 31, 2018. Such transfer restrictions do not apply to (y) the exercise of any option, warrant or other securities convertible or exchangeable for securities of our company or (z) to any transfer by the Contributor or the Contributor Parent, in each case, to any holder of a security issued by it. The Note Holder Voting Agreement also includes a power of attorney pursuant to which each stockholder designated and appointed our company and its duly authorized officers and agents as its agents and attorney in fact to act on the stockholder’s behalf to execute any proxy relating to any meeting of our stockholders for the purposes set forth in the Note Holder Voting Agreement.

On December 22, 2017, in connection with the Stock Grant Agreement, we entered into a registration rights agreement, or the Note Holder Registration Rights Agreement, with the Note Holders, pursuant to which we agreed to register the Additional Shares under the Securities Act. We agreed to file a registration statement covering the resale of the Additional Shares within 30 days of the Stock Grant Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the Note Holders may have under the Note Holder Registration Rights Agreement or under applicable law, we are required to pay to each Note Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of common stock held by the Note Holder included in the registration statement (such product referred to as the Note Holder Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1.0% of the Note Holder Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the Note Holders under the Note Holder Registration Rights Agreement shall be ten percent (10%) of the Note Holder Investment Amount. The registration rights provision contained in the Payout Notes was incorporated by reference into the Note Holder Registration Rights Agreement, except that the Note Holders waived the breach by our company for failure to timely file the First Registration Statement and agreed that they are not entitled to liquidated damages as a result of such failure. Under the Note Holder Registration Rights Agreement, the Note Holders are entitled to liquidated damages if the First Registration Statement is not declared effective within 120 days following the date of the Payout Notes, but the Note Holders subsequently agreed to waive their rights to such liquidated damages until April 20, 2018. On January 23, 2018, we filed a registration statement on Form S-3 for the Additional Shares. The Note Holders waived their rights to liquidated damages in connection with the late filing of such registration statement and in connection with the effectiveness deadline for such registration statement until April 20, 2018.

Pursuant to the Stock Grant Agreement, Dr. Dolev Rafaeli and Dennis M. McGrath agreed to resign from our Board of Directors effective upon the last to occur of (i) receipt of all of the Payout Shares and all of the Additional Shares, (ii) receipt of all of the Cash Payments (either in accordance with the schedule provided in the Stock Grant Agreement or, at our option, in one lump sum on an accelerated basis), and (ii) the date that the Payout Shares and the Additional Shares have been registered for re-sale in accordance with the Note Holder Registration Rights Agreement.

Private Placement

On December 22, 2017, we entered into a securities purchase agreement, or the Purchase Agreement, with Opportunity Fund I-SS, LLC, a Delaware limited liability company, or OFI, under which OFI may invest up to $15 million in our company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share.

On December 22, 2017, we completed the first closing under the Purchase Agreement, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, we completed a second closing under the Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. Under the Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the Purchase Agreement has been terminated in accordance with its terms.

Under the Purchase Agreement, the proceeds from the first closing were to be used for working capital and general corporate purposes, the proceeds from the second closing were to be used to perform due diligence and invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by our company’s Board of Directors, and proceeds from subsequent closings were to be used to invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by our Board of Directors or as otherwise agreed to between us and OFI in writing prior to such subsequent closings. On March 16, 2018, we and OFI entered into a letter agreement, pursuant to which OFI agreed that we may use all proceeds for the purposes and uses described in a budget agreed to between us and OFI at the time the letter agreement was signed. In connection with such letter agreement, we agreed to provide OFI, on a quarterly basis, on or prior to 15 days after the end of each quarter, a report that describes, in reasonable detail, the actual expenses incurred, and payments made during such period compared to the expenses and payments specified in the budget for such period, certified by our Chief Financial Officer.

The terms of the Series B Preferred Stock are governed by a certificate of designation, or the Series B Certificate of Designation, filed by the Company with the Nevada Secretary of State on December 22, 2017. Pursuant to the Series B Certificate of Designation, we designated 15,000,000 shares of our preferred stock as Series B Preferred Stock. Following is a summary of the material terms of the Series B Preferred Stock:

●	Dividends. Holders of shares of Series B Preferred Stock shall receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on our outstanding common stock at the per annum rate of 8% of the Series B Original Issue Price (as defined below). Dividends on each share of Series B Preferred Stock will accrue daily and be cumulative from December 22, 2017 (which we refer to as the Series B Original Issue Date) and shall be payable upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company (which we refer to as a Liquidation Event), a conversion or a redemption. The “Series B Original Issue Price” shall mean $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series B Preferred Stock. Holders shall also be entitled to receive dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Series B Preferred Stock is then convertible or otherwise subject to conversion limitations) to and in the same form as dividends actually paid on shares of our common stock when, as and if such dividends are paid on shares of the common stock.

●	Liquidation. In the event of (i) a Liquidation Event or (ii) a merger or consolidation (other than one in which our stockholders own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets (we refer to any such event as a Deemed Liquidation Event), the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of our assets available for distribution to stockholders before any payment shall be made to the holders of our common stock, Series A Convertible Preferred Stock or any other class of securities authorized that is specifically designated as junior to the Series B Preferred Stock (referred to herein as Junior Securities) by reason of their ownership thereof, but pari passu with the holders of shares of any class of securities authorized that is specifically designated as pari passu with the Series B Preferred Stock (referred to herein as the Parity Securities) on a pro rata basis, an amount per share equal to the Series B Original Issue Price, plus any accrued dividends thereon. If upon any such Liquidation Event or Deemed Liquidation Event, our assets available for distribution to stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full amount to which they shall be entitled and the holders of Parity Securities the full amount to which they shall be entitled, the holders of shares of Series B Preferred Stock and the holders of shares of Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Upon a Liquidation Event or a Deemed Liquidation Event, in the event that following the payment of such liquidation preference we shall have additional cash and other assets available for distribution to stockholders, then the holders of shares of Series B Preferred Stock shall participate pari passu with the holders of shares of Parity Securities and Junior Securities based on the then current conversion rate (disregarding for such purposes any conversion limitations) with respect to all remaining distributions, dividends or other payments of cash, shares or other assets and property of our company, if any.

●	Voting Rights. On any matter presented to our stockholders for their action or consideration, each holder of Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter (subject to the conversion limitations described below). Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of Series B Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the outstanding shares of Series B Preferred Stock, or the Requisite Holders, (i) issue any class of equity securities that is senior in rights to the Series B Preferred Stock, (ii) issue any Parity Securities, (iii) alter or change adversely the powers, preferences or rights given to the Series B Preferred Stock or alter or amend the Series B Certificate of Designation, (iv) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Series B Preferred Stock, (v) except pursuant to the redemption provisions of Parity Securities, redeem any shares of our preferred stock or common stock (other than pursuant to employee or consultant agreements giving us the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by our Board of Directors), or (vi) enter into any agreement with respect to any of the foregoing.

●	Conversion. Each share of Series B Preferred Stock plus accrued, but unpaid, dividends thereon, or the Aggregate Preference Amount, shall be convertible, at any time and from time to time at the option of the holder thereof, into that number of shares of common stock determined by a formula (computed on the date of conversion), (i) the numerator of which is equal to the Aggregate Preference Amount and (ii) the denominator of which is equal to the quotient of the Conversion Price divided by $1.33. The “Conversion Price” for the Series B Preferred Stock shall initially be equal to $0.8684, subject to adjustment as described in the Series B Certificate of Designation. In addition, upon the earlier to occur of: (i) a Deemed Liquidation Event or (ii) if there has not been a breach or default by us under the Purchase Agreement that has occurred and is continuing, May 31, 2018, each share of Series B Preferred Stock plus accrued, but unpaid, dividends thereon shall be automatically converted into that number of shares of common stock determined by dividing $1.33 by the Conversion Price. Notwithstanding the forgoing, if we have not obtained approval from our stockholders with respect to the issuance of shares upon conversion in excess of 19.99% of the issued and outstanding common stock on the applicable conversion date (which we refer to as the Stockholder Approval), then we may not issue, upon conversion of the Series B Preferred Stock, a number of shares of common stock which, when aggregated with any shares of common stock issued on or after the Series B Original Issue Date and prior to such conversion date, would exceed 19.99% of the issued and outstanding shares of common stock (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) (we refer to such number of shares as the Issuable Maximum). Each holder shall be entitled to a portion of the Issuable Maximum equal to the quotient obtained by dividing (i) the Series B Original Issue Price of such holder’s Series B Preferred Stock by (ii) the aggregate Series B Original Issue Price of all Series B Preferred Stock issued to all holders.

●	Redemption. If (i) there is a breach by us of any of our representations and warranties contained in Sections 3.1(a) (Subsidiaries), 3.1(b) (Organization and Qualification), 3.1(c) (Authorization; Enforcement), 3.1(d) (No Conflicts), 3.1(f) (Issuance of the Shares), 3.1(g) (Capitalization), or 3.1(n) (Taxes) of the Purchase Agreement that has not been cured within 30 days after the date of such breach or (ii) Stockholder Approval has not been obtained by March 31, 2018 (each event being referred to herein as a Redemption Event), then each holder of Series B Preferred Stock may, at its option, require us to redeem any or all of the shares of Series B Preferred Stock held by such holder at a price per share equal to $1.33, plus accrued, but unpaid, dividends through and including the date of such redemption. We must provide a notice, or an Event Notice, to each holder of the occurrence of a Redemption Event of the kind described in (i) above (referred to herein as a Breach Event) as soon as practicable after becoming aware of such Breach Event, but in any event, not later than fifteen (15) days after such Breach Event and such notice shall provide a reasonable description of such Breach Event. A holder must send written notice of redemption, or a Redemption Notice, to us within ninety (90) days after (i) we provide such holder an Event Notice with respect to a Breach Event or (ii) the occurrence of a Redemption Event of the kind described in (ii) above. For the avoidance of doubt, if we do not timely provide an Event Notice, the holder shall nevertheless have the right to deliver a Redemption Notice in connection with any Redemption Event. If a holder fails to send a Redemption Notice on or prior to the 90th day after the occurrence of any Redemption Event, then such holder will lose such holder’s right to redemption with respect to the particular Redemption Event, but not any other Redemption Event. We did not obtain Stockholder Approval prior to March 31, 2018.

The Purchase Agreement is subject to the usual pre- and post-closing representations, warranties and covenants. In addition, we agreed that, so long as the shares of Series B Preferred Stock purchased by OFI are outstanding, our debt (as defined by U.S. generally accepted accounting principles, or GAAP) shall not exceed 45% of our fixed assets without the prior written consent of the Requisite Holders. Subject to stockholder approval, we also agreed to amend the certificate of designation for our Series A Convertible Preferred Stock to change the conversion price from $2.5183 to $1.12024021352 such that each share of Series A Convertible Preferred Stock will be initially convertible into 56.20 shares of common stock instead of 25 shares of common stock. In addition, we agreed that at any time prior to the termination of the OFI Voting Agreement (as defined below), we shall cause any person who acquires any securities from us or any of our affiliates that, together with all securities held by such acquirer and its affiliates, will own, directly or indirectly, five percent (5%) or more of our outstanding common stock (after giving effect to the right of any such person to convert or exchange securities), to become a party to the OFI Voting Agreement by causing such person, as a condition to the delivery of such securities, to sign a counterpart signature page thereto that joins such person to the OFI Voting Agreement.

We also agreed to nominate two (2) directors to our Board of Directors upon request of OFI. In furtherance thereof, on December 22, 2017, Messrs. Suneet Singal and Darrel C. Menthe delivered resignation letters to our Board of Directors pursuant to which they resigned from the Board of Directors effective automatically on the third (3rd) day following written request to do so from OFI. Notwithstanding the fact that OFI has not yet requested Messrs. Singal and Menthe to resign from our Board of Directors, Messrs. Singal and Menthe did resign on March 3, 2018. Their resignations were not in connection with any known disagreement with the Company.

As promptly as possible following the first closing, we are also required to file a proxy statement and hold a special meeting of our stockholders to authorize and approve the issuance of shares of common stock upon conversion of the Series B Preferred Stock and the amendment to the certificate of designation for our Series A Convertible Preferred Stock described above. As of the date of this report, we have not yet filed such proxy statement.

In furtherance of obtaining such stockholder approval, on December 22, 2017, OFI entered into a shareholder voting support and confidentiality agreement, or the OFI Voting Agreement, with the Contributor and certain other significant stockholders of our company, including the Note Holders, pursuant to which the such stockholders agreed to vote their shares in favor of the transactions contemplated by the Purchase Agreement, including the issuance to OFI or its designees of common stock upon conversion of its Series B Preferred Stock equal to 20% or more of the common stock or 20% or more of the voting power outstanding before the issuance (which we refer to as the OFI 20% Proposal), and also agreed to certain transfer restrictions on the securities of our company owned by them. Under the OFI Voting Agreement, such stockholders may not transfer or otherwise dispose of any equity securities of our company until the earlier of: (i) the date of termination of the Purchase Agreement in accordance with its terms; (ii) the later of (a) the date that this registration statement becomes effective or (b) the first business day following approval of the OFI 20% Proposal by our stockholders, (iii) the mutual written consent of the parties to the OFI Voting Agreement, or (iv) December 31, 2018. Such transfer restrictions do not apply to the exercise of any option, warrant or other securities convertible or exchangeable for securities of our company, or following stockholder approval of the OFI 20% Proposal, to the following transfers: (i) if the stockholder is a corporation, partnership, limited liability company or other entity, any transfer to an affiliate if such transfer is not for value; or (ii) if the stockholder is an individual, transfers, (a) for nominal consideration or as a gift to any member of such stockholder’s immediate family (defined as the spouse, parents, lineal descendants, the spouse of any lineal descendant, and brothers and sisters) or a trust for the benefit of such stockholder or any member of such stockholder’s immediate family, (b) in connection with estate or tax planning, (c) to non-profit organizations qualified as charitable organizations under Section 501(c)(3) of the Internal Revenue Code of 1986, as amended, or (d) upon the death of such stockholder pursuant to a will or other instrument taking effect upon the death of such stockholder, or pursuant to the applicable laws of descent and distribution to such stockholder’s estate, heirs or distributes. The restrictions also do not apply to any transfer by the Contributor or the Contributor Parent, in each case, to any holder of a security issued by it. The OFI Voting Agreement also includes a power of attorney pursuant to which each stockholder designated and appointed our company and its duly authorized officers and agents as its agents and attorney in fact to act on the stockholder’s behalf to execute any proxy relating to any meeting of our stockholders for the purposes set forth in the OFI Voting Agreement.

As a condition to the first closing, we entered into a registration rights agreement, or the OFI Registration Rights Agreement, with OFI, pursuant to which we agreed to register all shares of common stock that may be issued upon conversion of the Series B Preferred Stock, or the Registrable Securities, under the Securities Act. We agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the first closing and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Series B Preferred Stock may have under the OFI Registration Rights Agreement or under applicable law, we shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) the Series B Original Issue Price by (y) the number of shares of Registrable Securities held by the holder (such product referred to herein as the Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1.0% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the OFI Registration Rights Agreement shall be ten percent (10%) of the Investment Amount. On January 23, 2018, we filed a registration statement on Form S-3 to register the shares issued to OFI in the first closing. OFI waived its right to liquidated damages in connection with the late filing of such registration statement.

Under the Purchase Agreement, we also agreed to indemnify and hold OFI and its successors and permitted assignees (collectively referred to herein as the Investor Indemnified Parties) harmless from, any and all Damages (as defined below) incurred or suffered by such Investor Indemnified Party arising out of any inaccuracy or other breach of any representation or warranty of our company in any of the Transaction Documents (as defined in the Purchase Agreement) or any breach of covenant or agreement made by us in any of the Transaction Documents. “Damages” means the amount of (i) the sum of the aggregate amount of all damages, losses, liabilities and expenses (including reasonable expenses of investigation and reasonable attorneys’ fees and expenses) in connection with any action, suit or proceeding whether involving a third party claim or a claim solely between the parties, but excluding any incidental, indirect or consequential damages, losses, liabilities or expenses; (ii) multiplied by the Indemnity Gross Up Factor. The “Indemnity Gross Up Factor” is equal to X divided by Y, where X is equal to 1 and Y is equal to 1 minus a fraction, the numerator of which is equal to the number of shares of common stock held by OFI, determined and on a fully diluted basis assuming the full conversion of shares of Series B Preferred Stock that OFI is then entitled to convert; and the denominator of which is the number of shares of common stock determined on a fully diluted basis. Notwithstanding the foregoing, no Investor Indemnified Party shall be entitled to indemnification unless and until the aggregate Damages incurred in respect of all claims collectively exceeds $50,000 whereupon Investor Indemnified Parties shall only be entitled to indemnification for all such Damages in excess of such $50,000 threshold.

The Purchase Agreement may be terminated by the written agreement of us and OFI, or by us or OFI if the final closing does not take place prior to December 31, 2018.

Our Prior Business Operations

Under its previous name, PhotoMedex, Inc., our company was, until the recent sale of the last significant business unit (its consumer products division which was sold to ICTV Brands, Inc., or ICTV, on January 23, 2017; see Note 2, Discontinued Operations, to our consolidated financial statements), as described below and in other sections of this report, a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

Before we commenced our current real estate business, we organized our business into three operating segments based upon our management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment (sold to ICTV on January 23, 2017) derived its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derived its revenues from the XTRAC (sold to MELA Sciences on June 22, 2015) procedures performed by dermatologists, the sales of skincare products (sold to Pharma Cosmetics on September 15, 2016), the sales of surgical disposables and accessories to hospitals and surgery centers (sold to Dalian JiKang Medical Systems September 1, 2015) and on the repair, maintenance and replacement parts on various products. The Professional segment generated revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products.

We still market and sell our LHE® brand products, which were included in our Professional segment, through our subsidiary, Radiancy, Inc., or Radiancy. We are in the process of liquidating the remaining legacy inventory and assets of this business line, after which time we will no longer operate this business.

The proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. Except for occasional sale of left over inventory, this business segment has basically ceased operations with the NEOVA sale September 23, 2016.

Sale of Prior Business

On March 31, 2016, we completed the sale to The Lotus Global Group, Inc. of all of the tangible and intangible assets of the Omnilux product line for $220 thousand ($110 thousand was received as a refundable deposit during December 2015 in advance and $110 thousand was received in April 2016), pursuant to the Agreement for Sale of Assets dated March 31, 2016. Management does not believe that the sale of the Omnilux product line represented a strategic shift for our company. As a result, the above transaction has not been reflected in the accompanying consolidated financial statements as discontinued operations (see Note 2, Discontinued Operations, to our consolidated financial statements). We recorded a loss on the disposal of those assets in the amount of $843 thousand for the year ended December 31, 2016.

On August 30, 2016, we entered into an Asset Purchase Agreement for the sale of our Neova product line. The sale was completed on September 15, 2016, resulting in immediate cash proceeds to us of $1.5 million and we recorded a loss of $1,731 thousand from the transaction during the third quarter ended September 30, 2016, and for the year ended December 31, 2016. The parties entered into several ancillary agreements as part of this transaction, including a Neova Escrow Agreement and a Neova Transition Services Agreement. Under the Neova Escrow Agreement, $250 thousand of the Purchase Price was placed into an escrow account held by U.S. Bank National Association as Escrow Agent. The funds were to remain in escrow until September 15, 2017, one year following the closing of the transaction. We received $158 thousand of these on December 13, 2017 and recognized an additional loss of $92 thousand on the sales of the Neova product line for the amount of funds withheld from the escrow account.

On October 4, 2016, we entered into an Asset Purchase Agreement with ICTV for the sale of our consumer division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. We also entered into a Transition Services Agreement, pursuant to which we agreed to provide ICTV with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three months to up to one year following the closing date, during which time ICTV would arrange to transition the services it receives to its own personnel.

This transaction was completed on January 23, 2017, (see Note 2 Discontinued Operations). We considered a number of factors before entering into the Asset Purchase Agreement, including, among other things, the price to be paid by ICTV, the strategic and financial benefits that the asset sale would provide to us, our extensive search process with respect to the sale of the business, the future business prospects of the business and the terms and conditions of the Asset Purchase Agreement. Ultimately, we concluded that the price offered by ICTV was a fair offer for the consumer products division.

On July 12, 2017, we entered into a Termination and Release Agreement under which the Asset Purchase Agreement described above was terminated and is of no further force and effect, except for certain surviving rights, obligations and covenants described in the Termination and Release Agreement. Pursuant to the Termination and Release Agreement, ICTV paid us $2 million in cash and we agreed that ICTV will have no further royalty or other payment obligations under the Asset Purchase Agreement. We derecognized the $4.5 million royalty receivable (which had been recognized on January 23, 2017) and recognized a total loss of $2 million in the nine-month period ended September 30, 2017, resulting in an adjustment of $2 million to the amount of the loss on the disposal of the asset. We had classified the assets of the consumer division as assets held for sale as of December 31, 2016.

As partial consideration for the releases provided by ICTV pursuant to the Termination and Release Agreement and in accordance with the terms therein, on July 12, 2017, we entered into a Bill of Sale and Assignment, which provides that we shall sell, assign, transfer, convey and deliver to ICTV, and ICTV purchase and accept from us, all of the right, title and interest, legal or equitable, in and to a deposit in the amount of $210 thousand held by a consumer division vendor, Sigmatron International, Inc., pursuant to an arrangement between us and Sigmatron International, Inc.

As part of the sale of the consumer product line, which transaction was determined to represent a complete liquidation of a foreign subsidiary, the cumulative translation adjustment of $3,228 thousand related to that foreign entity was reclassified from accumulated other comprehensive income (loss) and reported as part of gain or loss from the sale.

Organizational Chart

The following chart depicts our organizational structure following the sale of our prior business and the Contribution Transaction. All subsidiaries are wholly-owned unless otherwise indicated.

FC Global Realty Incorporated (NV, USA)
RETPROP I, LLC (DE, USA)
Radiancy, Inc. (DE, USA)
PhotoMedex Technology, Inc. (DE, USA)
FC Global Realty Operating Partnership, LLC (DE, USA)
Radiancy (Israel) Ltd. (Israel)
75%
Central Valley Gas Station Development, LLC (DE, USA)
First Capital Avalon Jubilee, LLC (DE, USA)
Photo Therapeutics, Ltd. (UK)

Organizational chart does not include PhotoMedex De Colombia SAS, a subsidiary which has no assets and which is in process of being closed down.

Our Real Estate Business

Our focus is to build our company into a leading real estate, asset management and development company, concentrating primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and asset management. Our objective is to generate long term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

Income Producing Properties

For income producing properties, we intend to acquire assets that provide recurring income with the potential for income growth over the long-term. We believe there can be an attractive risk/reward profile to such properties based on the location and the underlying credit attributes of the tenants. In addition, we may invest in loans that are secured by income producing properties or ground leases on such properties. We believe that owning a diversified portfolio of actively managed properties and other real estate related investments can produce a consistent stream of income with long-term upside potential from income growth or redevelopment.

Real Estate Development

We look to invest in land assets that can be developed into income generating commercial, residential and hospitality properties, for-sale residential properties, or mixed-use development opportunities. Such properties may require extensive planning, and for these investments, we may partner with local developers, architects, and engineers to maximize the highest and best use. We focus on development properties where we believe the risk profile is misunderstood thus creating significant opportunity if we are able to turn the development into a stabilized operating property.

Competition

We believe the real estate business is very competitive. Our properties may compete with local sites in attracting skilled labor during the construction process and in attracting tenants and end-users upon completion. We compete with several types of real estate investors for acquisitions of properties, including real estate limited partnerships and private equity, REITs, developers, financial institutions, and individuals that own, manage, finance or develop properties. Many of these groups have larger operations and greater financial resources than we do.

We believe that our size and scale provide an opportunity to take advantage of smaller-tier assets that most traditional investors do not focus on due to size limitations, thus creating unique investment opportunities with attractive risk/reward profiles.

Investment Strategy

Our diversified investment strategy provides us with flexibility to invest across real estate asset classes and submarkets in the United States and globally. We will look to utilize our industry experience and relationships to identify the transactions which generate the most attractive risk / reward opportunities consistent with our strategy. We enforce a rigorous and repeatable underwriting process based on deep research and due diligence.

One of our core strategies is that we intend to find investments in secondary and tertiary markets with assets that require minimal capital expenditures but generate initial unlevered cash flow yields that are higher than those in primary markets. We look to acquire assets in submarkets where the population and employment trends are positive and where the underlying asset serves a key purpose to the local community.

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not currently structured as a REIT, thus we have the ability to retain earnings and to operate in real estate asset management, development and peripheral real estate activities, items that may be limited by REIT requirements. We will look to utilize our existing infrastructure to provide efficiencies of scale to owners of real estate assets as we grow our portfolio over time.

Our criteria for evaluating investments includes, but is not limited to, submarket location of the asset, economic and population growth fundamentals of the location, credit quality of the tenant, terms of the underlying leases, historical cash flow and capital expenditure needs at the property, ability to acquire financing secured by the property, tax and regulatory risks associated with the investment, environmental and structural attributes of the property, long-term viability of the asset, and potential redevelopment opportunities of the real estate.

We do extensive research on these investment attributes when preparing our investment memorandum. We compare the real estate acquisition we are making to other investments with similar risk profiles both inside and outside the direct real estate investment sector to best assess the merits of the opportunity.

Existing Portfolio

In 2017, we acquired (i) three vacant land sites intended for development as gas stations in northern California, (ii) a majority membership interest in a limited liability company that owns a vacant land site located in Northern California, and (iii) an interest in a limited liability company which owns property located in Los Lunas, New Mexico being developed as a single family residential development.

Our Intellectual Property

We do not have any material intellectual property rights relating to our real estate business. However, we do employ certain proprietary processes related to the real estate business which are protected as trade secrets of our company. We have not, at this time, registered any patents, trademarks or copyrights associated with our real estate business and do not expect to do so.

Our legacy global skin health business provided integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We protected our proprietary rights relating tour legacy business from unauthorized use by third parties to the extent that our proprietary rights were covered by valid and enforceable patents, trademarks, trade names or copyrights, or were effectively maintained as trade secrets.

Historically, our policy was to file patent applications and to protect certain technology, inventions and improvements that are commercially important to the development of our business. As patents expire and expose our inventions to public use, we sought to mitigate the impact of such expirations by seeking protection of improvements. We also relied on trade secrets, employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights pertaining to our products and technology.

Our products and services were offered under trademarks and service marks, both registered and unregistered. We believe our trademarks encouraged customer loyalty and aided in the differentiation of our products from competitors’ products. In connection with the sales of our Neova product line and our consumer products division, we transferred the intellectual property associated with those product lines, including trademarks and trade names, to their respective purchasers. Accordingly, we had 20 trademarks, either registered or being registered, in markets around the world that we intend to maintain in support of our real estate business and our legacy capital equipment products. These include 9 trademarks issued in the U.S. and 11 trademarks issued in the rest of the world. We periodically reviewed the trademarks in our portfolio for usefulness with our then existing and anticipated product lines; as a result, certain trademarks which were no longer in use in our business were not renewed.

Research and Development

Our research and development expenditures relating to our legacy business operations were approximately $143 thousand in 2017 and $1.2 million in 2016. As of January 23, 2017, the research and development personnel were transferred to ICTV in connection with the closing of the sale of the consumer product line assets.

Government Regulation

Regulations Relating to Legacy Business

Regulations Relating to Products and Manufacturing

Our products are regulated by numerous governmental authorities, principally the U.S. Food and Drug Administration or the FDA and corresponding state and foreign regulatory agencies. Any medical device or cosmetic we distribute would be subject to pervasive and continuing regulation by the FDA. The U.S. Food, Drug and Cosmetics Act, and other federal and state laws and regulations govern the pre-clinical and clinical testing, design, manufacture, use, labeling and promotion of medical devices.

We have received approval from the European Union to affix the CE Mark to our LHE products. This certification is a mandatory conformity mark for products placed on the market in the European Economic Area, which is evidence that they meet all European Community, quality assurance standards and compliance with applicable European medical device directives for the production of medical devices. This will enable us to market our approved products in all of the member countries that accept the CE Mark. We also will be required to comply with additional individual national requirements that are in addition to those required by these nations. Our products have also met the requirements for marketing in various other countries.

Failure to comply with applicable regulatory requirements can result in fines, injunctions, civil penalties, recalls or seizures of products, total or partial suspensions of production, refusals by the U.S and foreign governments to permit product sales and criminal prosecution and could have a material adverse effect on our business, financial condition and results of operations.

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

Regulations Relating Real Estate Business

Federal, State and/or Local Regulatory Compliance

We are, or will be, subject to a variety of Federal, state and/or local statutes, ordinances, rules, and regulations covering the purchase, development, construction and operation of real estate assets. These regulatory requirements include zoning and land use, building design, construction, worksite safety, traffic, and other matters, such as local rules that may impose restrictive zoning and developmental requirements. We are, or will be, subject to various licensing, registration, and filing requirements in connection with the development, construction, advertisement, and sale of certain real estate assets. Additionally, state and/or local governmental agencies may impose moratoriums on new construction in an area due to the need for infrastructure development, including road development and utility remediation. Finally, state and/or local governments retain certain rights with respect to eminent domain which could enable them to restrict or alter the use of our property. These requirements may lead to increases in the Company’s overall costs. The need to comply with these requirements may significantly delay development and/or construction with regard to properties, or lead us to alter our plans regarding certain real estate assets. Some requirements, on a property by property evaluation, may lead to a determination that development of a particular property would not be economically feasible, even if any or all necessary governmental approvals were obtained.

Environmental Regulatory Compliance

Under various Federal, state and/or local laws, ordinances and regulations, a current or previous owner or operator of a property may be required to investigate and/or clean-up hazardous or toxic substances released at that property. That owner or operator also may be held liable to third parties for bodily injury or property damage (investigation and/or clean-up costs) incurred by those parties in connection with the contamination at that site. These laws often impose liability without regard to whether the owner or operator knew of or otherwise caused the release of the hazardous or toxic substances. In addition, persons who arrange for the disposal or treatment of hazardous substances or other regulated materials also may be liable for the costs of removal or remediation of such substances at a disposal or treatment facility, whether or not such facility is owned or operated by such persons.

The costs of remediation or removal of hazardous or toxic substances can be substantial, and the presence of contamination, or the failure to remediate contamination discovered, at a property we own or operate may adversely affect our ability to develop, construct on, sell, lease, or borrow upon that property. Current and former tenants at a property we own may have, or may have involved, the use of hazardous materials or generated hazardous wastes, and those situations could result in our incurring liabilities to remediate any resulting contamination if the responsible party is unable or unwilling to do so.

In addition, our properties may be exposed to a risk of contamination originating from other sources. While a property owner generally is not responsible for remediating contamination that has migrated on-site from an off-site source, the contaminant’s presence could have adverse effects on our ability to develop, construct on, operate, sell, lease, or borrow upon that property. Certain environmental laws may create a lien on a contaminated site in favor of the government for damages and costs the government may incur to remediate that contamination. Moreover, if contamination is discovered on a property, environmental laws may impose restrictions on the manner in which that property may be used, or how businesses may be operated on that property, thus reducing our ability to maximize our investment in that property. Our properties have been subjected to varying degrees of environmental assessment at various times; however, the identification of new areas of contamination, a change in the extent or known scope of contamination, or changes in environmental regulatory standards and/or cleanup requirements could result in significant costs to us.

Employees

As of March 31, 2018, we had 4 full-time employees devoted to the ongoing business of our company, which consisted of 2 executive officers and 2 finance, legal and administration staff, as well as 2 part-time employees.

Our employees are not represented by a labor union nor covered by a collective bargaining agreement. We believe that we have good relations with our employees.

Available Information

Our website is www.fcglobalrealty.com. Our annual reports on Form 10-K, quarterly reports on 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website at www.fcglobalrealty.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the SEC. The information on our website is not a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

In addition to the other information contained in this report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations. The following discussion of risk factors contains forward-looking statements as discussed above. Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.

Risks Relating to Our Business Generally

Our financial condition as of December 31, 2017 raises substantial doubt about our ability to continue as a going-concern.

As of December 31, 2017, we had an accumulated deficit of approximately $134.45 million and shareholders’ deficit of approximately $2.90 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses. At present, we are only generating de minimis income from our legacy operating activities.

Cash and cash equivalents as of December 31, 2017 were approximately $0.95 million. We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with the sale of certain assets and business units.

On March 31, 2017, we entered into the Contribution Agreement under which certain real estate investment properties were contributed to our company in exchange for the issuance of our capital stock. Closing of the Contribution Agreement occurred on May 17, 2017. However, the assets assumed in such contribution do not represent a business and are not producing cash flows and/or revenues.

On December 22, 2017, we entered into the Purchase Agreement with OFI, under which OFI may invest up to $15 million in our company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share. On December 22, 2017, we completed the first closing under the Purchase Agreement, pursuant to which OFI provided $1.5 million to us. On January 24, 2018, we completed a second closing under the Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in. Under the Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the Purchase Agreement has been terminated in accordance with its terms. OFI has no obligation to continue to invest in our company, and there are restrictions placed by OFI on the use of these funds.

We will be required to obtain additional liquidity resources in order to support our operations. We are addressing our liquidity needs by seeking additional funding from lenders and investors. There are no assurances, however, that we will be able to obtain an adequate level of financial resources required for the short and long-term support of our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

If we need to raise additional funds to pursue our growth strategy or continue our operations, we may be unable to raise capital when needed.

From time to time, we may seek additional equity or debt financing to make acquisitions or other investments, to provide for capital expenditures, finance working capital requirements, continue our expansion, or increase liquidity. In addition, if our business plans change, general economic, financial or political conditions in our markets change, or other circumstances arise that have a material negative effect on our cash flow, the anticipated cash needs of our business as well as our conclusions as to the adequacy of our available sources of capital could change significantly.

Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital, and we cannot predict the timing or amount of any such capital requirements at this time. If financing is not available on satisfactory terms, or at all, we may be unable to expand our business at the rate desired and our results of operations may suffer.

We are dependent upon dividends from our subsidiaries to meet our financial obligations.

We are a holding company and our principal assets are the equity interests we hold in our subsidiaries, which own, either directly or indirectly through their subsidiaries, our real estate assets. As a result, we depend on dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our existing subsidiaries are legally distinct from us and may be significantly restricted from paying dividends or otherwise making funds available to us pursuant to the agreements governing their financing arrangements. In addition, their ability to make payments to us will also depend on their earnings, business, tax considerations and legal restrictions, including applicable state corporate laws. We cannot assure you that the agreements governing our current and future indebtedness of our subsidiaries, applicable laws or state regulation will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments to meet our financial obligations.

If we fail to manage our growth effectively, our businesses could be disrupted which could harm our operating results.

We expect to experience growth in our business, both organically and through acquisitions. We expect to make significant investments to enable our future growth. Such growth may place a strain on our management and operations. Our ability to manage this growth will depend upon, among other factors, our ability to broaden our management team; our ability to attract, hire, train, motivate and retain skilled employees; and the ability of our officers and key employees to continue to implement and improve our operational, financial and other systems. Our future success is heavily dependent upon achieving such growth. Any failure to effectively manage future growth could have a material adverse effect on our business, results of operations and financial condition.

We have outstanding litigation which we may not be able to settle, or which we may not be able to settle on terms favorable to us.

We are involved in certain litigation relating to our former businesses, including a two product liability suits brought by a consumer regarding the no!no! product. We intend to vigorously defend claims brought against us, and to prosecute such suits to recoup sums owed to us. However, we may seek to settle such matters in order to avoid excessive legal fees and costs and the lengthy time such litigation may require in order to reach a resolution. However, there is no guarantee that we may be able to reach a settlement or resolution of such litigation, or that such a settlement or resolution will be reached in a manner that is advantageous to us, and in such cases we will need to proceed with litigation. Regardless of its outcome, litigation may result in substantial costs and expenses, and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending matters. In addition to the pending matters, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of our normal business operations, which could involve a costly and lengthy draw upon our resources and could result in a resolution to the litigation which may be detrimental to us.

We are the subject of certain tax audits which may not be resolved without impacting our operations.

We have in the past, and are currently, the subject of certain audits by state agencies and international authorities for various tax matters including, but not limited to, sales and use and corporate income taxes, and unclaimed property reporting. While past audits have been resolved without significant impact upon us or our operations, there is no guarantee that future audits will be resolved in a manner that is satisfactory to us or that has no material impact upon our operations. Such results could include the payment of assessments which could impact our remaining resources and affect our ability to continue our operations in the existing manner.

We depend on our executive officers and key personnel to implement our business strategy and could be harmed by the loss of their services and the inability to attract personnel for these positions.

We believe that our growth and future success will depend in large part upon the skills of our key management. Certain members of our management staff as well as other key employees may voluntarily terminate their employment with us at any time, with or without notice. There is substantial competition for personnel in the industries in which we operate, and we may face increased competition for such employees, resulting in the need to compensate these personnel at a higher-than-anticipated rate, a delay in replacing such personnel and integrating them into our operations, and the possibility that we may be unable to attract and retain these personnel. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to product development or approval, loss of sales and diversion of management resources, and may have an adverse effect on our business and our ability to grow that business.

In particular, our success depends in part upon the continued service and performance of Mr. Vineet P. Bedi, our Chief Executive Officer, and Mr. Matthew Stolzar, our Chief Financial Officer and Chief Investment Officer. We have fixed-term employment agreements with Messrs. Bedi and Stolzar; however, there are no assurances that the services of these individuals will be available to us for any specified period of time. The loss of the services of one or both of these officers could adversely affect our ability to develop and expand our business.

Additionally, we do not currently maintain “key person” life insurance on the lives of Messrs. Bedi and Stolzar, our other executives or any of our employees. Our lack of insurance means that we may not have adequate compensation for the loss of the services of our key employees, which could affect our ability to maintain the level of services formerly provided by those persons.

In our industry, there is substantial competition for key personnel in the regions in which we operate and we may face increased competition for such employees. If we are unable to attract key personnel in a timely manner, including key personnel who have critical industry experience and relationships in the regions in which we operate, it may have an adverse effect on our business and our ability to drive growth.

Our ability to use our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of “ownership changes” of our company caused by the Contribution Transaction. In addition, the amount of such carryforwards could be subject to adjustment in the event of an examination by the Internal Revenue Service.

If a corporation undergoes an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, as a result of the acquisition, the amount of our pre-change net operating losses, or NOLs, that may be utilized to offset future taxable income will be subject to an annual limitation. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders increases by more than 50 percentage points over such stockholders’ lowest percentage ownership during the applicable testing period (generally three years). The annual limitation generally is determined by multiplying the value of the corporation’s stock immediately before the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may, subject to certain limits, be carried over to later years, and the limitation may under certain circumstances be increased by recognized built-in gains or reduced by recognized built-in losses in the assets held by the corporation at the time of the ownership change. Similar rules and limitations may apply for state income tax purposes.

Our NOLs, which for federal income tax purposes expire over the next 20 years, may be subject to an annual limitation under Section 382 of the Code as a result of the completion of the Contribution Transaction. Consequently, our ability to utilize our pre-change NOLs may be subject to an additional layer of limitations imposed by Section 382 of the Code. The amount of the NOL carryforwards is subject to review and audit by the Internal Revenue Service and there can be no assurance that the benefit of such NOL carryforwards will be fully realized.

We are analyzing the tax implications of the ownership of our inactive subsidiaries in Israel and Europe, including the tax implications of dissolving or otherwise disposing of such subsidiaries. As a result of the application of Israeli and/or European tax laws, the dissolution or other disposition of these subsidiaries may result in a significant tax in such foreign jurisdictions and/or a significant tax in the United States which may not be covered by our NOLs or result in the loss of our NOLs.

Certain of our subsidiaries, both in the United States and in foreign jurisdictions, are participants in intercompany loans which originated at one of the foreign jurisdiction subsidiaries. The foreign subsidiaries could incur a tax liability as a result of holding those open loans. The subsidiary companies are not in a position to repay those loans in full. We and our subsidiaries’ boards are examining how best to proceed, but to either repay a loan, or to default and have the loan forgiven, could result in income being imputed to that subsidiary in the United States. While we and various subsidiaries hold large amounts of NOLs on a Federal level, the use of certain of those losses is restricted under Section 382 of the Code as a result of past changes of control of our company, and the transactions which occurred during 2017 may impose further restrictions on the use of these NOLs should those transactions have resulted in a change of control during 2017. Accordingly, we may be subject to significant and unexpected tax liability in Israel, Europe and/or the United States and such liability would have a material and adverse effect on our financial condition and prospects.

The Contribution Transaction may not qualify for special tax treatment, for example, as a tax-free reorganization for U.S. federal income tax purposes, resulting in certain stockholders’ recognition of taxable gain or loss in respect of their stock.

There is currently no opinion as to whether the Contribution Transaction will qualify for special tax treatment, as, for example, a tax-free reorganization for U.S. federal income tax purposes. Moreover, there is no requirement we take all actions to ensure that the Contribution Transaction so qualifies and, therefore, no assurance can be given that the Contribution Transaction will qualify for any certain tax treatment, including as a tax-free reorganization, or that the Internal Revenue Service or the courts will not assert that the Contribution Transaction fails to qualify as such. If the Contribution Transaction does not qualify as a tax-free reorganization, some holders of stock may be required to recognize gain or loss or incur other taxable consequences as a result of the Contribution Transaction.

If the Company fails to manage and protect its and its subsidiaries’ network security and underlying data effectively, its businesses could be exposed to a cyber-attack or other disruption which could harm its operating results.

Like other corporations, the Company relies upon a variety of information technology systems to transmit, process and store information in an electronic format for use in daily operations. In particular, the Company possesses and uses personal information in the conduct of its business, including credit card, insurance and banking information of our customers and vendors. The size, inter-relationship and complexity of these systems, and the possession of such information, makes us vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, theft or loss of data privacy or other significant interference with the use and possession of such information, that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of network security or other interception of this information, could expose the Company to costly litigation, damage its reputation and result in greater expenses.

Our information systems require a constant and ongoing dedication of significant resources to maintain, protect, and enhance our existing systems as well as keep pace with changes in information processing technology and regulatory standards. In particular, maintaining the Company’s network security is of critical importance because the systems may store proprietary and confidential customer and vendor data such as names, addresses, other personal information, bank account and credit card numbers. The Company uses commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate its systems and networks. Employee error, malfeasance or other mistakes in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. The Company employs contractors who may have access to the personal information of customers, vendors and employees. It is possible such individuals could circumvent the Company’s data security controls, which could result in a breach of privacy. In addition, third parties may attempt to hack into our systems to obtain data relating to our business plans, products or proprietary technology. Any failure to maintain or protect these information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to data, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

We are subject to the provisions of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The Foreign Corrupt Practices Act (the “FCPA”), as well as similar anti-corruption laws in foreign jurisdictions around the world, generally prohibit companies, their subsidiaries, affiliates, contractors and/or intermediaries, from offering and/or making improper payments, or providing anything of value, to non-U.S. government officials for the purpose of obtaining or retaining business or securing an unfair advantage in business matters.  Certain parts of the world have experienced, or are continuing to experience, some measure of governmental corruption; while in other parts of the world, strict compliance with anti-bribery laws may conflict with local business customs and practices.  Both the real estate business and the healthcare business are subject to particular scrutiny in such matters, due to the requirements of numerous governmental approvals for real estate development and the predominance of government-sponsored healthcare systems around the world.  The Company has established formal policies and procedures that prohibit, and monitor for, conduct which may violate these laws, but we cannot guarantee that employees, affiliates, representatives and/or agents of the Company will not engage in conduct that violates these laws and for which the Company may be held responsible.

Risks Relating to Our Real Estate Business

We have initiated an internal investigation into the validity of our subsidiary’s 17.9133% ownership interest in Avalon Jubilee LLC, the owner of property located in Los Lunas, New Mexico. If our investigation ultimately determines that issues exist relating to the validity of our ownership interest in Avalon Jubilee LLC, our financial condition will be materially adversely affected.

On January 12, 2018, we received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1 – 5. The suit asks the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint does not name our company or any of its subsidiaries or specifically question our interest in Avalon Jubilee LLC, it raises questions about whether the transfers of interest leading to our acquisition of our interest in Avalon Jubilee LLC were properly made in accordance with the Avalon Jubilee operating agreement. We have begun an internal investigation into the validity of our ownership interest in Avalon Jubilee LLC and will disclose the results of that investigation once it has been completed. Accordingly, we may be required to engage in costly litigation to validate our interest in Avalon Jubilee LLC. Alternatively, a court may ultimately determine that we do not own such interest in which our financial condition will be materially adversely affected as we will no longer be the owner of what we believe is a material asset of ours and be left only with potential claims against the transferors of such assets, which may not result in a full recovery of our losses. Either costly litigation or the loss of a material asset and the inability to fully recover such loss through lawsuits against the transferees of our interest in Avalon Jubilee LLC would have a material adverse effect on our financial condition and prospects.

Litigation against us or the Contributor Parties regarding the acquisition from the Contributor could result in the payment of damages which could adversely affect our business, financial condition or results of operations.

If any plaintiffs in a litigation against us or the Contributor Parties, or any of their respective directors, secures relief adversely affecting our acquisition under the Contribution Agreement, such relief may result in our company becoming liable for damages related to one or more of the properties acquired from the Contributor. In addition, we could incur significant costs in connection with lawsuits, including costs associated with the indemnification of our directors and officers.

We are entering into a new business line and, therefore, there is only a limited history upon which investors can evaluate our performance and our future business prospects.

We have entered into the Contribution Agreement with the Contributor and the Contributor Parent, pursuant to which the Contributor has contributed real estate assets to our company. This Contribution Agreement represents a new business line for our company, which has no experience in the real estate sector. We will be relying on the experience of our management team for the operation and development of this business line. As a result, our business will be subject to the substantial risks which are found in the early stages of a new business venture operating in the competitive real estate industry. Our future growth and development prospects must be evaluated in light of the risks, expenses and difficulties encountered by all companies in such situations, and in particular those companies which operate a business, such as real estate investment, in competitive environments that can be greatly affected by changes in economic conditions.

We may not be able to successfully integrate the acquired real estate business.

A successful integration of the operations of the real estate development business into our company will require that we devote significant management attention and resources to integrating our business practices, operations, and support functions into a public company structure. The challenges we may encounter include preserving customer, supplier, and other important relationships, addressing differences in business cultures, preserving employee morale, and retaining key employees while maintaining focus on meeting our operational and financial goals and the real estate development business, and adequately addressing other business integration issues. The process of integrating a real estate development business, the diversion of management’s attention from other business efforts, and any subsequent delays in the integration process, could adversely affect our business and financial performance and the market price of our stock.

We are subject to demand fluctuations in the real estate industry. Any reduction in demand could adversely affect our business, results of operations, and financial condition.

Demand for properties similar to those owned by us and expected to be owned by us is subject to fluctuations that are often due to factors outside our control. We are not able to predict the course of the real estate markets or whether the current favorable trends in those markets can, or will, continue. In the event of an economic downturn, our results of operations may be adversely affected, and we may incur significant inventory impairments and other write-offs, a major decline in our gross margins from past levels, and substantial losses from operations of this business.

Adverse changes in economic conditions in markets where our real estate investments are or may be made and where prospective purchasers and utilizers of these properties live could reduce the demand for and utilization of these properties and, therefore, adversely affect our operations and financial condition.

The real estate investment business in which we have become involved as a result of our signing of the Contribution Agreement will be conducted in the United States and may also be conducted in various global locales. Adverse changes in economic conditions in these markets, and in the markets where prospective purchasers and utilizers of our to-be-acquired properties live, could negatively impact those properties and their profitability. Unfavorable changes in job growth, employment levels, consumer income and spending patterns, a decline in consumer confidence, increases in interest rates, and an oversupply of similar properties, could reduce the demand, and depress the prices we may ask, for these properties, resulting in lower sales and income from these properties and a negative impact on our results of operations and financial condition.

Adverse weather conditions, natural disasters, and other unforeseen and/or unplanned conditions could disrupt our real estate developments.

Adverse weather conditions and natural disasters, such as hurricanes, tornadoes, earthquakes, floods, droughts, and fires, could have serious impacts on our ability to develop and market individual real estate offerings. Properties that we look to acquire may also be affected by unforeseen planning, engineering, environmental, or geological conditions or problems, including conditions or problems which arise on third party properties adjacent to or in the vicinity of properties which we expect to own and which may result in unfavorable impacts on our prospective properties. As our proposed real estate investments may be located in multiple countries, with differing climates and geological characteristics, each property will face different known and unknown risks. Any adverse event or circumstance could cause a delay in, prevent the completion of, or increase the cost of, one or more of these properties expected to be developed and brought to market by us, thereby resulting in a negative impact on our operations and financial results.

If the market value of our real estate investments decreases, our results of operations will also likely decrease.

The market value of each real estate investment will depend on market conditions both locally and globally. We expect to acquire land for each expansion into a new market at a cost based upon then-current economic conditions. If local and/or global economic conditions deteriorate, or if the demand for such properties decreases below the levels anticipated at the time of acquisition of a property, we may not be able to make a profit on such property comparable to those profits made by the Contributor and the Contributor Parent in the past. As a result of declining economic conditions, we may experience lower than anticipated or forecast results or profits, and/or may not be able to recover our costs of a project when a property is brought to market.

We rely on subcontractors to construct each property, and on building supply companies to provide components for each property’s construction. The failure of one or more of these subcontractors to properly construct these facilities, or any defects in the components obtained from building supply companies, could adversely affect these properties, and thus our operations.

We engage and rely on subcontractors to perform the actual construction of the buildings upon each property we purchase. Also, we purchase the components used in our construction projects from third party independent building supply companies. We utilize industry standard quality control programs, but despite these programs, we may find that subcontractors are utilizing improper construction practices or the components purchased from building supply companies do not perform as specified in the project’s plans. We may also find that our subcontractors are inadequately capitalized or have insufficient staffing to undertake the required work. In such events, we may incur substantial additional costs to repair substandard construction at our properties, to comply with the plans and local legal requirements. The cost of satisfying local legal building code obligations may be significant, and we may not be able to recover these costs from our subcontractors, suppliers and/or their respective insurers.

Legal challenges or governmental regulations may delay the start or completion of construction on our projected real estate ventures, increase our expenses, or limit our construction activities, which could have a negative impact on operations.

Each of our current and future real estate developments may experience a delay and/or increased expenses in construction, marketing and/or operation due to legal challenges to the development. These challenges may be brought by private parties or by governmental authorities, resulting in delays in the start or completion of each project’s construction or requiring changes to the design or construction of each development. Any delay or change in a development’s construction would result in increased expenses to us in the development of the property, which could in turn negatively impact our financial results with respect to that development and with respect to our overall operations.

Numerous governmental authorities are typically involved in each new development project, and such authorities have broad discretion in exercising their approval authority. Various local, state, and federal statutes, ordinances, rules, and regulations concerning building, zoning, sales, and similar matters apply to and/or affect the real estate development industry and govern matters including construction, marketing, sales, operation, lending, and other activities concerning each development. In the United States, there have been numerous changes in regulations that limit the availability or use of land, including regulations which limit growth in certain communities, the use of utilities including water and sewer outlets, road construction and utilization, and other related matters. Each jurisdiction in which we expect to invest in real estate development will have different and varying levels of regulation which must be taken into account when planning and implementing such developments. For example, we may be required to change or modify our plans due to alterations in local planning or laws. As a result, we could incur substantial costs related to compliance with legal and regulatory requirements with regard to each real estate development, negatively impacting our business by causing delays, increasing costs, or limiting our ability to operate in those locations.

If a development project experiences increased costs or shortages of labor or components, or other circumstances beyond our control, there could be delays or increased costs in developing such project, which could negatively impact our finances and operating results.

We may invest in real estate development projects in a number of countries and regions, including the United States Each project may be negatively impacted by local circumstances beyond our control, including labor shortages, disputes and work stoppages, union organizing activities, price changes and delays in availability of building materials and components, and a lack of adequate utility and road infrastructure and services. Any change in these circumstances could delay the start or completion of, or increase the cost of, one or more developments. We may not be able to recover any additional such costs through an increase in the prices for our properties, and therefore our operating results may be negatively affected.

Changes in tax laws, taxes or fees may increase the cost of each development, and such changes could adversely impact our finances and operational results.

Each development project will be subject to different tax laws, tax levies and governmental fees, depending upon its geographic location. Any increase or change in such laws, taxes, or fees, including real estate property taxes, and fees to fund schools, open space, utility and road improvements, could increase the cost of a development and thus have an adverse effect on our operations. Such changes could also negatively impact potential and/or actual users and purchasers of a development because potential buyers may factor such changes into their decisions to utilize or purchase a property.

We will incur significant advance costs in each real estate development before that development begins to generate revenue from sales and/or public usage, and as a result, we may not recover our costs in whole or in part, may recover those costs slower than originally anticipated, or may incur higher costs as a result of any delays in completion of a project, resulting in an adverse impact to our operating results.

We expect to make a number of significant cash outlays for each real estate development before the construction on that development begins, and considerably before any development begins to generate revenue. Such cash outlays will include expenditures to buy, rent, lease or otherwise acquire land, to plan, design and develop a property, to conduct site studies as necessary for development, to provide basic utility and infrastructure access to a property, to obtain permits, licenses, and other required regulatory approvals, to post surety bonds and such other construction guarantees as required by law, and to actually construct the project building(s) and to fully develop a property. These processes can take up to several years before a development is completed and ready to generate any revenue for us. The time to complete each development will vary, based on local geographic conditions, legal requirements, regulatory and community concerns, the ability to obtain required construction materials and labor, and other factors that may be unique to each project. We will face the risk that, during construction, demand for a project may change, alter or decline, and we may be forced to take steps to adjust to these changes in demand, including altering a project and its scope, and selling the property at lower than anticipated or planned prices or at prices that generate lower profit margins or losses. Inflation, economic changes or downturns, asset carrying costs (including interest on funds that are used to acquire land and/or construct a building) may also be generated and may be significant. As a result of these factors, we may experience adverse impacts on our operating results, and if a development experiences a significant decline in value, we may also be required to recognize material write-downs of the book value of a project building in accordance with GAAP.

The real estate industry is highly competitive and if other property developers are more successful or offer better value to customers, our business could suffer.

The real estate industry is highly competitive, regardless of locale, and we will face competitors in each location where we develop, construct, market, sell and/or operate real estate ventures. Competitors will range from small local companies to large international conglomerates with financial resources much greater than those of our company. We have to compete in each market for land, raw materials, construction components, financing, environmental resources, utilities, infrastructure, labor, skilled management, governmental permits and licensing and other factors critical to the successful development of each project. We compete against both new and existing developments and developers. Any increase in or change to any competitive factor could result in our inability to begin or complete development of a project in a timely manner, increased costs for the design, development and completion of a project, and/or higher costs and/or lower revenues from the marketing, sales and/or operation of a development. As a result, we may experience lower revenue and decreased profits due to these factors, impacting our operations and our overall financial results.

Future terrorist activity and/or international instability could adverse impact our real estate developments and financial operations.

We expect to operate real estate developments in a variety of locales, including the United States. A terrorist attack against the United States or other foreign country, an increase in terroristic threats or suspected activity, and/or an increase in domestic or international instability, whether or not located in a country in which we have real estate assets, could significantly affect our business by slowing, delaying or halting construction of real estate developments, increasing the cost of such developments, and/or reducing the sales and/or usages of such properties, thereby adversely affect our business.

We may incur environmental liabilities with respect to our development projects.

The properties we will target for investment will be subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Furthermore, under various federal, state and local laws, ordinances and regulations, an owner of real property may be liable for the costs or removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and our liability therefor as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of our company. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our ability to sell the real estate or to borrow using such property as collateral.

If we fail to diversify our real estate investment portfolio, downturns relating to certain geographic regions, types of assets, industries or business sectors may have a more significant adverse impact on our income and assets than if we had a diversified development property portfolio.

We are not required to observe specific diversification criteria. Therefore, our target portfolio may at times be concentrated in certain asset types that are subject to higher risk of foreclosure or secured by assets concentrated in a limited number of geographic locations. To the extent that our real estate portfolio will be concentrated in limited geographic regions, types of assets, industries or business sectors, downturns relating generally to such region, type of asset, industry or business sector may result, for example, in tenants defaulting on their lease obligations at a number of properties within a short time period, which may reduce future projected net income and the value of our publicly traded securities and, accordingly, adversely affect our business and prospects.

Our co-venture partners, co-tenants or other partners in co-ownership arrangements could take actions that decrease the value of an investment to us and lower our valuation.

Certain of the development properties could involve joint ventures, tenant-in-common investments or other co-ownership arrangements with third parties having investment objectives that are may or may not be similar to those of our company for the acquisition, development or improvement of properties, as well as the acquisition of real estate-related investments. We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

●	the possibility that a co-venturer, co-tenant or partner in an investment might become bankrupt;

●	the possibility that the investment may require additional capital that we or our partner do not have, which lack of capital could affect the performance of the investment or dilute our interest if the partner were to contribute our share of the capital;

●	the possibility that a co-venturer, co-tenant or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

●	that such co-venturer, co-tenant or partner may at any time have economic or business interests or goals that are or that become inconsistent with the business interests or goals of our company;

●	the possibility that we may incur liabilities as the result of the action taken by our partner or co-investor;

●	that such co-venturer, co-tenant or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

●	that such partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect the value of your stock.

The nature of the activities at certain properties could expose us and our operators to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters or extreme weather conditions such as hurricanes, floods and snow storms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not carry all the usual and customary insurance policies which would be carried by a similarly-positioned company, and we may not be carrying those insurance policies in amounts and types sufficient to cover every risk which may be encountered by our company. Insurance risks associated with potential terrorist acts could sharply increase the premiums we will pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our planned to-be-acquired properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that it will have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we do not expect to have any contingent sources of funding in place to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in a decreased value attributed to our publicly traded stock.

We could face losses with respect to abandoned predevelopment costs.

The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. We may incur significant costs for predevelopment activity for projects that are abandoned that directly affect our results of operations. We expect to institute procedures and controls that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

We may not have adequate financing to fund our future property acquisitions and project developments, and such capital resources may not be available to us on commercially reasonable terms, or at all.

The implementation of our new business plan including the prospective acquisition of development properties and the completion of construction projects on such properties will involve considerable sums of capital. We currently do not have any such capital and will be required to raise acquisition, construction and related funds in the future on a project by project basis. We may not be successful in our efforts to raise such funds, or capital that we can acquire may not be reasonably priced. In such a case, we may not be able to successfully effect our new business plan. Such a failure would have a material adverse effect on our financial results, our future business prospects and our public market stock valuation.

Risk Factors Relating to Legacy LHE Business

We are exposed to credit risk of some of our customers.

We accept payment for certain of our products through credit cards and customer financing and our exposure to these credit risks may increase during an economic slowdown. Although we have programs in place that are designed to monitor and mitigate the associated risk, there can be no assurance that such programs will be effective in reducing our credit risks. Future losses, if incurred, could harm our business and have an effect on our operating results and financial condition.

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements.

Sales of the LHE products may lead to potential product liability claims arising from the design, manufacture and marketing of these products. Such claims may be subject to many uncertainties and outcomes which are not predictable, and we may incur significant legal expenses in defending these claims regardless of whether we are found to be liable for the claims. While we carry certain product liability insurance coverages, the actual cost to us of any product liability claim could be materially different than the amount of the current coverages we carry, which could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Relating to the Market for Our Common Stock Generally

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On February 20, 2018, we received written notification from The Nasdaq Stock Market that the closing bid price of our common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the requirements for continued listing on the Nasdaq Capital Market under Marketplace Rule 5550(a)(2). The notice provides us with an initial period of 180 calendar days, or until August 19, 2018, to regain compliance with the listing rules. We will regain compliance if the closing bid price of our common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period, as confirmed by written notification from Nasdaq.

If we do not achieve compliance by August 19, 2018, we expect that Nasdaq would provide notice that our securities are subject to delisting from the Nasdaq Capital Market.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:

●	conversion of outstanding stock options or warrants;

●	announcements by us or our competitors of new investments;

●	developments in existing or new litigation;

●	changes in government regulations;

●	fluctuations in our quarterly and annual operating results; and

●	general market and economic conditions.

In addition, the stock markets have, in recent years, experienced significant volume and price fluctuations. These fluctuations often have been unrelated to the operating performance of the specific companies whose stock is traded. Market prices and the trading volume of our stock may continue to experience significant fluctuations due to the matters described above, as well as economic and political conditions in the United States and worldwide, investors’ attitudes towards our business prospects, and changes in the interests of the investing community. As a result, the market price of our common stock has been and may continue to be adversely affected and our stockholders may not be able to sell their shares or to sell them at desired prices.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Our common stock is a “penny stock” and is subject to Rule 15g-9 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1 million or annual incomes exceeding $200,000 or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market, thus possibly making it more difficult for us to raise additional capital.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from this rule. In any event, even if our common stock were exempt from this rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

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

We have not paid dividends in the past and do not expect to pay dividends in the foreseeable future.

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

The trading market for our common stock may be affected in part by the research and reports that industry or financial analysts publish about us or our business. It may be difficult for companies such as us, with smaller market capitalizations, to attract a sufficient number of securities analysts that will cover our common stock. If one or more of the analysts who elect to cover our company downgrades our stock, our stock price would likely decline rapidly. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline. This could have a negative effect on the market price of our stock.

Nevada law and our charter documents contain provisions that could delay or prevent actual and potential changes in control, even if they would benefit stockholders.

Our articles of incorporation authorize the issuance of preferred shares which may be issued with dividend, liquidation, voting and redemption rights senior to our common stock without prior approval by the stockholders. The preferred stock may be issued for such consideration as may be fixed from time to time by our Board of Directors. Our Board may issue such shares of preferred stock in one or more series, with such designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution of resolutions.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, our Board of Directors’ ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock.

These and other provisions in the Nevada corporate statutes and our charter documents could delay or prevent actual and potential changes in control, even if they would benefit our stockholders

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We lease a 5,581 sq. ft. facility in New York that houses parts of finance. The term of the lease runs until December 31, 2018. Monthly payments under this lease are approximately $6 thousand.

We lease office space at a facility in Willow Grove, Pennsylvania that currently houses part of our legal department. The term of the lease expired on April 30, 2017 and we are now on a month-to-month lease. Monthly payments under this lease are approximately $1 thousand.

Some of our executives occupy office space in New York that is subject to an office service agreement between our CEO and another entity. Under the agreement, the fee is approximately $2 thousand per month. We intend to reimburse our CEO for such costs.

In 2017, we acquired (i) three vacant land sites intended for development as gas stations in northern California, (ii) a 75% membership interest in a limited liability company that owns a vacant land site located in Northern California, in which profits and losses are allocated 75% to our company and 25% to the noncontrolling member subject to a preferred equity split in which the noncontrolling member earns the first 10% of net profits and the balance of the 90% is to be paid along the terms of the 75% split to our company and 25% to the noncontrolling member (iii) an interest in a limited liability company which owns property located in Los Lunas, New Mexico being developed as a single family residential development.

The proposed gas station sites are located in Atwater and Merced, California. We intend to explore our options for the development of these properties. We may (i) lease a property to a developer who will handle all further development of the property, with our company receiving monthly lease payments from the developer; (ii) engage a contractor to develop a property to a certain level, then lease it to a developer which will handle the final development and leasing of the property, with our company receiving monthly payments from the developer; or (iii) engage a contractor to completely develop a property, then lease it directly to a tenant who will remit monthly lease payments back to us. The option or options selected for these properties will depend upon the types of tenants interested in operating gas stations and/or related ventures on those properties, as well as our capitalization and available financial resources. In these arrangements, the construction and/or management of the properties are or will be handled by third-party firms which specialize in such work. Therefore, we anticipate that we will not need to hire significant additional personnel to develop, maintain and manage these properties. As for funding for any costs associated with these properties’ development, although we cannot provide any assurance that we will be able to obtain funding, we will seek funding from one or more of the following potential sources funding from third-party investors, funding as a result of loans secured by the properties, or joint-funding arrangements with developers and/or managers of these properties.

Below description of existing land and development assets upon contribution:

Location	State	Status	Percentage Interest Contributed
Atwater	CA	Existing building on site, needs new plan submittal	100.0%
Atwater	CA	Existing building on site, needs new plan submittal	100.0%
Merced County	CA	Original map approved, plan needs to be modified	100.0%
Los Lunas(1)	NM	Active construction and sale property	17.9%
Merced(2)	CA	Under evaluation	75.0%

(1) Based on percentage interest in asset transferred by contributed entity. Refer to Item 1A. “Risk Factors.”

(2) Based on membership interest in contributed entity assigned to our company.

ITEM 3.	LEGAL PROCEEDINGS.

JFURTI Litigation

Our company is a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York. The suit names as defendants Suneet Singal, an officer of various First Capital companies as well as our former Chief Executive Officer and former member of our Board of Directors, Frank Grant and Richard Leider, board members of First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP, and now our company (under its previous name, PhotoMedex Inc.), as well as nominal derivative defendants the Contributor and the Contributor Parent. Mr. Leider is also on the Board of Directors of our company.

The suit is the ninth filed by Jacob Frydman and/or JFURTI, LLC in a dispute between the plaintiffs and the First Capital group of companies, which entered into a series of agreements with Mr. Frydman beginning in September 2015. Mr. Frydman had founded, sponsored, and taken public United Realty Trust Incorporated, a Real Estate Investment Trust, or the REIT. Mr. Frydman was the CEO and Chairman of the REIT as well as the owner of various other United Realty branded companies affiliated with the REIT business. In September 2015, Mr. Frydman and Mr. Singal negotiated and agreed to a transaction between various First Capital branded companies, on the one hand, and the United Realty branded companies affiliated with the REIT business, on the other hand, as a result of which the REIT was rebranded as the Contributor Parent.

After the September 2015 transaction was concluded, several disputes arose between the parties. This suit is the ninth action brought by Mr. Frydman in state and federal courts relating to these disputes, and the second attempt by Mr. Frydman and JFURTI to bring federal claims derivatively in this Court against First Capital entities and other parties. The first action, titled JFURTI, LLC and Jacob Frydman v. Forum Partners Investment Management LLC et al., No. 16 Civ. 8633 or the Prior Action, commenced on November 7, 2016 and asserted, inter alia, derivative RICO and securities fraud claims. The Court dismissed the action in a decision and order dated April 27, 2017.

Following dismissal of the Prior Action, Mr. Frydman sent letters to each member of the Contributor Parent’s Board of Directors, or the Demand Letter, demanding that the Board investigate and remediate the dissipation of assets as alleged by plaintiffs. In particular, the Demand Letter questioned (i) a letter of intent with Presidential Realty Corporation, or Presidential, announced in an 8-K filed by the Contributor Parent on or about July 18, 2016; (ii) the Contributor Parent’s use of funds raised between September 15, 2015 and February 28, 2016; (iii) an interest contribution agreement with Presidential entered into on or about December 16, 2016; (iv) the Contributor Parent’s failure to file quarterly and annual reports; (iv) an interest contribution agreement entered into on March 31, 2017 with our company; and (v) other purportedly fraudulent acts such as publishing an artificially inflated net asset value, defaulting on certain mortgage loans, misrepresentations by Mr. Singal with respect to certain properties contributed to the Contributor Parent through the Master Agreement executed on September 15, 2015, and various loan agreements with Forum Partners Investment Management LLC, or Forum. The Demand Letter also demanded inspection of certain corporate documents pursuant to Md. Code § 2-512.

The Contributor Parent commenced such an investigation, and offered such an inspection, but Mr. Frydman and JFURTI failed to wait for the results of the investigation or make any inspection, and instead brought suit in the same court as the Prior Action. The suit alleges, among other claims, violations of § 10(b) of the Exchange Act and Rule 10b-5 (1) against Mr. Singal and First Capital Real Estate Investments LLC for misrepresentations in connection with the Master Agreement entered into on September 15, 2015 and related agreements; (2) against Downey Brand for failure to file certain deeds; (3) against First Capital defendants (except Grant and Leider), Forum defendants, and Presidential defendants for a fraudulent scheme to sell Contributor Parent assets to Presidential; and (4) against First Capital defendants, Forum defendants, and our company for the transfer of the Contributor Parent and Contributor assets to us in exchange for allegedly worthless shares. There are also claims under state law for common law fraud, conversion, fraudulent conveyance, waste and mismanagement, accounting, injunctive relief, and violation of Cal. Bus. & Prof. Code § 17-200. Many of the claims asserted in the complaint, including the securities fraud claims, were never raised in the Demand Letter, as required by law. The suit seeks damages against all defendants for the failure of the Contributor Parent to respond to the Demand Letter, and an injunction against the sale of the assets to the Presidential defendants.

The parties submitted a motion for an order (i) staying all proceedings in this action for 60 days, or until the end of 2017, and (ii) extending the defendants time to respond to the complaint, or to make a motion with respect to the complaint, until 45 days after the Contributor Parent’s response to the Demand Letter. The Court granted that motion on October 31, 2017. Upon completion of their investigation, the Contributor Parent provided a response to the Demand Letter, denying all claims made in the letter. A Motion to Dismiss this action has now been filed with the Court on behalf of all plaintiffs.

Our company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, we have not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, we may be required to record a contingent liability or reserve for these matters.

Linda Andrews Litigation

During 2016, Linda Andrews, an alleged user of the no!no! Hair device, filed a product liability claim against our company, its subsidiary Radiancy, Inc., and Dr. Dolev Rafaeli, in the United States District Court for the Middle District of Florida, Orlando Division, alleging that use of the device had caused a relapse of and complication to a pre-existing medical condition resulting from her treatment for cancer.  The complaint alleged, among other claims, that Radiancy failed to provide adequate warnings regarding the operation of the device.  We and Dr. Rafaeli filed a motion to dismiss the claims against them and Radiancy filed an answer to the Complaint.  Ms. Andrews then sought leave to amend her complaint to clarify the claims. Our company, Radiancy and Dr. Rafaeli filed appropriate responses and renewed the motion to dismiss the claims against our company and Dr. Rafaeli.

On June 22, 2017, the United States District Court for the Middle District of Florida, Orlando Division, dismissed the claims against our company and Dr. Dolev Rafaeli without prejudice. Radiancy remained a defendant in the suit.

Radiancy entered into a settlement with Ms. Andrews in 2017. The terms of the settlement are confidential.

Other Litigation

Our company and certain subsidiaries are involved in other miscellaneous litigation and legal actions, including product liability, consumer, commercial, tax and governmental matters, which can arise from time to time in the ordinary course of our business. We believe that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation and legal actions are inherently unpredictable, and excessive verdicts can result in such situations. Although we believe that we have or will have substantial defenses in these matters, it may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on results of operations in a particular period.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “FCRE” (formerly “PHMD”). The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock. This table has been updated to reflect the reserve stock split effected September 23, 2016.

	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$1.46	$0.82
Third Quarter	1.27	0.71
Second Quarter	1.77	1.12
First Quarter	2.64	1.73
Year Ended December 31, 2016:
Fourth Quarter	$4.78	$1.03
Third Quarter	6.50	1.10
Second Quarter	2.65	1.05
First Quarter	3.05	1.85

Approximate Number of Holders of Our Common Stock

As of March 30, 2018, we had approximately 1,095 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2017 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2017 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2017.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Overview

Our company, founded in 1980, is transitioning from its former business as a skin health company to a real estate development and asset management company, concentrating primarily on investments in high quality income producing assets, hotel and resort developments, residential developments and other opportunistic commercial properties.

Until the recent sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold the last remaining major product line, our consumer products division, (see Note 2 Discontinued Operations, to our consolidated financial statements). Following this transaction, we had only minimal operations and assets remaining of immaterial value to our company. We are in the process of selling those assets, remaining inventory and assets of this business line, after which time we will no longer operate within the skin health business.

As a result of the Contribution Transaction described below, we became a real estate development and asset management company. Our focus is to build our company into a leading real estate, asset management and development company concentrated primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and asset management. Our objective is to generate long term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

For income producing properties, we intend to acquire assets that provide recurring income with the potential for income growth over the long-term. We believe there can be an attractive risk/reward profile to such properties based on the location and the underlying creditworthiness of the tenants. We intend to use such income generation to fund additional acquisitions and development opportunities and general corporate purposes. In addition, we intend to invest in land assets that can be developed into income generating properties. We believe that our size and scale provide an opportunity to take advantage of smaller-tier assets that most traditional investors do not focus on due to size limitations, thus creating unique investment opportunities. In particular, we intend to target assets in secondary and tertiary markets with assets that require minimal capital expenditures but generate initial unlevered cash flow yields that are higher than those in primary markets.

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not structured as a REIT, thus we have the ability to retain all earnings and to operate in real estate asset management, development and peripheral real estate activities, items limited by REIT requirements. We will look to utilize our existing infrastructure to provide economies of scale to owners of real estate assets as it grows its portfolio over time.

Recent Developments

Contribution Agreement

On March 31, 2017, we entered into the Contribution Agreement with the Acquiror and the Contributor Parties, which was amended on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended, the Contributor transferred $10 million of assets to the Acquiror, consisting of the following: (i) three vacant land sites intended for development as gas stations located in northern California, a 75% interest in a limited liability company that owns a vacant land site intended for development as a gas station, located in northern California; and (iii) a 100% interest in a limited liability company, which we refer to as the Avalon Interest, which owns a 17.9133% interest in a limited liability company called Avalon Jubilee LLC that owns property located in Los Lunas, New Mexico being developed as a single family residential development.

In exchange for these assets, we issued to the Contributor 879,234 shares of our common stock, which represented approximately 19.9% of our issued and outstanding common stock immediately prior to the Closing Date, at a per share value of $2.5183, or approximately $2.2 million in the aggregate. We issued the remaining $7.8 million of the approximately $10 million consideration to the Contributor in the form of 123,668 shares of our newly designated non-voting Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible into 25 shares of our common stock, subject to the satisfaction of certain conditions, including stockholder approval of such conversion.

We elected to early adopt ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination of whether the transaction represents a business combination was evaluated by applying ASU 2017-01 guidance. We have determined that the group of assets assumed do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the contribution represents an acquisition of assets rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill.

See Item 1 “Business—Recent Developments—Contribution Transaction” for more information.

Payout Notes and Stock Grant Agreement

Under the Contribution Agreement, amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to convertible secured notes in the principal amounts of approximately $3.1 million, $0.98 million and $1.5 million, respectively, following approval from our stockholders on October 12, 2017 (which we refer to as the Payout Notes). The Payout Notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and were secured by a security interest in all of our assets pursuant to a security agreement that we entered into with the holders of the Payout Notes on October 12, 2017.

On December 22, 2017, we entered into the Stock Grant Agreement, with Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (collectively referred to herein as the Note Holders) to (i) cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of our common stock (which we refer to as the Payout Shares), (ii) effectuate the release of all security interests associated with the Payout Notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (which we refer to as the Additional Shares), (iv) provide for certain cash payments to the Note Holders in amounts equal to the interest payments that would have been made to the Note Holders absent the conversion of the Payout Notes, (v) obtain the agreement of the Note Holders to provide certain support services to our company, and (vi) obtain the conditional resignation of certain of the Note Holders from our Board of Directors. Accordingly, the Payout Notes were paid in full.

Pursuant to the Stock Grant Agreement, we agreed to make twelve (12) monthly payments on the first of each month commencing on January 1, 2018 of approximately $21, $7 and $10 thousand respectively, to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively (which we refer to as the Cash Payments). The Cash Payments are consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement.

See Item 1 “Business—Recent Developments—Payout Notes and Stock Grant Agreement” for more information.

Private Placement

On December 22, 2017, we entered into the Purchase Agreement with OFI, under which OFI may invest up to $15 million in our company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share.

On December 22, 2017, we completed the first closing under the Purchase Agreement, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, we completed a second closing under the Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. Under the Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the Purchase Agreement has been terminated in accordance with its terms.

Under the Purchase Agreement, the proceeds from the first closing were to be used for working capital and general corporate purposes, the proceeds from the second closing were to be used to perform due diligence and invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by our company’s Board of Directors, and proceeds from subsequent closings were be used to invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by our Board of Directors or as otherwise agreed to between us and OFI in writing prior to such subsequent closings. On March 16, 2018, we and OFI entered into a letter agreement, pursuant to which OFI agreed that we may use all proceeds for the purposes and uses described in a budget agreed to between us and OFI at the time the letter agreement was signed. In connection with such letter agreement, we agreed to provide OFI, on a quarterly basis, on or prior to 15 days after the end of each quarter, a report that describes, in reasonable detail, the actual expenses incurred, and payments made during such period compared to the expenses and payments specified in the budget for such period, certified by our Chief Financial Officer.

The Purchase Agreement may be terminated by the written agreement of us and OFI, or by us or OFI if the final closing does not take place prior to December 31, 2018.

See Item 1 “Business—Recent Developments—Private Placement” for more information.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2017, we had an accumulated deficit of approximately $134.45 million and shareholders’ deficit of approximately $2.9 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses. At present, we are only generating de minimis income from our legacy operating activities.

Cash and cash equivalents as of December 31, 2017 were approximately $0.95 million. We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with the sale of certain assets and business units.

On March 31, 2017, we entered into the Contribution Agreement, under which certain real estate investment properties were contributed to our company in exchange for the issuance of our capital stock. Closing of the Contribution Agreement occurred on May 17, 2017. However, the assets assumed in such contribution do not represent a business and are not producing cash flows and/or revenues.

On December 22, 2017, we entered into the Purchase Agreement with OFI, under which OFI may invest up to $15 million in our company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share. On December 22, 2017, we completed the first closing under the Purchase Agreement, pursuant to which OFI provided $1.5 million to us. On January 24, 2018, we completed a second closing under the Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in. Under the Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the Purchase Agreement has been terminated in accordance with its terms. OFI has no obligation to continue to invest in our company, and there are restrictions placed by OFI on the use of these funds.

We will be required to obtain additional liquidity resources in order to support our operations. We are addressing our liquidity needs by seeking additional funding from lenders and investors. There are no assurances, however, that we will be able to obtain an adequate level of financial resources required for the short and long-term support of our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Reportable Segments

Before we commenced our current real estate business, we organized our business into three operating segments based upon our management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment (sold to ICTV on January 23, 2017, see Note 2 Discontinued Operations, to our consolidated financial statements) derived its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derived its revenues from the XTRAC (sold to MELA Sciences on June 22, 2015) procedures performed by dermatologists, the sales of skincare products (sold to Pharma Cosmetics on September 15, 2016), the sales of surgical disposables and accessories to hospitals and surgery centers (sold to Dalian JiKang Medical Systems September 1, 2015) and on the repair, maintenance and replacement parts on various products. The Professional segment generated revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products. At the current time, we operate the real estate business in one segment.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2017 and 2016, both in dollars and as a percentage of our revenues.

(All dollar amounts in thousands)

	Year Ended December 31,
	2017	2016
	Amount	Amount
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses:
General and administrative expenses	10,817	—
Impairment of investment in other company	862
Loss from continuing operations before interest and other financing expense, net	(11,679)	—
Revaluation of asset contribution related financial instruments, net	(1,392)	—
Revaluation of Option to purchase redeemable convertible B preferred stock	(3,018)	—
Interest and other financing expense, net	(267)	—
Loss from continuing operations	(16,356)	—
Discontinued operations:
Loss from discontinued operations, net of taxes	(2,459)	(13,264)
Net loss	$(18,815)	$(13,264)

General and Administrative Expenses. For the year ended December 31, 2017, general and administrative expenses were approximately $10.82 million. For the year ended December 31, 2016 general and administrative expenses were included in the loss from discontinued operations, (see Note 2 Discontinued Operations, to our consolidated financial statements).

Impairment of Investment in Other Company. The Company evaluates investments in other company for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable in accordance with ASC 320 “Investments - Debt and Equity Securities”. The judgments regarding declines in value are based on operating performance, market conditions and the Company’s ability and intent to hold as well as its ability to influence significant decisions of the venture. During the year ended December 31, 2017, based on managements’ most recent analyses, impairment losses have been identified related to the Company’s investment in other company amounting to $862.

Revaluation of Asset Contribution. For the year ended December 31, 2017, the revaluation of asset contribution increased to approximately $1.39 million due to the re-measurement of the asset contribution that resulted in a loss due to the reduced fair value of the asset.

Revaluation of Option to Purchase Redeemable Convertible B Preferred Stock. For the year ended December 31, 2017, the revaluation of the option to purchase redeemable convertible B preferred stock increased to approximately $3.0 million due to excess of the initial value of the option liability over the proceeds received, net with the changes in the fair value of the Option at December 31, 2017.

Interest and Other Financing Expense, Net. Net interest and other financing expense for the year ended December 31, 2017 was approximately $0.27 million. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is each subsidiaries’ respective local currency.

Loss. The factors discussed above resulted in a net loss, including discontinued operations, of approximately $18.82 million during the year ended December 31, 2017, as compared to net loss of approximately $13.26 million during the year ended December 31, 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had a deficit approximately $2.71 million of working capital compared to a deficit of approximately $2.35 million as of December 31, 2016. Cash and cash equivalents were approximately $0.95 million as of December 31, 2017, as compared to approximately $2.68 million as of December 31, 2016.

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

 (In thousands)

	Year Ended December 31,
	2017	2016
Net cash provided by (used in) operating activities	$(9,298)	$358
Net cash provided by investing activities	6,797	2,148
Net cash provided by (used in) financing activities	906	(684)
Effect of exchange rate changes on cash	208	(2,789)
Net decrease in cash and cash equivalents	(1,387)	(967)
Cash and cash equivalents at beginning of year	2,335	3,302
Cash and cash equivalent at end of year	$948	$2,335

Net cash and used in operating activities was approximately $9.3 million for the year ended December 31, 2017 compared to approximately $0.36 million net cash provided by operating activities for the year ended December 31, 2016. The primary reason for the change was loss on asset sale to ICTV and the significant reductions in accounts payable and accrued liabilities settled during the year ended December 31, 2017.

Net cash provided by investing activities was approximately $6.8 million for the year ended December 31, 2017 compared to approximately $2.15 million for the year ended December 31, 2015. The primary reason for the change was the cash received from the sale of the consumer division to ICTV for the year ended December 31, 2017.

Net cash provided by (used in) financing activities was approximately $0.9 million for the year ended December 31, 2017 compared to approximately $0.68 million net cash used in financing activities for the year ended December 31, 2016. The increase was due to the funding received from OFI in December 2017.

We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sale of certain assets and business units.

On January 23, 2017, we sold our consumer products division to ICTV for a total selling price of $9.5 million, (see Note 2 Discontinued Operations, to our consolidated financial statements). We collected $5 million of that purchase price and the remaining amount of up to $4.5 million was to be payable through a contingent royalty on the sale of consumer products by ICTV. That royalty was settled in July 2017 for a payment of $2 million to our company.  Furthermore, while the Company is a party to a Securities Purchase Agreement with Opportunity Fund I-SS, LLC, and has raised certain funds under that Agreement, Opportunity Fund has no obligation to continue to invest in the Company, and there are restrictions placed by Opportunity Fund on the use of these funds.

On December 22, 2017, we entered into the Purchase Agreement with OFI, under which OFI may invest up to $15 million in our company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share. On December 22, 2017, we completed the first closing under the Purchase Agreement, pursuant to which OFI provided $1.5 million to us. On January 24, 2018, we completed a second closing under the Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in. Under the Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the Purchase Agreement has been terminated in accordance with its terms. OFI has no obligation to continue to invest in our company, and there are restrictions placed by OFI on the use of these funds.

We will be required to obtain additional liquidity resources in order to support our operations. At this time, there is no guarantee that we will be able to obtain an adequate level of financial resources required for the short and long-term support of our operations or that we will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive.

Off-Balance Sheet Arrangements

At December 31, 2017, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our revenues or expenses.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to revenue recognition, accounts receivable, inventories, impairment of property and equipment and of intangibles and accruals for warranty claims. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with these policies have been discussed with our Audit Committee.

Acquisition of Investment Properties. The Company allocates the purchase price of real estate to identifiable tangible assets such as land, building, land improvements and tenant improvements acquired based on their fair value. In estimating the fair value of each component management considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information. The Company’s investment properties as of December 31, 2017 were acquired on May 17, 2017, and included four vacant land sites set for development into gas stations. The Company determined that the fair value of these investment properties on the acquisition date was $2,600.

Impairment of Investment Properties. Our long-lived assets include mainly these investment properties. The Company periodically evaluates its long-lived assets, including investment properties, for indicators of impairment in accordance with ASC 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as the Company’s ability to hold and its intent with regard to each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. During the year ended December 31, 2017, based on managements’ most recent analyses, impairment losses related to the Company’s investment properties have not been identified.

Impairment of Investment in Other Company. The Company evaluates investments in other company for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable in accordance with ASC 320 “Investments - Debt and Equity Securities”. The judgments regarding declines in value are based on operating performance, market conditions and the Company’s ability and intent to hold as well as its ability to influence significant decisions of the venture. During the year ended December 31, 2017, based on managements’ most recent analyses, impairment losses have been identified related to the Company’s investment in other company amounting to $862.

Option to Purchase Redeemable Convertible B Preferred Stock. The fair value of the option to purchase redeemable convertible B preferred stock that was issued to an investor in connection with a securities purchase agreement in December 2017 (the Initial Date) was estimated using the Black-Scholes-Merton option-pricing model. We accounted for the aforesaid option according to the provisions of ASC 480, “Distinguishing Liabilities from Equity” since the option is considered freestanding, as the Company believes it is legally detachable and separately exercisable. In addition, the option is exercisable for Convertible B Preferred Stock which are subject to possible redemption at the option of the holder. We classified the option as non-current liability, remeasured at fair value each reporting period until the option will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. The fair value of the Option was estimated at the Initial Date and December 31, 2017 by using hybrid method that includes scenario of conversion and scenario liquidation and the Black-Scholes option pricing model. In the first scenario, the Series B Preferred Stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on the total capitalization of the Company. In the second scenario, the option was estimated based on the value of the option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the option. During the year ended December 31, 2017, the Company recorded a loss amounting to $4,084 as an excess of the initial value of the option liability over the proceeds received and income from revaluation of the option to purchase redeemable convertible B preferred stock in total amount of $1,194.

Revenue Recognition. We recognized revenues from the product sales when the following four criteria were met: (i) the product had been shipped and we had no significant remaining obligations; (ii) persuasive evidence of an arrangement existed; (iii) the price to the buyer was fixed or determinable; and (iv) collection was probable. Revenues from product sales were recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

We shipped most of our products FOB shipping point, although from time to time certain customers, for example governmental customers, will insist upon FOB destination. Among the factors we took into account when determining the proper time at which to recognize revenue was when title to the goods transferred and when the risk of loss transferred. Shipments to distributors or physicians that did not fully satisfy the collection criterion were recognized when invoiced amounts were fully paid or fully assured.

With respect to sales arrangements under which the buyer had a right to return the related product, revenue was recognized only if all the following were met: the price was fixed or determinable at the date of sale; the buyer had paid, or was obligated to pay and the obligation was not contingent on resale of the product; the buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product; the buyer had economic substance; we did not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns could be reasonably estimated.

We provided a provision for product returns based on the experience with historical sales returns, in accordance with ASC Topic 605-15 with respect to sales of product when right of return exists.

Inventories. We carried inventories at the lower of cost or market. Cost was determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost) for work-in-process and finished goods. For our consumer and LHE products, cost was determined on the weighted-average method. For the Physician market products, cost was determined on the first-in, first-out method. Reserves for slow-moving, excess and obsolete inventories reduce the historical carrying value of our inventories and were provided based on historical experience and product demand. Management evaluated the adequacy of these reserves periodically based on forecasted sales and market trends. There is no value to the remaining inventory as of December 31, 2017. The inventories as of December 31, 2016 were classified as assets held for sale.

Allowance for Doubtful Accounts. Accounts receivable were reduced by an allowance for amounts that may become uncollectible in the future. From time to time, our customers disputed the amounts due to us, and, in other cases, our customers experienced financial difficulties and could not pay on a timely basis. In certain instances, these factors ultimately result in uncollectible accounts. The determination of the appropriate reserve needed for uncollectible accounts involves significant judgment. Such factors include changes in the financial condition of our customers as a result of industry, economic or customer-specific factors. A change in the factors used to evaluate collectability could result in a significant change in the allowance needed. As of December 31, 2017 and 2016, the allowance for doubtful accounts was $0 and approximately $1.19 million, or 0% and 3.1%, respectively of the total recognized revenues of each year.

Goodwill and Intangibles Assets. As part of the purchase price allocation for the 2011 reverse acquisition, we recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflected the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill had an indefinite useful life and therefore was not amortized as an expense but was reviewed annually for impairment of its fair value to our company. Activity in goodwill during the year ended December 31, 2016 follows (in thousands):

Balance at January 1, 2016	$3,581
Disposal on sale of assets	(1,039)
Impairment of goodwill	(2,257)
Translation differences	(285)
Balance at December 31, 2016	$—

During the third quarter of 2016, we recorded goodwill and other intangible asset impairment charges of approximately $3.52 million, as we determined that a portion of the value of our goodwill and other intangible assets was impaired in connection with the then pending transaction with ICTV. We recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of approximately $2.26 million and recorded the impairment of the Consumer segment of the intangibles for its licensed technology in the amount of approximately $1.26 million (see Note 2 Discontinued Operations, to our consolidated financial statements). We derecognized an amount of approximately $1.04 million of goodwill related to the Physician Recurring segment in connection with the asset sale of the Neova product line.

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

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we establish a valuation allowance. At year end December 31, 2016, material amounts of valuation allowances were recorded representing: 100% of the net deferred tax assets in the US and in the UK. Our assessment for the year ended December 31, 2017, is that a 100% valuation allowance is still required. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry-forwards that we can utilize to offset all or part of this taxable income, we may be required to adjust our valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax or AMT and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when a company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.

With regards to the Tax Act impact on the tax provision as it relates to the company for period year-ending December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $17.2 million tax expense, which is offset by a reduction in the valuation allowance.

In the years ended December 31, 2017 and 2016, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

An exception to these rules apply under ASC 740-20-45-7 where an entity has 1) a loss from continuing operations and income related to other items such as discontinued operations and 2) the entity would not otherwise recognize a benefit for the loss from continuing operations under the approach described in ASC 740-20-45. This fact pattern applies for the years ended December 31, 2016 for entities in the US and the UK. Application of this rule exception results in the allocation of tax expense to discontinued operations with an offsetting amount of tax benefit reported by the US and UK companies.

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

The total share-based compensation expense was approximately $1.47 million and approximately $1.97 million for the years ended December 31, 2017 and 2016, respectively.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation”, which effects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. We adopted the new guidance prospectively. This new guidance does not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Adopted Yet

In February 2016, the FASB issued ASU No. 2016-02, Leases. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. We are currently evaluating the impact that the adoption of ASU 2016-02 will have on our financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This new guidance does not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). We are currently evaluating the potential effect of the guidance on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this Item 8 are included in this Report and begin on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our newly-appointed management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. Based upon, and as of the date of this evaluation, management has determined that, despite the significant deficiency described below, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As described above, our newly-appointed Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the framework established in Internal Control–l - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was effective despite the significant deficiency described below.

During its evaluation, management discovered that certain controls were not performing as expected. We have classified that under-performance as a significant deficiency in our internal controls. Under standards established by the Public Company Accounting Oversight Board, a significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The review discovered that the processing and approval for payment of certain payables was being handled by the same person, rather than one individual entering the payables and another approving them for payment. This deficiency arose in part because of a reduction in the size of our accounting staff that required staff members to assume additional duties. The new controls implemented by our new management now require an additional layer of approval prior to processing payments, along with two individuals to execute and approve payments made by us. Further, we have inserted more frequent reviews of payables entries and bank statements. Management believes the additional controls will provide another layer of review for these accounting processes and ensure the effectiveness of our disclosure controls and procedures.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting since we are considered a smaller reporting company.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2017 but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Following is information about our directors and executive officers as of the date of this proxy statement.

NAME	AGE	POSITION
Vineet P. Bedi	35	Chief Executive Officer
Matthew Stolzar	33	Chief Financial Officer and Chief Investment Officer
Dr. Bob Froehlich	64	Chairman of the Board of Directors
Richard J. Leider	57	Director
Dennis M. McGrath	61	Director
Dr. Dolev Rafaeli	53	Director
Michael R. Stewart	60	Director

Vineet P. Bedi has served as our Chief Executive Officer since January 2, 2018. Mr. Bedi has over 15 years of experience in real estate investing, private equity, capital markets and public securities investing. Mr. Bedi served as the Founder, Managing Partner and Chief Investment Officer of KRV Capital, LP, an alternative asset management firm investing in real estate and hard assets across the capital structure with a focus on liquid and illiquid deep value investment opportunities, from 2016 to 2018. Prior to founding KRV Capital, LP, Mr. Bedi was the Founder, Managing Partner and Chief Investment Officer of Booth Park Capital Management, LLC, an alternative asset management firm investing in real estate related securities, from 2013 to 2015. Previously, Mr. Bedi served as a Managing Director and Portfolio Manager at Guggenheim Partners from 2012 to 2013, where he managed an opportunistic portfolio in the public and private real estate markets. Prior to that, Mr. Bedi was a Principal and senior investment professional at High Rise Capital Management, LP, a multi-billion dollar opportunity fund investing in the public and private real estate markets, from 2005 to 2011. Mr. Bedi began his career in the investment banking and proprietary trading groups at Bank of America Merrill Lynch and has held senior positions with Carlson Capital, LP, Schonfeld Group Holdings and Booth Park Capital Management, LLC. Mr. Bedi serves as an Adjunct Associate Professor of Finance at the NYU-Stern School of Business. Mr. Bedi is a graduate of the NYU-Stern School of Business and is a CFA Charterholder.

Matthew Stolzar has served as our Chief Financial Officer and Chief Investment Officer since January 2, 2018. Mr. Stolzar has 11 years of experience in finance, including capital markets, real estate private equity and public securities investing. Mr. Stolzar was most recently Head of Research and a Managing Director at KRV Capital, LP, a dedicated real estate securities and hard assets opportunity fund investment adviser, where he focused on deep value investments. Mr. Stolzar worked at KRV from March 2016 to September 2017. Prior to that, he was Head of Research and a Senior Analyst at Pyrrho Capital Management, a global cross-capital structure event driven investment manager, where he focused on hard asset sectors including real estate, financials, energy and mining. Mr. Stolzar worked at Pyrrho from July 2012 to March 2016. Prior to Pyrrho, Mr. Stolzar was an Investment Professional at Och-Ziff Real Estate from August 2007 to December 2011, where he analyzed and executed real estate private equity and credit transactions across the residential, commercial and hospitality sectors. Mr. Stolzar began his career as an Investment Banking Analyst at Credit Suisse in the Real Estate Group. Mr. Stolzar received his B.A. with Honors in Economics and a Minor in Mathematics from Stanford University and is a CFA Charterholder.

Dr. Bob Froehlich has served as the Chairman of our Board of Directors since May 2017. Dr. Froehlich has amassed over 40 years of experience in and around Wall Street. He began his career in the public sector from 1975 until 1985, working as a Budget Analyst for the City of Dayton, Ohio, the Chief Financial Officer for Montgomery County, Ohio’s Water & Sewer District and the first City Manager for the City of Beavercreek, Ohio. In 1985, he transitioned to the private sector where he was a senior executive with Ernst & Whinney from 1985 to 1989. From 1989 to 1997, Dr. Froehlich held several senior executive roles at Van Kampen Merritt which after its merger with American Capital became Van Kampen American Capital. In 2001, he was appointed Vice Chairman of Scudder Investments when Scudder Funds merged with Kemper Funds. In 2002, when Deutsche Bank acquired Scudder Investments, Dr. Froehlich was named Vice Chairman of Deutsche Asset Management, a role he held until he retired in 2009. He came out of retirement in 2009 to help rebrand Hartford Financial after its near financial collapse serving as a Senior Executive with The Hartford Mutual Funds. In 2012, he retired for the second time. Since his second retirement from Wall Street, Dr. Froehlich has begun a new chapter in his professional career by building a portfolio of boards spanning private, public, not-for-profit and mutual fund companies. From a private company perspective, on June 4, 2014, Dr. Froehlich became the Chairman of the Board, CEO, President & Owner of the Kane County Cougars Baseball Club, the Class “A” minor league affiliate of the Arizona Diamondbacks and a member of the Midwest League. He was a Co-Owner and Director since January 7, 2013. On August 2, 2016, Dr. Froehlich was appointed an Independent Director for Galen Robotics, Inc., a spin-off from John Hopkins University, focusing on the surgical robotic microsurgery market. From a public company perspective, on October 3, 2014, Dr. Froehlich was appointed an Independent Director for AXAR Acquisition Corp. (formerly AR Capital Acquisition Corp.) (NASDAQ: AXAR), a special purpose acquisition corporation formed for the purpose of effecting a merger, capital stock exchange or similar business combinations. He serves as Chairman of the Compensation Committee and a member of the Audit Committee. In July 2014, Dr. Froehlich was appointed an Independent Director and Audit Committee, Conflicts Committee and Nominating & Governance Committee member for NexPoint Capital, Inc., a publicly registered non-traded business development company. From a not-for-profit company perspective, Dr. Froehlich serves on the Board of Directors of The Midwest League of Professional Baseball Clubs, Inc., on the Board of Directors and as Chairman of the Board for Kane County Cougars Foundation, Inc., and as an Independent Trustee and Distribution Committee Chairman and Audit Committee, and Litigation Committee member for Highland Capital Mutual Funds, a major mutual fund company. Previously, from 2017 to 2018, Dr. Froehlich was appointed an Independent Director, Nominating & Corporate Governance Committee member and Audit Committee Chairman for First Capital Investment Corporation, a publicly registered non-traded business development company with an objective of investing primarily in small and middle market companies in the United States. From 2013 to 2016, Dr. Froehlich was an Independent Director and Audit Committee Chairman for ARC Healthcare Trust, Inc., a publicly registered non-traded real estate investment program and an Independent Director and Lead Independent Director, Audit Committee Chairman and Conflicts Committee Chairman for ARC Realty Finance Trust, Inc., a publicly registered non-traded real estate investment program. From 2012 to 2016, Dr. Froehlich was an Independent Director and Lead Independent Director, Audit Committee Chairman and Conflicts Committee Chairman for American Realty Capital Daily NAV Trust, Inc., a publicly registered nontraded real estate investment program. From 2013 to 2016, Dr. Froehlich was Lead Independent Trustee and Audit Committee Chairman for Realty Capital Income Funds. From 2014 to 2016, Dr. Froehlich was on the Advisory Board of Directors for Internet Connectivity Group, Inc., a full service digital media firm focusing on point of sale strategies. Dr. Froehlich received his Ph.D. from California Coast University in 1979, a M.A. from Central Michigan University in 1978, a M.P.A. from the University of Dayton in 1976 and a B.A. from the University of Dayton in 1975. In 2008, he was awarded an Honorary Doctorate of Commercial Sciences from the Board of Trustees of Central Michigan University. Dr. Froehlich was selected to serve on our Board because of his extensive finance experience and his experience serving as an independent director for public companies, including as audit committee chair.

Richard J. Leider has served as a member of our Board of Directors since May 2017. Mr. Leider has more than 25 years of experience in the commercial real estate industry with active involvement in its sub-specialties of office, hospitality, investment, development, construction and strategic management. A hospitality veteran, Mr. Leider directed the repositioning, renovation and execution of the successful conversion of the Resort at Squaw Creek into a condominium hotel facility. Since March 2003, he has served as president of Paramount Hotels Inc. a California hotel management company. A principal and cofounder of Anvil Builders Inc., Mr. Leider has directed business development for that company since July 2010. From June 2005 to December 2008, he led the global real estate platform at Tano Capital, LLC and formerly directed the investment platform in Northern California on behalf of Buchanan Street. He was a managing director of global operations at Citadon, Inc., of San Francisco, a provider of Internet solutions for the real estate and construction industries, from June 2000 to December 2001. From 1996 to 2000, he was an executive director at DTZ Staubach Tie Leung in Hong Kong. While in Asia, Mr. Leider’s responsibilities included all aspects of the real estate life cycle, from advisory services to opportunistic institutional direct investment. Prior to his tenure with DTZ Staubach Tie Leung, Mr. Leider was a senior vice president at CBRE in San Francisco. Mr. Leider graduated from the University of California at Berkeley in 1981, earning a B.A. in Political Economies of Industrial Societies, and later studied at Worchester College at Oxford University. Mr. Leider serves on the Boards of Mercy Housing, American Cancer Society, Union Square Business Improvement District and its Public Policy Committee. He is a member of the Urban Land Institute, and CCIM Institute (Certified Commercial Investment Manager). Mr. Leider also serves as an independent board member of First Capital Real Estate Trust Incorporated. Mr. Leider was selected to serve on our Board because of his twenty-five years’ background in the commercial real estate industry.

Dennis M. McGrath has served as a member of our Board of Directors since July 2009. He currently serves as the Executive Vice President and Chief Financial Officer of PAVmed, Inc. (Nasdaq: PAVM, PAVMW) since March 2017. Previously, from 2000 to 2017, Mr. McGrath served in several senior level positions of our company, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to our reverse merger with Radiancy, Inc. in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc., (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to joining our company, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981, holds inactive licenses in Pennsylvania and New Jersey, and has a B.S., maxima cum laude, in accounting from LaSalle University. In addition to continuing as a director of PhotoMedex, he serves as the audit chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), Noninvasive Medical Technologies, Inc. and Cagent Vascular, LLC, and as an advisor to the board of an orphan drug company, Palvella Therapeutics, LLC. Formerly from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University. Mr. McGrath was selected to serve on our Board because of his 30 years’ experience in the development and implementation of innovative business and marketing practices.

Dr. Dolev Rafaeli has served as a member of our Board of Directors since December 2011. He previously served as our Chief Executive Officer from December 2011 until May 2017. Dr. Rafaeli joined our subsidiary Radiancy in February 2006 as president and CEO. He has over 29 years of experience managing international operations. Prior to joining Radiancy, Dr. Rafaeli served from 2004 to 2006 as president and CEO of the USR Group, a consumer electronics products manufacturer, managing operations in Israel, China, Hong Kong and the U.S. Between 2000 and 2004, Dr. Rafaeli founded and served as general manager of Orbotech Ltd. (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong, where he was instrumental in building these operations into a $100 million a year business. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. USR Ltd. employed approximately 1,000 individuals. Dr. Rafaeli previously served as director of operations and manager of the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products in excess of $400 million annually. Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and a M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University and an MBA (with distinction) from Cornell University. Dr. Rafaeli was selected to serve on our Board because of his over twenty five years of senior executive and board of directors’ experience with private and public multi-national companies and his vast mergers and acquisitions successful track record.

Michael R. Stewart has served as a member of our Board of Directors since May 17, 2017. Mr. Stewart is a seasoned executive with over 25 years of experience in C-level positions and 36 total years’ experience in executive management, operations and finance. He brings a wealth of expertise with particular strength in operations, financial management, strategy, M&A, capital raise, FDA matters, medical reimbursement as well as sales, marketing, product development and product launch. He has extensive U.S. and International market expertise and has significant experience with public company board and SEC matters. Currently, Mr. Stewart operates as a private consultant to multiple companies which he started in late 2016. He is working with companies from private start-up to mid-size public companies assisting them with major negotiations, new product and company launches, merger and acquisitions and capital raises. From 2014 through 2016, Mr. Stewart served as President, Chief Executive Officer and Director of publicly traded STRATA Skin Sciences, Inc. From 1990 to 2014, Mr. Stewart held the positions of CEO, COO and CFO at two publicly traded companies. In addition to his executive career and his non-independent board positions, Mr. Stewart has served as an independent public company director and as an advisor to the board of several private companies. Mr. Stewart obtained both his MBA in Finance and his BS in Accounting from LaSalle University in Philadelphia. Mr. Stewart was selected to serve on our Board because of his 36 years’ experience in executive management, operations and finance.

Pursuant to the Stock Grant Agreement, dated December 22, 2017, Dr. Dolev Rafaeli and Dennis M. McGrath resigned from our Board of Directors effective upon certain circumstances described in the Stock Grant Agreement. See “See Item 1 “Business—Recent Developments—Payout Notes and Stock Grant Agreement” for details regarding these circumstances.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board of Directors.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Overview

Our Board of Directors maintains charters for select committees. In addition, our Board of Directors has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, code of ethics, corporate governance guidelines, and other documents, please visit our website at www.fcglobalrealty.com, under the Corporate Governance section of the Investor Relations page.

Governance Structure

Our Board of Directors has chosen to appoint a separate Chairman who is not our Chief Executive Officer. Our Board of Directors has made this decision based on their belief that an independent Chairman of the Board can act as a balance to the Chief Executive Officer.

The Board’s Role in Risk Oversight

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

Independent Directors

In considering and making decisions as to the independence of each of the directors of the Company, the Board considered transactions and relationships between the Company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). Our Board of Directors has determined that the following directors are independent as defined in the applicable rules of the Nasdaq Stock Market: Dr. Bob Froehlich, Richard J. Leider and Michael R. Stewart.

Audit Committee

Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include:

●	appointing, evaluating and determining the compensation of our independent auditors;

●	reviewing and approving the scope of the annual audit, the audit fee and the financial statements;

●	reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information;

●	reviewing other risks that may have a significant impact on our financial statements;

●	preparing the Audit Committee report for inclusion in the annual proxy statement;

●	establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters;

●	approving all related party transactions, as defined by applicable Nasdaq Rules, to which the Company is a party; and

●	evaluating annually the Audit Committee charter.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board of Directors has adopted a written charter for the Audit Committee. The members of the Audit Committee are Dr. Bob Froehlich, Richard J. Leider and Michael R. Stewart. Mr. Stewart serves as the Chair of the Audit Committee.

The Board of Directors determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC and The Nasdaq Stock Market. Our Board has determined that Dr. Bob Froehlich and Michael R. Stewart both qualify as an “audit committee financial expert” under Item 407(d)(5) of Regulation S-K and have the requisite accounting or related financial expertise required by applicable Nasdaq rules.

Compensation Committee

Our Compensation Committee discharges the Board of Directors’ responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include:

●	reviewing and approving objectives relevant to executive officer compensation;

●	evaluating performance and recommending to the Board of Directors the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with such objectives;

●	reviewing employment agreements for executive officers;

●	recommending to the Board of Directors the compensation for our directors;

●	administering our equity compensation plans (except the Non-Employee Director Stock Option Plan) and other employee benefit plans;

●	evaluating human resources and compensation strategies, as needed; and

●	evaluating periodically the Compensation Committee charter.

Our Board of Directors has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Richard J. Leider and Michael R. Stewart. Mr. Leider serves as the Chair of the Compensation Committee. Our Board of Directors determined that each member of the Compensation Committee satisfies the independence requirements of The Nasdaq Stock Market.

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

Nominations and Corporate Governance Committee

Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board of Director-recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board of Directors as to which persons should be our Board of Directors’ nominees. The duties and responsibilities of the Nominations and Corporate Governance Committee include:

●	identifying and recommending to our Board of Directors individuals qualified to become members of our Board of Directors;

●	recommending to our Board of Directors the director nominees for the next annual meeting of stockholders;

●	recommending to our Board of Directors director committee assignments;

●	reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers;

●	monitoring the independence of our directors;

●	developing and overseeing the corporate governance principles applicable to members of our Board of Directors, officers and employees;

●	monitoring the continuing education for our directors; and

●	evaluating annually the Nominations and Corporate Governance Committee charter.

Our Board of Directors has adopted a written charter for the Nominations and Corporate Governance Committee. The members of the Nominations and Corporate Governance Committee are Dr. Bob Froehlich and Richard J. Leider. Dr. Froehlich serves as the Chair of the Nominations and Corporate Governance Committee.

Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for our directors. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of our Board of Directors and whether any vacancies on the Board of Directors are expected due to retirement or other circumstances. When considering potential director nominees, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the needs of the Company and of our existing directors. The Nominations and Corporate Governance Committee also seeks director nominees who are from diverse backgrounds and who possess a range of experiences as well as a reputation for integrity. The Nominations and Corporate Governance Committee considers all of these factors to ensure that our Board of Directors as a whole possesses a broad range of skills, knowledge and experience useful to the effective oversight and leadership of our company.

Our Nominations and Corporate Governance Committee does not have a specific policy with regard to the consideration of candidates recommended by stockholders, however any nominees proposed by our stockholders will be considered on the same basis as nominees proposed by the Board. If you or another stockholder want to submit a candidate for consideration to the Board, you may submit your proposal to our Corporate Counsel in accordance with the stockholder communication procedures set forth below.

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board of Directors or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Michele Pupach, Corporate Counsel at mpupach@photomedex.com or to the following address: Board of Directors, c/o Corporate Secretary, 2300 Computer Drive, Building G, Willow Grove, Pennsylvania 19090. Any such communication must contain:

●	a representation that the stockholder is a holder of record of our capital stock;

●	the name and address, as they appear on our books, of the stockholder sending such communication; and

●	the class and number of shares of our capital stock that are beneficially owned by such stockholder.

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

Code of Ethics

We have adopted a Code of Ethics that applies to all of our employees, officers and directors. The Code of Ethics is available on our web site at www.fcglobalrealty.com under the Corporate Governance section of the Investor Relations page. We intend to provide disclosure of any amendments or waivers of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us, that all reports needed to be filed have been filed for the year ended December 31, 2017, except as follows: Form 3 filed by Robert Froehlich; Form 3 filed by Richard Leider; Form 3 filed by Michael Stewart; Form 3 filed by Suneet Singal; Form 3 filed by Steven Johnson; Form 3 filed by Darrel Menthe; Form 3 filed by First Capital Real Estate Trust Inc.; Form 3 filed by First Capital Real Estate Operating Partnership, L.P.; Form 4 filed by Robert Froehlich on September 9, 2017; Form 4 filed by Robert Froehlich on September 14, 2017; Form 4 filed by Robert Froehlich on September 20, 2017; Form 4 filed by Robert Froehlich on November 24, 2017; Form 4 filed by Robert Froehlich on December 8, 2017; Form 4 filed by Dr. Yoav Ben Dror; Form 4 filed by Dr. Dolev Rafaeli; Form 4 filed by Dennis McGrath; and Form 3 filed by Opportunity Fund I-SS, LLC.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2017 and 2016

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Suneet Singal,	2017	67,500	0	910,000	0	977,500
Former Chief Executive Officer(4)	2016	0	0	0	0	0
Stephen Johnson,	2017	182,308	0	0	0	182,308
Former Chief Financial Officer(5)	2016	0	0	0	0	0
Dr. Dolev Rafaeli,	2017	3,260,307	0	0	111,758	3,372,065
Former Chief Executive Officer(6)	2016	495,000	71,719	1,200,000	46,347	1,813,066
Dennis M. McGrath,	2017	970,284	0	0	58,698	1,028,983
Former Chief Financial Officer(6)	2016	395,000	52,594	316,000	45,156	808,750

(1)	The amounts shown for restricted stock awards relate to shares granted under our Amended and Restated 2005 Equity Compensation Plan. These amounts are equal to the aggregate grant-date fair value with respect to the awards made in 2016, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R), before amortization and without giving effect to estimated forfeitures.

(2)	The amounts shown for Dr. Rafaeli and Dennis M. McGrath relate to the bonus earned in 2016, even though such bonus may have been paid in a subsequent period. Dr. Rafaeli’s bonus of $1,200,000 and Mr. McGrath’s bonus of $316,000 remained accrued but unpaid for 2016. The amount shown for Suneet Singal represents the grant of restricted stock pursuant to a separation agreement, dated December 22, 2017, between us and Mr. Singal. This amount is equal to the aggregate grant-date fair value with respect to the award made in 2017, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R).

(3)	“All Other Compensation” includes car allowances, premiums for supplementary life and/or disability insurance, matching 401 (k) plan contributions, interest payments on payout notes issued to Dr. Rafeali and Mr. McGrath, and director fees paid or earned to Dr. Rafaeli and Mr McGrath after such persons resigned as executive officers of the Company.

(4)	Mr. Singal served as our Chief Executive Officer from May 17, 2017 until January 2, 2018. Under Mr. Singal’s employment agreement, he was entitled to an annual base salary of $250,000, as well as bonuses and other equity compensation as determined by our Compensation Committee. On October 11, 2017, we entered into an amended a restated employment agreement with Mr. Singal. Under this agreement, Mr. Singal was entitled to a base salary of $250,000 per annum, payable in accordance with our normal payroll practices, provided however, that the base salary would accrue, and not be paid, until (i) the 20% Unsecured Convertible Promissory Note issued to the Contributor by our company on July 25, 2017 had been repaid in full and (ii) Mr. Singal began working for our company on a full-time basis. In connection with Mr. Singal’s resignation, on December 22, 2017, we entered into a separation agreement with Mr. Singal, pursuant to which Mr. Singal agreed to resign and we agreed to issue to Mr. Singal 1,000,000 shares of our common stock, 333,333 shares of which vested immediately, 333,333 shares of which will vest upon the first anniversary of the separation agreement, and 333,334 shares of which will vest upon the second anniversary of the separation agreement. The parties agreed that the issuance of such shares is in lieu of any other payment that Mr. Singal may already be entitled to receive under his employment agreement.

(5)	Mr. Johnson served as our Chief Financial Officer from May 17, 2017 until January 2, 2018. Under Mr. Johnson’s employment agreement, he was entitled to an annual base salary of $300,000, as well as bonuses and other equity compensation as determined by our Compensation Committee. In connection with Mr. Johnson resignation, on December 22, 2017, we entered into a separation agreement with Mr. Johnson, pursuant to which Mr. Johnson agreed to resign and we agreed to pay to Mr. Johnson $405,432.70 in twelve (12) installments. We also agreed to pay for the health (medical, dental and/or vision) insurance policies for Mr. Johnson and his family for a period of twelve (12) months. We made the initial payment for Mr. Johnson’s separation and health benefits on January 8, 2017. On February 12, 2018, we entered into an amended and restated separation agreement with Mr. Johnson, pursuant to which we agreed to pay Mr. Johnson $122,500.64 in eleven installments as follows: the first six installments of $10,000, the following four installments of $12,500, and a final installment of $12,500.64. The first payment was made on February 15, 2018 and subsequent payments are to be made on or before the 15th day of each succeeding month, with the final installment to be paid on or before December 15, 2018. We also agreed to provide a health (medical, dental and/or vision) insurance reimbursement payment for Mr. Johnson and his family, for a period of eleven (11) months, in the agreed upon amount of $3,025 per month. In addition, we agreed to issue to Mr. Johnson 271,000 shares of common stock, which will be issued six months after the date of the amended and restated separation agreement. The foregoing amounts are in lieu of any other payment that Mr. Johnson may already be entitled to receive under his employment agreement.

(6)	Dr. Rafaeli resigned as our Chief Executive Officer on May 17, 2017. Under Dr. Rafaeli’s employment agreement, he was entitled to an annual base salary of $495,000, certain bonuses based on success in sales, as well other equity compensation as determined by our Compensation Committee. In connection with Dr. Rafaeli’s resignation, we and Dr. Rafaeli agreed to convert all compensation due under his employment agreement into a secured convertible payout note to be issued following stockholder approval. On October 12, 2017, we issued the payout note in the principal amount of $3,133,934 to Dr. Rafaeli. The payout note was due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and was secured by a security interest in all of our assets. On December 22, 2017, we entered into a Stock Grant Agreement with Dr. Rafaeli and certain other note holders to (i) cause the early conversion of the payout note into 3,134,876 shares of our common stock, (ii) effectuate the release of all security interests associated with the payout note, (iii) provide for the issuance of 1,034,509 additional shares of common stock as consideration for the various agreements of Dr. Rafaeli contained in the Stock Grant Agreement, (iv) provide for twelve (12) monthly payments of $21,328.16 on the first of each month commencing on January 1, 2018, which amounts are equal to the interest payments that would have been made absent the conversion of the payout note, (v) obtain the agreement of the Dr. Rafaeli to provide certain support services to the Company, and (vi) obtain the conditional resignation of Dr. Rafaeli from our Board of Directors. Accordingly, all of our obligations under the payout notes were satisfied upon entering into the Stock Grant Agreement and the simultaneous conversion of the payout notes.

Mr. McGrath resigned as our Chief Financial Officer on May 17, 2017. Under Mr. McGrath’s employment agreement, he was entitled to an annual base salary of $395,000, an annual bonus in an amount not less than $316,000, as well other equity compensation as determined by our Compensation Committee. In connection with Mr. McGrath’s resignation, we and Mr. McGrath agreed to convert all compensation due under his employment agreement into a secured convertible payout note to be issued following stockholder approval. On October 12, 2017, we issued the payout note in the principal amount of $977,666 to Mr. McGrath. The payout note was due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and was secured by a security interest in all of our assets. On December 22, 2017, we entered into a Stock Grant Agreement with Mr. McGrath and certain other note holders to (i) cause the early conversion of the payout note into 977,960 shares of our common stock, (ii) effectuate the release of all security interests associated with the payout note, (iii) provide for the issuance of 322,727 additional shares of common stock as consideration for the various agreements of Mr. McGrath contained in the Stock Grant Agreement, (iv) provide for twelve (12) monthly payments of $6,653.56 on the first of each month commencing on January 1, 2018, which amounts are equal to the interest payments that would have been made absent the conversion of the payout note, (v) obtain the agreement of the Mr. McGrath to provide certain support services to the Company, and (vi) obtain the conditional resignation of Mr. McGrath from our Board of Directors. Accordingly, all of our obligations under the payout notes were satisfied upon entering into the Stock Grant Agreement and the simultaneous conversion of the payout notes.

Outstanding Equity Awards Value at Fiscal Year End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2017.

	Option Awards(1)					Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Suneet Singal	0	0	0	N/A	N/A	666,667	576,667	0	N/A
Stephen Johnson	0	0	0	N/A	N/A	0	N/A	0	N/A
Dr. Dolev Rafaeli	28,000	0	0	100.00	3/18/2022	0	N/A	0	N/A
	9,500	0	0	100.00	2/28/2023	0	N/A	0	N/A
Dennis	1,750	0	0	31.20	6/15/19	0	N/A	0	N/A
McGrath	2,120	0	0	100.00	12/13/21	0	N/A	0	N/A
	10,020	0	0	78.00	12/13/21	0	N/A	0	N/A
	18,000	0	0	100.00	3/18/22	0	N/A	0	N/A
	7,0000	0	0	100.00	2/28/23	0	N/A	0	N/A

(1)	All options grants were under the Amended and Restated 2005 Equity Compensation Plan.

(2)	The amount shown represents the grant of restricted stock. This amount is equal to the aggregate grant-date fair value with respect to the award made, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R).

Director Compensation

Directors who are also our executive officers receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Each other director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. The table below sets forth our non-executive officer directors’ compensation through December 31, 2017.

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Dr. Robert Froehlich(1)	28,125	0	28,125
Richard J. Leider(1)	28,125	0	28,125
Darrell C. Menthe(1)	25,000	0	25,000
Michael R. Stewart(1)	31,250	0	31,250
Lewis Pell(2)	17,100	0	17,100
Dr. Yoav Ben-Dror(2)(3)	15,200	960,134	975,334
Stephen P. Connelly(2)	17,100	0	17,100
Dennis McGrath(4)	25,000	1,003,983	1,028,983
Dr. Dolev Rafaeli(4)	25,000	3,347,065	3,372,065

(1)	New Directors compensated for the period of May 17, 2017 through December 31, 2017.

(2)	Lewis C. Pell, Dr, Ben-Dror, and Stephen P. Connelly, resigned from the Board effective May 17, 2017.

(3)	We and Dr. Ben-Dror agreed to convert all compensation due under his previous agreements into a secured convertible payout note to be issued following stockholder approval. On October 12, 2017, we issued the payout note in the principal amount of $1,515,000 to Dr. Ben-Dror. The payout note was due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and was secured by a security interest in all of our assets. On December 22, 2017, we entered into a Stock Grant Agreement with Dr. Ben-Dror and certain other note holders to (i) cause the early conversion of the payout note into 1,515,455 shares of our common stock, (ii) effectuate the release of all security interests associated with the payout note, (iii) provide for the issuance of 500,100 additional shares of common stock as consideration for the various agreements of Dr. Ben-Dror contained in the Stock Grant Agreement, (iv) provide for twelve (12) monthly payments of $10,310.42 on the first of each month commencing on January 1, 2018, which amounts are equal to the interest payments that would have been made absent the conversion of the payout note, and (v) obtain the agreement of the Dr. Ben-Dror to provide certain support services to the Company.

(4)	See Summary Compensation Table – Fiscal Years Ended December 31, 2017 and 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our voting stock as of March 30, 2018 (i) by each person who is known by us to beneficially own more than 5% of our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 40 Ramland Road South, Suite 200, Orangeburg, NY 10962.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership(1)		Percent of Common Stock(2)	Percent of Series B Preferred Stock(3)	Percent of Total Voting Stock(4)
	Common Stock	Series B Preferred Stock
Vineet P. Bedi, Chief Executive Officer	0	0	*	0	*
Matthew Stolzar, Chief Financial Officer	0	0	*	0	*
Bob Froehlich, Chairman of the Board	58,159	0	0.52%	0	0.34%
Richard J. Leider, Director	0	0	*	0	*
Dennis M. McGrath, Director (5)	1,068,128	0	9.45%	0	6.24%
Dr. Dolev Rafaeli, Director (6)	3,355,900	0	29.71%	0	19.60%
Michael R. Stewart, Director	0	0	*	0	*
All directors and officers as a group (7 persons named above)	4,482,187	0	39.54%	0	26.12%
Dr. Yoav Ben-Dror 66 Pinkas st Tel Aviv 6215719 Israel	1,814,639	0	16.12%	0	10.62%
Suneet Singal (7) 410 Park Ave, 14th Floor New York, NY 10022	1,212,567	0	10.77%	0	7.10%
Opportunity Fund I-SS, LLC (8) c/o OP Fund I Manager, LLC 2481 Sunrise Blvd, Suite 200 Gold River, CA 95670	0	3,725,000	*	100%	34.10%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Based on 11,868,619 shares of our common stock outstanding as of March 30, 2018. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Based on 3,725,000 shares of our Series B Preferred Stock outstanding as of March 30, 2018. Shares of Series B Preferred Stock are convertible into shares of common stock on the basis of approximately 1.56 shares of common stock for each share of Series B Preferred Stock. Holders of Series B Preferred Stock vote with the holders of common stock on all matters on an as-converted to common stock basis.

(4)	Percentage of Total Voting Stock represents total ownership with respect to all shares of our common stock and Series B Preferred Stock, as a single class and on an as-converted to common stock basis. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(5)	Includes 1,029,238 shares of common stock and vested options to purchase 38,890 shares of common stock.

(6)	Includes 3,318,400 shares of common stock and vested options to purchase 37,500 shares of common stock.

(7)	Includes 879,234 shares of common stock held by First Capital Real Estate Operating Partnership, LP. Mr. Singal is the Chief Executive Officer of First Capital Real Estate Trust Incorporated, which is the general partner of First Capital Real Estate Operating Partnership, LP. Mr. Singal disclaims beneficial ownership of such shares. Also includes 333,333 shares of common stock held directly by Mr. Singal. Does not include 666,667 shares of common stock that do not vest within 60 days.

(8)	Kristen Pigman is the Director of OP Fund I Manager, LLC, which is the member and manager of Opportunity Fund I-SS, LLC, and has voting and dispositive power over the securities held by it. Mr. Pigman disclaims beneficial ownership of such securities.

Changes in Control

On December 22, 2017, we entered into a Securities Purchase Agreement with OFI under which OFI may invest up to $15 million in the Company in a series of closings, in exchange for which OFI will receive shares of our Series B Preferred Stock, at a purchase price of $1.00 per share. A change of control of the Company may occur if OFI invests such maximum amount. We do not currently have any other arrangements which if consummated may result in a change of control of the Company

Securities Authorized for Issuance under Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2017. See Notes 1 and 12 to the consolidated financial statements for additional discussion.

(In thousands, except share and per share amounts)

EQUITY COMPENSATION PLAN INFORMATION

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (A))
	(A)	(B)	(C)
Equity compensation plans approved by security holders	1,000	$75.00	147,088
Equity compensation plans not approved by security holders	—	—	—
Total	1,000	$75,00	147,088

Options have been granted to employees and/or consultants out of our 2005 Equity Compensation Plan. Restricted stock awards of 6,500 thousand were issued but not vested as of December 31, 2017. Options to our outside directors will be made from our 2000 Non-Employee Director Stock Option Plan. Additionally, all outstanding options were granted as compensation for benefits inuring to us other than for benefits from capital-raising activities. With limited exceptions under Nasdaq membership requirements, we intend in the future to issue options pursuant to equity compensation plans which have already been approved by our stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions. (All amounts in thousands, except share and per share amounts.)

●	On August 3, 2017, October 11, 2017 and December 22, 2017, we entered into amendments to the Contribution Agreement. Suneet Singal, our Chief Executive Officer and Director at the time that we entered into such amendments, is also the Chief Executive Officer of the Contributor Parent, which is the general partner of the Contributor.

●	On December 22, 2017, we entered into a Letter Agreement with Suneet Singal and certain entities related to or affiliated with him, including the Contributor Parties, pursuant to which Mr. Singal and such entities agreed that they would not, without the prior written consent of OFI, transfer or otherwise dispose of any or all of our equity securities held them, including any additional equity securities which they may subsequently acquire, until 180 days following the dissolution of OFI, but no later than December 31, 2018, subject to certain exceptions.

●	On October 22, 2017, all amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to secured convertible payout notes in the principal amounts of $3,134, $978 and $1,515, respectively. These payout notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and were secured by a security interest in all of our assets.

●	On December 22, 2017, we entered into the Stock Grant Agreement with Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror to (i) cause the early conversion of the payout notes into an aggregate of 5,628,291 shares of our common stock, (ii) effectuate the release of all security interests associated with the payout notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock as consideration for the various agreements of such note holders contained in the Stock Grant Agreement, (iv) provide for twelve (12) monthly payments of approximately $21, $7 and $10 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively, on the first of each month commencing on January 1, 2018, which amounts are equal to the interest payments that would have been made absent the conversion of the payout notes, (v) obtain the agreement of such note holders to provide certain support services to us, and (vi) obtain the conditional resignation of Messrs. Rafaeli and McGrath from our Board of Directors. Accordingly, the payout notes were paid in full.

●	On December 22, 2017, we entered into a Registration Rights Agreement with Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror, pursuant to which we agreed to register the 1,857,336 additional shares to be issued under the Stock Grant Agreement under the Securities Act.

●	OFI has made certain loans to the Contributor or one of its affiliates under a separate transaction, which are secured by the Series A Preferred Stock and the Common Stock issued to the Contributor pursuant to the Contribution Agreement on May 17, 2017. At the time of the OFI transaction with our company, Suneet Singal was Chief Executive Officer and a member of our Board of Directors and was also the Chief Executive Officer of the Contributor Parent. Accordingly, the Purchase Agreement between the Company and OFI was considered an interested party transaction and was approved by a majority of our non-interested directors.

Director Independence

Our Board of Directors has determined that the following directors are independent as defined in the applicable rules of the Nasdaq Stock Market: Dr. Bob Froehlich, Richard J. Leider and Michael R. Stewart.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

We engaged Fahn Kanne & Co. Grant Thornton Israel as our independent auditors for 2017 and 2016. The following table shows the fees paid or accrued by us for the audit and other services provided by Fahn Kanne & Co. Grant Thornton Israel for 2017 and 2016:

(In thousands)

	2017	2016
Audit Fees (1)	$200	$200
Audit-Related Fees (2)	—	—
Tax Fees (3)	105	433
Total	$305	$633

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements.

(2)	Consists of assurance and related services that are reasonably related to the performance of the audit and reviews of our financial statements and are not included in “audit fees” in this table, principally related to the limited scope audit of the 401(K) plan and due diligence services.

(3)	Consists of all tax related services.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Fahn Kanne & Co. Grant Thornton Israel for our financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Consumer Acquisition Corp., the Company, and Radiancy, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 22, 2016)

2.2	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., the Company, and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 22, 2016)

3.1	Amended and Restated Articles of Incorporation of the Company filed with Nevada Secretary of State on October 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)

3.2	Certificate of Designation of Series A Convertible Preferred Stock filed with Nevada Secretary of State on May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 19, 2017)

3.3	Certificate of Designation of Series B Preferred Stock filed with Nevada Secretary of State on December 22, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 29, 2017)

3.4	Amended and Restated Bylaws of the Company adopted on May 17, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)

10.1	Securities Purchase Agreement, dated December 22, 2017, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2017)

10.2	Registration Rights Agreement, dated December 22, 2017, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 29, 2017)

10.3	Letter Agreement, dated December 22, 2017, among the Company, Opportunity Fund I-SS, LLC, Suneet Singal, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Investments LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 29, 2017)

10.4	Interest Contribution Agreement, dated March 31, 2017, by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2017)

10.5	Agreement to Waive Closing Deliverables, dated as of May 17, 2017, by and among the Company, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2017)

10.6	Registration Rights Agreement, dated as of May 17, 2017, among the Company and certain holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2017)

10.7	Assignment and Assumption Agreement, dated as of May 17, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 19, 2017)

10.8	Lock-Up and Resale Restriction Agreement, dated as of May 17, 2017, among the Company and certain holders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 19, 2017)

10.9	Assignment and Assumption Agreement, dated June 26, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2017)

10.10	Agreement to Waive Closing Deliverables, dated as of July 3, 2017, by and among the Company, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2017)

10.11	20% Unsecured Promissory Note, dated July 25, 2017, by and between the Company and First Capital Real Estate Operating Partnership L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2017)

10.12	Amendment No. 1 to Interest Contribution Agreement, dated August 3, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2017)

10.13	Second Agreement to Waive Closing Deliverables, dated September 22, 2017, by and among the Company, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.14	Amendment No. 2 to Interest Contribution Agreement, dated October 11, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 18, 2017)

10.15	Amendment No. 3 to Interest Contribution Agreement, dated December 22, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 29, 2017)

10.16	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2016)

10.17	Escrow Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited, those investors listed on the Schedule of Investors attached thereto, and Bevilacqua PLLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2016)

10.18	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2016)

10.19	First Amendment to the Asset Purchase Agreement, dated January 23, 2017, ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2017)

10.20	First Amendment to the Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2017)

10.21	Termination and Release Agreement, dated July 12, 2017, by and among ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2017)

10.22	Bill of Sale, dated July 12, 2017, by and among the Company, Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited and ICTV Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 18, 2017)

10.23	Asset Purchase Agreement, dated August 30, 2016, among Pharma Cosmetics Laboratories Ltd., Pharma Cosmetics Inc., the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 6, 2016)

10.24	First Amendment to the Asset Purchase Agreement, dated September 15, 2016, among Pharma Cosmetics Laboratories Ltd., Pharma Cosmetics Inc., the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 20, 2016)

10.25	First Amendment to the Transition Services Agreement, dated September 15, 2016, among the Company, PhotoMedex Technology, Inc. and Pharma Cosmetics Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 20, 2016)

10.26	Asset Purchase Agreement, dated December 11, 2015, between the Company and The Lotus Global Group, Inc. dba GlobalMed Technologies Co. (incorporated by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q filed on May 13, 2016)

10.27	Asset Purchase Agreement, dated September 1, 2015, among DaLian Jikang Medical Systems Import & Export Co., LTD, the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 4, 2015)

10.28	Supplemental Agreement, dated September 1, 2015, among DaLian Jikang Medical Systems Import & Export Co., LTD, the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 4, 2015)

10.29	Asset Purchase Agreement, dated June 22, 2015, among MELA Sciences, Inc., the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 26, 2015)

10.30	Escrow Agreement, dated June 22, 2015, among MELA Sciences, Inc., the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2015)

10.31	Transition Services Agreement, dated June 22, 2015, among the Company, PhotoMedex Technology, Inc. and MELA Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2015)

10.32	Credit Card Receivables Advance Agreement, dated December 21, 2015, between the Company, Radiancy, Inc., PhotoMedex Technology, Inc., Lumiere, Inc., and CC Funding, a division of Credit Cash NJ, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2016)

10.33	Lease Agreement, dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg) (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed on November 13, 2012)

10.35	Stock Grant Agreement, dated December 22, 2017, among the Company, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 29, 2017)

10.36	Registration Rights Agreement, dated December 22, 2017, among the Company, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 29, 2017)

10.37	Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Dolev Rafaeli on October 12, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 18, 2017)

10.38	Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Dennis M. McGrath on October 12, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 18, 2017)

10.39	Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Yoav Ben-Dror on October 12, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 18, 2017)

10.40	Security Agreement, dated October 12, 2017, by and between the Company and Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 18, 2017)

10.41†	Amended and Restated Employment Agreement, dated March 10, 2015, between the Company and Dolev Rafaeli (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed on March 16, 2015)

10.42†	Amended and Restated Employment agreement, dated March 10, 2015, between the Company and Dennis McGrath (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 16, 2015)

10.43†	Separation Agreement, dated December 22, 2017, between the Company and Suneet Singal (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on December 29, 2017)

10.44†	Amended and restated Employment Agreement, dated October 11, 2017, by and between the Company and Suneet Singal (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 18, 2017)

10.45†	Employment Agreement, dated May 17, 2017, between the Company and Suneet Singal (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 19, 2017)

10.46†	Amended and Restated Separation Agreement, dated February 12, 2018, between FC Global Realty Incorporated (Formerly: PhotoMedex, Inc.) and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2018)

10.47†	Separation Agreement, dated December 22, 2017, between the Company and Stephen Johnson (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on December 29, 2017)

10.48†	Employment Agreement dated July 28, 2017 by and between the Company and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2017)

10.49†	Employment Agreement, dated December 22, 2017, between the Company and Vineet P. Bedi (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on December 29, 2017)

10.50†	Employment Agreement, dated December 22, 2017, between the Company and Matthew Stolzar (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on December 29, 2017)

10.51†	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on March 31, 2011)

10.52†	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 31, 2011)

14.1*	Code of Ethics

21.1*	List of subsidiaries of the Company

23.1*	Consent of Fahn Kanne & Co. Grant Thornton Israel

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ++	XBRL Instance Document

101.SCH ++	XBRL Taxonomy Extension Schema Document

101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Executive Compensation Plan or Agreement.

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Stockholders
FC Global Realty Incorporated (Formerly: PhotoMedex Inc.)

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FC Global Realty Incorporated (Formerly: PhotoMedex Inc.) (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses for each of the years ended December 31, 2017 and 2016 and has not yet generated any revenues from real estate activities. As of December 31, 2017, there is an accumulated deficit of $134,445.  These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FAHN KANNE & CO. GRANT THORNTON ISRAEL

We have served as the Company’s auditor since 2011.

Tel Aviv, Israel

April 2, 2018

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$948	$2,335
Prepaid expenses and other current assets	646	601
Assets held for sale (Note 2 and 4)	—	15,565
Total current assets	1,594	18,501

Non-current assets:
Investment properties (Note 5)	2,600	—
Investment in other company (Note 5)	1,806	—
Property and equipment, net (Note 7)	5	—
Other assets, net	334	—
Total non-current assets	4,745	—
Total assets	$6,339	$18,501

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$778	$—
Accounts payable	612	6,648
Accrued compensation and related expenses (Note 10)	467	4,029
Other accrued liabilities	2,450	6,023
Liabilities related to assets held for sale	—	3,209
Total current liabilities	4,307	19,909

Non-current liabilities:
Option to purchase Redeemable Convertible B Preferred Stock (Note 14)	4,390	—
Note payable, net of current portion (Note 12)	454	—
Total non-current liabilities	4,844	—
Total liabilities	9,151	19,909

Commitment and contingencies (Note 13)

Redeemable Convertible Preferred Stock Series B, $.01 par value; 15,000,000 shares authorized at December 31, 2017; 1,500,000 issued and outstanding at December 31, 2017, net of amount allocated to option to purchase additional shares; Aggregate liquidation preference $1,503,000 at December 31, 2017 (Note 14)	87	—

Stockholders’ deficit (Note 14):
Common Stock, $.01 par value, 500,000,000 and 50,000,000 shares authorized at December 31, 2017 and 2016 respectively; 11,868,619 and 4,361,094 shares issued and outstanding at December 31, 2017 and 2016, respectively	119	44
Preferred stock, $.01 par value, 32,000,000 shares authorized at December 31, 2017; 0 shares issued and outstanding at December 31, 2017
Preferred A Stock $.01 par value, 3,000,000 shares authorized at December 31 ,2017; 123,668 issued and outstanding at December 31, 2017;	1	—
Additional paid-in capital	132,446	118,762
Accumulated deficit	(134,445)	(115,635)
Accumulated other comprehensive loss	(1,162)	(4,579)
Total stockholders’ deficit attributable to FC Global Realty Incorporate	(3,041)	(1,408)
Noncontrolling interest (Note 5)	142	—
Total stockholders’ deficit	(2,899)	(1,408)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$6,339	$18,501

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOABAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

  (In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016

Revenues:	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses:
General and administrative	10,817	—
Impairment of investment in other company (Note 5)	862	—
	11,679	—

Operating loss	(11,679)	—

Revaluation of asset contribution related financial instruments, net (Note 5)	(1,392)	—
Revaluation of Option to purchase redeemable convertible B preferred stock (Note 14)	(3,018)	—
Interest and other financing expense, net	(267)	—
Loss from continuing operations	(16,356)	—

Discontinued operations:
Loss from discontinued operations, net of taxes	(2,459)	(13,264)

Net loss including portion attributable to noncontrolling interest	(18,815)	(13,264)

Loss attributable to noncontrolling interest	8	—

Net loss attributable to FC Global Realty Incorporated	$(18,807)	$(13,264)

Basic and diluted net loss per share:
Continuing operations	$(2.96)	$—
Discontinued operations	(0.45)	(3.18)
	$(3.41)	$(3.18)

Shares used in computing basic and diluted net loss per share	5,073,751	4,171,549

Other comprehensive loss:
Reclassification of cumulative translation adjustment	$3,228	$—
Foreign currency translation adjustments	189	(2,810)
Total other comprehensive income (loss)	3,417	(2,810)
Comprehensive loss	$(15,390)	$(16,074)

The accompanying notes are an integral part of these consolidated financial statements

FC GLOBAL REATLY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)

(In thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Stockholders’ deficit
	Series B		Common Stock		Series A Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total

BALANCE, DECEMBER 31, 2015	—	—	4,398,344	$44	—	—	$116,793	($102,371)	($1,769)	—	$12,697
Stock-based compensation related to stock options and restricted stock	—	—	—	—	—	—	1,969	—	—	—	1,969
Restricted stock canceled	—	—	(37,250)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,810)	—	(2,810)

Loss	—	—	—	—	—	—	—	(13,264)	—	—	(13,264)
BALANCE, DECEMBER 31, 2016	—	—	4,361,094	$44	—	—	$118,792	($115,635)	($4,579)	—	($1,408)

Stock-based compensation related to stock options and restricted stock	—	—	—	—	—	—	1,466	—	—	—	1,466

Common shares issued for asset contribution (Note 5)	—	—	879,234	9	—	—	1,266	—	—	—	1,275

Preferred A stock issued for asset contribution (Note 5 )	—	—	—	—	123,668	1	4,482	—	—	—	4,483
Common shares issued for Note Payout (Note 14)			5,628,291	56	—		5,570			—	5,626
Common shares issued for severance (Note 14)	—	—	1,000,000	10	—	—	900	—	—	—	910
Issuance of series B redeemable convertible preferred stock and embedded option, net of stock issuance costs of $42	1,500,000	—	—	—	—	—	—	—	—	—	—
Amortization of discount related to written call option (Note14)	—	$84	—	—	—	—	—	—	—	—	—
Accretion of dividend (Note 14)	—	$3	—	—	—	—	—	(3)	—	—	(3)
Noncontrolling interest from asset acquisition	—	—	—	—	—	—	—	—	—	150	150
Reclassification of cumulative translation adjustment	—	—	—	—	—	—	—	—	3,228	—	3,228
Foreign currency translation adjustment								—	189	—	189
Net Loss	—	—	—	—	—	—	—	(18,807)	—	(8)	(18,815)
BALANCE, DECEMBER 31, 2017	1,500,000	$87	11,868,619	$119	123,668	$1	$132,446	($134,445)	($1,162)	$142	($2,899)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	($16,966)	$—
Adjustments to reconcile loss to net cash provided by (used in) operating activities related to continuing operations:
Depreciation and amortization	297	—
Impairment of investment in other company	862	—
Deferred income taxes	66	—
Stock-based compensation	655	—
Capital loss from sale of assets	2,567	—
Revaluation of asset contribution related financial instruments, net (Note 5)	1,392	—
Revaluation of option to purchase redeemable convertible B preferred stock (Note 14)	2,890	—
Issuance costs allocated to Option to purchase redeemable convertible B preferred stock (Note 14)	42	—
Changes in operating assets and liabilities:
Accounts receivable	1,518	—
Prepaid expenses and other assets	2,072	—
Accounts payable	(2,134)	—
Accrued compensation and related expenses	2,936	—
Other accrued liabilities	(2,906)	—
Amortization of discount on mezzanine	84
Adjustments related to continuing operations	10,341	—
Adjustments related to discontinued operation	(2,673)	358

Net cash provided by (used in) operating activities	(9,298)	358

Cash Flows From Investing Activities:
Direct expenses related to asset acquisition (Note 5)	(283)	—
Purchases of property and equipment	(22)	—
Stock based compensation	10
Payment of note receivable	(159)	—
Net cash provided by investing activities – continuing operation	454	—
Net cash provided by investing activities – discontinued operations	7,251	2,148
Net cash provided by investing activities	6,797	2,148

The accompanying notes are an integral part of these consolidated financial statements.

PHOTOMEDEX, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable preferred B stock and embedded option, net of issuance cost of $42 (Note 14)	1,458	—
Proceeds from note payable	111	—
Net cash provided by financing activities –continuing operation	1,569	—
Net cash provided by (used in) financing activities – discontinued operations	(663)	(684)
Net cash provided by (used in) financing activities	906	(684)

Effect of exchange rate changes on cash	208	(2,789)
Change in cash and cash equivalents	(1,387)	(967)
Cash and cash equivalents at the beginning of year	2,335	3,302

Cash and cash equivalents at the end of year	$948	$2,335

Supplemental disclosure of non-cash activities:
Cash paid for income taxes	$36	$203
Cash paid for interest	$126	$281
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition (Note 5)	$4,836	—
Conversion of Payout Notes into shares of common stock	$5,626	—

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts.)

Note 1

Background:

FC Global Realty Incorporated (formerly PhotoMedex Inc.) (and its subsidiaries) (the “Company” or “FCRE”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is, since earlier in 2017, a real estate development and asset management company concentrated primarily on investments in high quality income producing assets, hotel and resort developments, residential developments and other opportunistic commercial properties.

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

Starting in August 2014, the Company began to restructure its operations and redirect its efforts in a manner that management expected would result in improved results of operations and address certain defaults in its commercial bank loan covenants. As part of such redirected efforts, management continued its comprehensive efforts to minimize the Company’s operational costs and capital expenditures. During this time the Company has also sold off certain business units and product lines to support this restructuring, and on January 23, 2017, sold the last remaining major product line, its consumer products division.

As a result of the Contribution Agreement (see also Note 5), the Company has primarily become a real estate asset management and development company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located both throughout the United States.

Resignation and Appointment of Officers and Directors:

Pursuant to the Contribution Agreement and Purchase Agreement (see also Notes 5 and 14, respectively), there were changes to the Company’s named executive officers and its Board of Directors that were made on May 17, 2017 and December 22, 2017.

Expansion of Company’s Board of Directors quorum:

At the Initial Date of the First Contribution under the Contribution Agreement (see also Note 5), the Company’s Board of Directors was expanded, so that the Board of Directors consists of seven persons, of whom (i) three were designated by the Company’s departing board, (ii) three were designated by Contributor Parent; and (iii) one (the “Nonaffiliated Director”) was selected by the other six directors.

In March 2018, two members of the Company’s Board of Directors resigned from their position as directors and Opportunity Fund I-SS, LLC has notified the Company that it exercised its right under the Purchase Agreement (see also Note 14) to appoint two replacement directors to the Company’s Board of Directors (see also Note 17).

Special Meeting of Stockholders

Following the Initial Closing of the First Contribution under the Contribution Agreement (see also Note 5), the Company was required to file a proxy statement and hold a special meeting of its stockholders to authorize and approve the following matters:

■	an increase in the number of authorized shares of common stock, $.01 par value per share, of the Company from 50,000,000 shares to 500,000,000 shares and increase the number of authorized shares of preferred stock, $.01 par value per share, of the Company from 5,000,000 shares to 50,000,000 shares;

■	the issuance to the Contributor or its designee or designees of the Company’s common and/or preferred shares in exchange for the contributed assets, and the issuance of the Warrant and, upon exercise of the Warrant, the underlying shares of the Company’s Common Stock in exchange for the contribution of the optional property interests, if any are made;

■	the amendment and restatement of the Articles of Incorporation of the Company;

■	the approval of the issuance of the Payout Notes and the issuance of the Company’s Common Stock upon conversion thereof; and

■	the election of a new Board of Directors as set forth above in Resignation and Appointment of Officers and Directors in this report.

The Annual Meeting of Shareholders was convened on September 14, 2017, then adjourned and reconvened on October 12, 2017, at which meeting all of the proposals specified in the Company’s Definitive Proxy and further described in that Proxy and in this filing were approved by the stockholders.

Liquidity and Going Concern:

As of December 31, 2017, the Company had an accumulated deficit of $134,445 and the Company incurred a net loss attributable to FC Global Realty Incorporated, for the year ended December 31, 2017 of $18,807. Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses.

As of December 31, 2017, the Company’s cash and cash equivalents amounted to $948. While the Company is a party to a Securities Purchase Agreement with Opportunity Fund I-SS, LLC, and has raised certain funds under that agreement in both 2017 and in 2018 through the date of the financial statements, Opportunity Fund has no obligation to continue to invest in the Company, and there are restrictions placed by Opportunity Fund on the use of these funds. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its operations.

At this time, there is no guarantee that the Company will be able to obtain an adequate level of financial resources required for the short and long-term support of its operations or that the Company will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability of assets and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 4, on January 23, 2017, the Company sold its consumer products division to ICTV Brands, Inc., for a total selling price of $9.5 million. The Company collected $5 million of that purchase price; the remaining amount of up to $4.5 million was to be payable through a contingent royalty on the sale of consumer products by ICTV Brands. As discussed in further detail below, that royalty arrangement was settled in July 2017 for a payment of $2 million to the Company.

On July 12, 2017 the Company, along with its subsidiaries Radiancy, Inc. (“Radiancy”), Photo Therapeutics Ltd. (“PHMD UK”), and Radiancy (Israel) Limited (“Radiancy Israel” and together with the Company, Radiancy and PHMD UK the “Sellers” and each individually a “Seller”) entered into a Termination and Release Agreement (the “Release”) between the Sellers and ICTV Brands Inc. (“ICTV”) and its subsidiary ICTV Holdings, Inc. (“ICTV Holdings”). The Sellers, ICTV and ICTV Holdings are referred to herein individually as a “Party” and collectively as the “Parties.”

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

Pursuant to the terms of the Release, ICTV was required to pay to the Company, within 3 business days of the date of the Release, $2,000 in cash and in immediately available funds (the “Payment”). Subject to this Payment, neither ICTV nor ICTV Holdings shall have any further royalty or other payment obligations under the Purchase Agreement. The Company received $2,000 on July 13, 2017.

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

As the total selling price has been adjusted to an amount that was less than the aggregate carrying amount of the assets held for sale, the Company recorded a loss from sale of asset in an amount of $4,652 (net of a gain of $3,228 with respect to accumulative translation adjustment that was reclassified from accumulated other comprehensive income to earnings). This loss is included in discontinued operations for each period.

As discussed in Note 5, on March 31, 2017, the Company entered into a Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., and its parent, First Capital Real Estate Trust Incorporated, under which certain real estate investment properties were to be contributed to the Company in three stages in exchange for the issuance of Company stock. The closing of the First Contribution under this transaction occurred on May 17, 2017, and consideration transferred consisted of shares of common and preferred stock. As of December 31, 2017, neither the Secondary nor the Optional Contribution were made and the Contribution Agreement was terminated at that date.

As discussed in Note 14, on December 22, 2017, the Company entered into a Purchase Agreement with Opportunity Fund I-SS, LLC, a Delaware limited liability company (the “Investor”), pursuant to which the Investor may invest up to $15 million ($1.5 million out of which, net of expenses was received on December 22, 2017) in the Company in a series of closings, in exchange for which the Investor will receive shares of the Company’s newly designated Series B Preferred Stock (“Convertible Redeemable Series B Preferred Stock” or “Series B Shares”) at a purchase price of $1.00 per share.

As discussed in Note 17, on January 24, 2018, the Company and the Investor completed a second closing under the Purchase Agreement, pursuant to which the Investor provided approximately $2,225 to the Company, net of expenses, in exchange for 2,225,000 shares of the Company’s Convertible Redeemable Series B Preferred Stock. While the Company is a party to a Securities Purchase Agreement with Opportunity Fund I-SS, LLC, and has raised certain funds under that Agreement, Opportunity Fund has no obligation to continue to invest in the Company, and there are restrictions placed by Opportunity Fund on the use of these funds.

Note 2

Discontinued Operations:

As this business was a substantial business unit of the Company, and as such the sale brings a strategic shift in focus of management. The Company accordingly classified this former business as held for sale and discontinued operations in accordance with ASC Topic 360.

The accompanying consolidated financial statements as of and for the year ended December 31, 2016 have been retrospectively adjusted to reflect the operating results and balance sheet items of the Consumer business as discontinued operations separately from continuing operations. Also, as of December 31, 2016, balance sheet items related to the Consumer business were presented as assets held for sale. The Company recognized a loss of $13,264, on the sale of the discontinued operations in the year ended December 31, 2016, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

The following is a summary of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2016, which has been retrospectively adjusted to reflect the assets and liabilities of the skin health business as discontinued operations:

December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—
Restricted cash deposits	342
Accounts receivable, net of allowance for doubtful accounts of $1,192	4,125
Prepaid expenses and other current assets	2,652
Assets held for sale (Note 4)	8,362
Total current assets	15,481

Non-current assets:
Property and equipment, net (Note 7)	77
Other assets, net	7
Total non-current assets	84
Total assets	$15,565

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Other accrued liabilities	2,068
Deferred revenues	1,141
Total current liabilities	$3,209

Total net assets of discontinued operation	$12,356

The following is a summary of loss from discontinued operations for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016

Revenues:	$3,880	$38,397

Cost of revenues	100	8,086

Gross profit	3,780	30,311

Operating expenses:
Engineering and product development	143	1,249
Selling and marketing	620	21,729

General and administrative	2,342	13,233
Impairment loss	—	3,518
Other income, net	(1,504)	—
Loss on sale of assets	4,652	2,574
	6,253	42,303
Loss before interest and other financing expense, net	(2,473)	(11,992)

Interest and other financing expense, net	—	(385)
Loss before income taxes	(2,473)	(12,377)

Income tax expense (benefit)	(14)	762

Loss from discontinuing operations	(2,459)	(13,139)

Loss from discontinued operations, net of taxes	—	(125)

Loss	($2,459)	($13,264)

Note 3

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Entities in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other interest holders do not possess the right to affect significant management decisions, are generally accounted for under the voting interest consolidation method of accounting. Participation of other interest holders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Noncontrolling Interest” in the Company’s consolidated balance sheets and “net income (loss) attributable to the noncontrolling interest” in the Company consolidated statements of comprehensive loss. Noncontrolling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary.

Any changes in the Company’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from the Company acquiring the shares from existing shareholders, in which the Company maintains control is recognized as an equity transaction, with appropriate adjustments to both the Company’s additional paid-in capital and the corresponding noncontrolling interest.

Held for Sale Classification and Discontinued Operations

Under ASC 205 “Presentation of Financial Statement - Discontinued Operations”, a disposal group is reported as held for sale when management has approved or received approval to sell and is committed to a formal plan, the disposal group is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A disposal group classified as held for sale is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying value of the business exceeds its estimated fair value less cost to sell, a loss is recognized. However, when a disposal group meets the held for sale criteria, the Company first evaluates whether the carrying amounts of the assets not covered by ASC 360-10 included in the disposal group (such as goodwill) are required to be adjusted in accordance with other applicable GAAP before measuring the disposal group at fair value less cost to sell.

Assets and liabilities related to a disposal group classified as held for sale are segregated in the consolidated balance sheet in the period in which the disposal group is classified as held for sale (see also Note 2 and 4).

Only disposal of a component of an entity or a group of components of an entity that represents a strategic shift that has or will have a major effect on an entity’s operations and financial results shall be reported as discontinued operations.

The results of discontinued operations are reported in discontinued operations in the consolidated statement of comprehensive loss for current and prior periods commencing in the period in which the business meets the criteria of a discontinued operation, and include any gain or loss recognized on closing or adjustment of the carrying amount to fair value less cost to sell. Depreciation is not recorded on assets of a business while it is classified as held for sale (see also Note 2, Discontinued Operations).

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) stock-based compensation; (2) identification of and measurement of instruments in equity transactions; (3) impairment of investment properties and investment in other company; (4) evaluation of going concern; and (5) contingencies.

Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the US dollar (“$” or “Dollars”). Thus, the functional currency of the Company and such subsidiaries (other than the foreign UK subsidiary as mentioned below) is the dollar (which is also the reporting currency of the Group). The operations of the UK subsidiary is conducted in the local currency of this subsidiary, which is Great Britain Pounds (GBP).

In accordance with ASC 830, “Foreign Currency Matters”, balances denominated in, or linked to, foreign currencies are stated on the basis of the exchange rates prevailing at the balance sheet date. For foreign currency transactions included in the statement of comprehensive loss, the exchange rates applicable to the relevant transaction dates are used. Transaction gains or losses arising from changes in the exchange rates used in the translation of such balances are carried to financing income or expenses.

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

Fair Value Measurements

The Company measures and discloses fair value in accordance with ASC 820 “Fair Value”, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions there exists a three-tier fair-value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - unadjusted quoted prices are available in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date.

Level 2 - pricing inputs are other than quoted prices in active markets that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data.

Level 3 - pricing inputs are unobservable for the non-financial asset or liability and only used when there is little, if any, market activity for the non-financial asset or liability at the measurement date. The inputs into the determination of fair value require significant management judgment or estimation. Fair value is determined using comparable market transactions and other valuation methodologies, adjusted as appropriate for liquidity, credit, market and/or other risk factors.

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

As of December 31, 2017, an option to purchase redeemable convertible preferred stock as embedded in the Purchase Agreement (see also Note 14) was measured at fair value on a recurring basis using level 3 inputs.

Cash and Cash Equivalents

The Company invested its excess cash in highly liquid short-term investments. The Company considered short-term investments that were purchased with an original maturity of three months or less to be cash equivalents.

Short-term Deposits

Short-term deposits are deposits with original maturities of more than three months but less than one year. Short-term deposits are presented at their costs including accrued interest.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of the Company’s accounts receivable were due from consumers, distributors (domestic and international), physicians and other entities in the medical field, divisions which are no longer operated by the Company. Accounts receivable were most often due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms were considered past due. Allowance for doubtful accounts was determined by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and available information about their credit risk, and the condition of the general economy and the industry as a whole. The Company wrote off accounts receivable when they were considered uncollectible, and payments subsequently received on such receivables were credited to the allowance for doubtful accounts. The Company did not recognize interest accruing on accounts receivable past due. As of December 31, 2016, the account receivable is included in the discontinued operation. As of December 31, 2017, there are no outstanding accounts receivable.

Inventories

Inventories were stated at the lower of cost or market. Cost is determined to be purchased cost for raw materials and the production cost (materials, labor and indirect manufacturing cost, including sub-contracted work components) for work-in-process and finished goods. For the Company’s consumer and LHE products, cost was determined on the weighted-average method. For the pre-merged PhotoMedex products, cost was determined on the first-in, first-out method.

Reserves for slow moving and obsolete inventories were provided based on historical experience and product demand. Management evaluates the adequacy of these reserves periodically based on forecasted sales and market trend.

As of December 31, 2016, the inventory is included in the discontinued operation. As of December 31, 2017, there are no inventories.

Investment in Other Company

The investment in the other company is stated at cost, since the Company does not have the ability to exercise significant influence over operating and financial policies of those investees. The Company’s investments in the other company is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable, in accordance with ASC 320 “Investments – Debt and Equity Securities”. As of December 31, 2017, based on managements’ most recent analyses, impairment losses have been identified in the amount of $862 (see also Notes 5 and 13).

Property, Equipment and Depreciation

Property and equipment are recorded at cost, net of accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, primarily three to seven years for computer hardware and software, furniture and fixtures, and machinery and equipment. Leasehold improvements are amortized over the lesser of the useful lives or lease terms. Expenditures for major renewals and betterments to property and equipment are capitalized, while expenditures for maintenance and repairs are charged as an expense as incurred. Upon retirement or disposition, the applicable property amounts are deducted from the accounts and any gain or loss is recorded in the consolidated statements of comprehensive loss. Useful lives are determined based upon an estimate of either physical or economic obsolescence or both.

Realizability of property and equipment was based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows was less than the net book value of the asset, the asset was written down to fair value (see also Impairment of Long-Lived Assets and Intangibles).

Patent Costs and Licensed Technologies

Costs incurred to obtain or defend patents and licensed technologies were capitalized and amortized over the shorter of the remaining estimated useful lives or eight to 12 years. Core and product technology was also recorded in connection with the reverse acquisition on December 13, 2011 and was being amortized on a straight-line basis over ten years for core technology and five years for product technology (see also Note 8).

Management evaluated the recoverability of intangible assets based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows is less than the net book value of the asset, the asset is written down to fair value. During the year ended December 31, 2016, the Company recorded an impairment of patents and licensed technologies in the amount of $1,261 which is included in discontinued operation (see also Impairment of Long-Lived Assets and Intangibles).

Other Intangible Assets

Other intangible assets were recorded in connection with the reverse acquisition on December 13, 2011. The assets which were determined to have definite useful lives were amortized on a straight-line basis over ten years. Such assets primarily included customer relationships and trademarks. (See Note 9).

Accounting for the Impairment of Goodwill

The Company evaluates the carrying value of goodwill annually at the end of the calendar year and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. Goodwill impairment evaluation is performed subsequent to Impairment evaluation of long-lived assets and intangibles (see also Notes 6 and 7). Goodwill impairment testing involves a two-step process. Step 1 compares the fair value of the Group’s reporting units to which goodwill was allocated to their carrying values. If the fair value of the reporting unit exceeds its carrying value, no further analysis is necessary. The reporting unit fair value is based upon consideration of various valuation methodologies, including guideline transaction multiples, multiples of current earnings, and projected future cash flows discounted at rates commensurate with the risk involved. If the carrying amount of the reporting unit exceeds its fair value, Step 2 must be completed to quantify the amount of impairment. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit, from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss, equal to the difference, is recognized. As part of the purchase price allocation for the 2011 reverse acquisition, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflected the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill had an indefinite useful life and therefore was not amortized as an expense but was reviewed annually for impairment of its fair value to the Company. The fair value of Goodwill associated with the operating and reporting units was estimated using a combination of Income and Market Approach methodologies to valuation. The Income method of valuation explicitly recognizes the current value of future economic benefits developed by discounting future net cash flows to their present value at a rate that reflects both the current return requirements of the market and the risks inherent in the market. The Market approach measures the value of an asset through the analysis of recent sales or offerings of comparable property. Our business was organized into three operating and reporting units which were defined as Consumer, Physician Recurring, and Professional Equipment. Upon completion of our goodwill impairment analysis in connection with the transaction with ICTV Brands.

As of December 31, 2016, the Company recorded an impairment of the entire remaining balance of goodwill (allocated to consumer segment) in the amount of $2,257 which is included in discontinued operation. Such determination was based on the market approach.

Accrued Warranty Costs

The Company offered a standard warranty on product sales of its previous skin care business generally for a one to two-year period. The Company provided for the expected cost of estimated future warranty claims on the date the product is sold. Total accrued warranty was included in other accrued liabilities on the balance sheet. The activity in the warranty accrual during the years ended December 31, 2017 and 2016 is summarized as follows:

	December 31,
	2017	2016
Accrual at beginning of year	$241	$330
Additions charged to warranty expense	—	56
Expiring warranties	—	(145)
Sale of consumer segment (*)	(241)
Total (**)	—	241
Less: current portion	—	(241)
Long term accrued warranty	$—	$—

(*) The buyer of the remaining consumer products business assumed the warranty obligations.

(**) Included in liabilities related to assets held for sale.

For extended warranty on the consumer products, see also Revenue Recognition below.

Revenue Recognition

The Company recognized revenues from the product sales when the following four criteria have been met: (i) the product has been delivered and the Company has no significant remaining obligations; (ii) persuasive evidence of an arrangement exists; (iii) the price to the buyer is fixed or determinable; and (iv) collection is reasonably assured. Revenues from product sales are recorded net of provisions for estimated chargebacks, rebates, expected returns and cash discounts.

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

With respect to sales arrangements under which the buyer had a right to return the related product, revenue was recognized only if all the following conditions are met: the price was fixed or determinable at the date of sale; the buyer has paid, or was obligated to pay and the obligation was not contingent on resale of the product; the buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product; the buyer had economic substance; the Company did not have significant obligations for future performance to directly bring about resale of the product by the buyer; and the amount of future returns could be reasonably estimated.

The Company provided a provision for product returns based on the experience with historical sales returns, in accordance with ASC 605-15 with respect to sales of product when a right of return existed. Reported revenues are shown net of the returns provision. Such allowance for sales returns were included in Other Accrued Liabilities (see also Note 11).

Deferred revenue included amounts received with respect to extended warranty maintenance, repairs and other billable services and amounts not yet recognized as revenues. Revenues with respect to such activities were deferred and recognized on a straight-line basis over the duration of the warranty period, the service period or when service was provided, as applicable to each service. All such deferred revenues were derecognized.

Shipping and Handling Costs

Shipping and handling fees billed to customers were reflected as revenues while the related shipping and handling costs were included in selling and marketing expense. Shipping and handling costs have not been material.

Advertising Costs

Advertising costs were charged to expenses as incurred. Advertising costs were included in the loss on discontinued operations (see Note 2 Discontinued Operation).

Concentrations of credit risk

Financial instruments which subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The carrying amounts of these instruments approximate fair value due to their short-term nature. The Company deposits cash and cash equivalents and short-term deposits in major financial institutions in the US, UK, and in Israel. The Company performs periodic evaluations of the relative credit standing of these institutions. The Company is of the opinion that the credit risk in respect of these balances is immaterial. In addition, the Company performed with respect to its previous skin business an ongoing credit evaluation and established an allowance for doubtful accounts based upon factors surrounding the credit risk of customers (see also Accounts Receivable above).

Concentrations of credit risk

Most of the Company’s sales were generated in North America and Asia Pacific, to a large number of customers. Management periodically evaluated the collectability of the trade receivables to determine the amounts that were doubtful of collection and determine a proper allowance for doubtful accounts. Accordingly, the Company’s trade receivables did not represent a substantial concentration of credit risk.

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

The Company or its subsidiaries may incur additional tax liabilities in the event of an intercompany dividend distribution or a deemed dividend distribution under the U.S. income tax law and regulations. Prior to 2014, it was the Company’s policy not to cause a distribution of dividends which would generate an additional tax liability to the Company. During the years ended December 31, 2014 and 2015, the Company’s affiliates borrowed funds from the subsidiary in Israel. These borrowings resulted in a large deemed distribution taxable in the U.S. Furthermore, management can no longer represent that the earnings of its non U.S. subsidiaries will remain permanently invested outside the U.S. Therefore, beginning in 2014, the Company has provided deferred taxes on the undistributed earnings of its non U.S. subsidiaries. Taxes, which may apply in the event of a disposal of investments in subsidiaries, have not been included in computing the deferred taxes, as the Company anticipates it would liquidate those subsidiaries that can be closed on a tax-free basis.

The Company accounts for uncertain tax positions in accordance with an amendment to ASC 740-10, “Income Taxes” which clarified the accounting for uncertainty in tax positions. This amendment provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” to be sustained were it to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is more than 50% likely to be recognized upon ultimate settlement with the taxing authority is recorded.

During the years ended December 31, 2017 and 2016, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2017 and 2016 that has been duly provided for.

Contingencies

The Company and its subsidiaries are involved in certain legal proceedings that arise from time to time in the ordinary course of business. We account for business contingent liabilities in accordance with ASC 450 “Contingencies”. Except for income tax contingencies, the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related amounts of the loss can be reasonably estimated. A provision is recorded when it is both probable and when a liability has been incurred and the related amounts of the loss can be reasonably estimated. Legal expenses associated costs incurred in connection with the contingencies are expensed as incurred.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Other than the matters discussed in Note 13, as of December 31, 2017, the Company is not a party to any other litigation that it believes would have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

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

Recoverability of assets to be held and used (or group of assets) is measured by a comparison of the carrying amount of an asset to the undiscounted cash flows expected to be generated by the asset. If an asset is determined to be impaired, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell and are no longer depreciated. The assets and liabilities of a disposed group classified as discontinued operations are presented separately in the appropriate asset and liability sections of the balance sheet.

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

Pursuant to ASC 360 the Company tested the long-lived assets and determined that changes in circumstances indicated that its carrying value may not be recoverable. The carrying amount of the assets is considered recoverable if it exceeds the sum of undiscounted cash flows expected from the use or eventual disposition of the asset. Upon completion of our goodwill impairment analysis in connection with the pending transaction with ICTV Brands, as of December 31, 2016, the Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257. The Company recorded an impairment of the Consumer segment intangibles for its entire remaining Licensed Technology balance in the amount of $1,261. These impairment charges are included in discontinued operations.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share are computed by dividing net loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the Common Stock (such as the convertible Preferred Stock Series A and Series B) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A preferred shares were included in the computation, while the Series B preferred shares were not.

Diluted loss per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method and of convertible Preferred Stock Series A and Series B which their potential dilutive effect is considered using the “if-converted method”.

The net loss from continuing operations and the weighted average number of shares used in computing basic and diluted net loss per share from continuing operations for the years ended December 31, 2017 and 2016, is as follows: (in thousands except share and per share amounts)

	Year ended December 31,
	2017	2016

Numerator:
Net loss attributable to common stockholders	$18,807	$13,264
Net loss from discontinued operations attributable to common stockholders	(2,459)	(13,264)
Accretion of dividend for the period (*)	3	—
Participation of stockholders of series A preferred stock in the net loss from continuing operations	(1,318)	—

Net loss from continuing operations attributable to common stockholders	$15,033	$—

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	5,073,751	4,171,549

Net loss per share of Ordinary Share from continuing operations, basic and diluted	$2.96	$—

(*)	The net loss used for the computation of basic and diluted net loss per share for the year ended December 31, 2017, includes the dividend requirement of 8% per share per annum for the Series B preferred stock, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation (the “Certificate of Designation”) under the liquidation preference right (see also Note 14).

For the year ended December 31, 2017, diluted loss per share excludes the impact of stock options, stock warrants, series Preferred A Stock, series Preferred B Stock, common stock to be issued upon exercise of asset contribution financial instruments and common stock to be issued upon written call option totaling 43,053,913 shares, as the effect of their inclusion would be anti-dilutive. For the year ended December 31, 2016, diluted loss per share excludes the impact of stock options totaling 1,000 shares.

Convertible Redeemable Series B Preferred Stock

The Company classifies its Convertible Redeemable Series B Preferred Stock outside of Stockholders’ deficit because certain features of the Company’s Certificate of Designation could require redemption of some or all classes of Convertible Redeemable Series B Preferred Stock upon events not solely within the control of the Company (see also Note 14).

Option to purchase Convertible Redeemable Series B Preferred Stock:

The Company has classified the option to purchase additional shares of its Convertible Redeemable Series B Preferred Stock as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity” as the underlying Series B Preferred Shares are subject to redemption feature. The Company measures the option at fair value by using the Black Scholes Pricing Model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss (see also Note 14).

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC Topic 718, “Compensation Stock Compensation. Under”, (“ASC 718”), which requires companies to estimate the fair value recognition provision, of this statement, share-equity based compensation cost is measured at payment awards on the date of grant date based on the fair using an option pricing model. The value of the portion of the award that is ultimately expected to vest and is recognized as operating an expense over the applicable vesting period of requisite service periods in the stock award using Company’s consolidated statement of comprehensive loss.

The Company recognizes compensation expense for the value of its awards granted based on the graded vesting method over the requisite or derived service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option-pricing model which requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon historical daily stock price observations of its common stock. The expected option term represents the period that the Company’s stock options are expected to be outstanding and is determined based on the simplified method until sufficient historical exercise data will support using expected life assumptions. The risk-free interest rate is based on the yield from U.S. treasury bonds with an equivalent term. The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

Recently Issued Accounting Standards

Recent Accounting Pronouncements adopted

On March 30, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation”, which effects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. This update is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. The Company adopted the new guidance prospectively effective January 1, 2017. This new guidance did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements not adopted yet

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company is not expecting that the adoption of this standard will have a material impact on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases”. This guidance will require that lease arrangements longer than 12 months result in an entity recognizing an asset and liability equal to the present value of the lease payments in the statement of financial position. This guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein. This standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period, however, the Company has not elected to early adopt ASU 2016-18. This new guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): “Clarifying the Definition of a Business”. ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which includes guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company is currently evaluating the potential effect of the guidance on its consolidated financial statements.

Note 4

Discontinued Operations Assets Held for Sale:

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

In connection with the sale of the Consumer Division to ICTV Brands, Inc., announced on October 4, 2016 and subsequently completed on January 23, 2017, the assets related to this transaction were included as of December 31, 2016 as part of Assets Held for Sale, as follows:

Inventory	$7,336
Property and equipment	911
Other assets	115
Assets held for sale as of December 31, 2016	$8,362

Note 5

Acquisitions:

On March 31, 2017, the Company and its newly-formed subsidiary FC Global Realty Operating Partnership, LLC, a Delaware limited liability company (“Acquiror”) entered into an Interest Contribution Agreement (the “Contribution Agreement”) with First Capital Real Estate Operating Partnership, L.P., a Delaware limited partnership (“Contributor”), and First Capital Real Estate Trust Incorporated, a Maryland corporation, (the “Contributor Parent” and, together with Contributor, the “Contributor Parties”), under which the Contributor will contribute mostly certain real estate assets (the “Contributed Properties”) to the Company’s subsidiary. In exchange, the Contributor will receive shares of the Company’s Common Stock and/or newly designated Series A Convertible Preferred Stock.

The first installment of contributed assets (the “First Contribution”) closed on May 17, 2017 (the “Initial Closing”).

First Contribution

In the Initial Closing, the Contributor transferred certain assets comprising the Contributed Properties to the Company. On the Initial Closing date, the Contributor transferred to the Acquiror four vacant land sites set for development into gas stations, which are located in Atwater and Merced, Northern California, and which had an agreed upon value of approximately $2.6 million. One of these vacant land sites was contributed through the transfer of a 75% membership interest in a limited liability company that owns the vacant land site located in Northern California, in which profits and losses are allocated 75% to the Company and 25% to the noncontrolling member subject to a preferred equity split in which the noncontrolling member earns the first 10% of net profits and the balance of the 90% is to be paid along the terms of the 75% split to the Company and 25% to the noncontrolling member. The Contributor then completed the transfer to the Acquiror of its 17.9% passive interest in a limited liability company that is constructing a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”) on June 26, 2017.

This residential development in New Mexico consisted of 251, non-contiguous, single family residential lots and a 10,000 square foot club house. 37 of the lots had been finished, and the remaining 214 were platted and engineered lots. The agreed upon value of its share of this property was approximately $7.4 million.

In return for the Contributed Properties, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share (the “Common Stock”), which represented approximately 19.9% of the Company’s issued and outstanding Common Stock immediately prior to the Initial Closing, at an agreed upon Per Share Value (defined below) of $2.5183, or $2,214 in the aggregate. These shares of Common Stock are restricted and unregistered. The Company issued the remaining $7,786 of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock” or “Convertible Series A Preferred Stock”). Each share of the Series A Stock is convertible into 25 shares of the Company’s Common Stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”), which was obtained on October 12, 2017. The shares of Series A Stock do not have voting rights and are restricted and unregistered. The number of shares of Common Stock issued to the Contributor and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million agreed upon value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price (“VWAP”) of all on-exchange transactions in the Company’s Common Stock executed on Nasdaq during the forty-three trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and the Contributor Parent, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of Common Stock both issued to the Contributor and issuable upon the conversion of the Series A Stock carry certain registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

At the Initial Closing, the Company assumed the liabilities associated with the Contributed Properties, except that it did not assume any liabilities with respect to the Avalon Property until that property’s contribution was completed on June 26, 2017. The obligations that the Acquiror assumed at the Initial Closing include the following: Obligations of the Contributor and its affiliates under certain agreements covering the contributed properties, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; and a Construction Contract dated November 19, 2014 between Central Valley Gas Stations Development, LLC, as owner and First Capital Builders, LLC, as Contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA. Once the full interest in the Avalon Property was contributed to the Company, the Company also assumed the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company dated as of May 16, 2012, and all amendments thereto; and a Development Services Agreement dated September 15, 2015 by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as Owner, and Land Strategies, LLC, a Nevada limited liability company, as Developer, with respect to real property owned by Avalon Jubilee, LLC. As of the Initial Closing, the Company also assumed an installment note dated April 7, 2015 made by First Capital Real Estate Investments, LLC (“FCREI”) in favor of George Zambelli (“Zambelli”) in the original principal amount of $470 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as Trustor, Fidelity National Title Company, as Trustee (“Trustee”), and Zambelli, as Beneficiary (the “Deed of Trust”), which secures the Note (see also Note 12).

Second Contribution

Contributor Parent was also required to contribute two additional property interests valued at the agreed upon value amount of $20 million if certain conditions as set forth in the Contribution Agreement are satisfied by December 31, 2017. This second installment was mandatory under the original terms of the Contribution Agreement. As discussed below, the contribution Agreement was terminated and this second contribution did not take place.

The agreement stated that Contributor Parent must contribute to the Acquirer its 100% ownership interest in a private hotel that was currently undergoing renovations to convert to a Wyndham Garden Hotel. This 265 room full service hotel was located in Amarillo, Texas and had an agreed upon value of approximately $16 million and outstanding loans of approximately $10.11 million. Before contributing the property to the Acquiror, Contributor Parent was required to resolve a lawsuit concerning ownership of the property. Only when Contributor Parent had confirmed that it was the full and undisputed owner of the property was it able to contribute that interest to the Acquiror. If the contribution was made, the Company would have been required to account for this transaction as a business combination under ASC 805, Business Combinations.

On July 3, 2017, the Company and the Acquiror entered into an Agreement to Waive Second Closing Deliverables (the “Second Waiver”) with the Contributor Parties, amending the Contribution Agreement. The Contributor Parties had received an offer to purchase the Amarillo Hotel from a non-related third party. Under the Second Waiver, the Company and the Acquiror agreed to waive the requirement for the Contributor Parties to contribute to the Acquiror their 100% ownership interest in the Amarillo Hotel, and to accept in its place a contribution in cash of not less than $5.89 million from the Contributor Parties from the sale proceeds of the Amarillo Hotel, after the satisfaction of the outstanding loan, provided that the sale is completed and closed upon not later than August 31, 2017. In exchange the Contributor Parties would receive shares of stock in the Company, such amount to be calculated as set forth in the Second Waiver and Contribution Agreement. The sale of the Amarillo Hotel was not completed and closed by August 31, 2017, therefore the waiver of the requirement for the contribution of the interest in the Amarillo Hotel lapsed.

On September 22, 2017, the Company and Acquiror entered into a Second Agreement to Waive Closing Deliverables (the “Second Agreement”) with the Contributor Parties, amending the Contribution Agreement. Pursuant to the terms of the Second Agreement, the Company and the Acquiror agreed to extend the date for the closing of the sale of the Amarillo Hotel until October 18, 2017, with the contribution of the funds from the sale to be made not later than October 23, 2017. In exchange the Contributor Parties would receive shares of stock in the Company, such amount to be calculated as set forth in the Contribution Agreement, as amended by the Second Waiver and the Second Agreement. If the sale of the Amarillo Hotel was not completed and closed by October 18, 2017, the waiver of the requirement for the contribution of the interest in the Amarillo Hotel would lapse. The sale was not completed.

In addition, the agreement stated that Contributor Parent must contribute to the Acquiror its interest in Dutchman’s Bay and Serenity Bay (referred to as the “Antigua Resort Developments”), two planned full service resort hotel developments located in Antigua and Barbuda in which Contributor Parent would contribute a 75% interest in coordination with the Antigua government. Serenity Bay is a planned five star resort comprised of five contiguous parcels (28.33 acres) zoned for hotel and residential use that are planned for 246 units and 80 one, two and three bedroom condo units. Dutchman’s Bay is a planned four star condo hotel with 180 guestrooms, 102 two bedroom condos, and 14 three bedroom villas. For the property in Antigua, Contributor Parent was required to obtain an amendment to its agreement with the government to extend the time for development of these properties and confirm that all development conditions in the original agreement with the government had been either satisfied or waived.

In exchange for each of these properties, the agreement stated the Company would issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing the $20 million agreed upon value of that contribution by the Per Share Value. The agreement stated that shares would be comprised entirely of shares of Common Stock if the issuance had been approved by the Company’s stockholders prior to the issuance thereof and would be comprised entirely of shares of Series A Convertible Preferred Stock if such approval had not yet been obtained.

The Company had determined in accordance with the updated guidance of ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business that the Amarillo property (an operating hotel) represented a business as it included an organized workforce with the necessary skills, knowledge and experience to perform the acquired process and an input that the workforce could develop or convert into output. However, it was determined that the Antigua property did not represent a business. Based on the above conclusion it was determined that the Amarillo property component was not required to be analyzed under the provisions of ASC 815-10 “Derivatives and Hedging” since such contract between an acquirer and a seller to enter into a business combination are scoped out from its provisions. As for the Antigua property it was determined that such future transaction did not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria was not met. Further, the Company considered the provisions of Subtopic ASC 815-40 “Contracts in the Entity’s Own Equity” and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of the Antigua property which represents a real estate asset. Based on the terms of this component, (i.e. the fair value of the Antigua property and the fair value of the shares that the Company is obligated to issue for this asset), it was determined that such freestanding financial instrument represented a financial asset required to be measured upon initial recognition of at fair value. Subsequent to initial recognition the financial instrument (which might be a financial asset or a financial liability depending on the fair value of its settlement terms) is required to be re-measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instrument, net”).

Optional Contribution

Contributor Parent had the option to contribute either or both of two additional property interests valued at the agreed upon value of $66.5 million if certain conditions as set forth in the Contribution Agreement were satisfied by December 31, 2017. This third installment was optional in Contributor Parent’s sole discretion. As discussed below, the contribution Agreement was terminated and this optional contribution did not take place.

The agreement stated that the Contributor Parent may contribute to the Acquiror its interest in a resort development project on an island just south of Hilton Head, South Carolina (“Melrose”). Contributor Parent had the property under a Letter of Intent and expected to close on the property by December 31, 2017. Melrose was valued by Contributor Parent at an agreed upon value of $22.5 million, based upon a senior lending position that Contributor Parent held under the Letter of Intent on this property.

The agreement stated that the Contributor Parent also may contribute to the Acquiror a golf and surf club development project on the Baja Peninsula in Mexico (“Punta Brava”). Contributor Parent also had this property under a Letter of Intent and expected to close by December 31, 2017. Punta Brava was valued at the agreed upon value by Contributor Parent at $44 million based on Contributor Parent’s commitment of $5 million upon closing on this property, plus a commitment for an additional $5 million and a second commitment of $34 million for construction of the project.

In exchange for each of these properties, the Company would issue to Contributor a number of duly authorized, fully paid and non-assessable shares of the Company’s Common Stock or Series A Convertible Preferred Stock, determined by dividing an agreed upon value of $86,450 (130% of the value of the agreed upon value of $66,500) by the Per Share Value. The shares would be comprised entirely of shares of Common Stock if the issuance had been approved by the Company’s stockholders prior to the issuance thereof and would be comprised entirely of shares of Series A Convertible Preferred Stock if such approval had not yet been obtained. In addition, the Company would issue to Contributor a five year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share that would vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Contribution Agreement. The number of warrant shares and the exercise price would be equitably adjusted in the event of a stock split, stock combination, recapitalization or similar transaction. These optional contributions represented a potential liability to the Company as the number of shares and warrants to be issued is fixed but the market value of the shares fluctuates. It is possible that the share price could have risen to a level that upon contribution of the properties causing the Company to give consideration that exceeded the fair value of the assets acquired. This would represent a potential liability to the Company and to quantify the liability the Company has used the Black Scholes formula. The warrants also represented a potential liability in that the Company may be required to issues shares at $3 when the share price was significantly higher.

To estimate the fair value of the liability associated with optionality granted to the Contributor as well as the warrant liability, Management has used the Black Scholes option pricing formula. The key input in the calculation is the assumption of how volatile the Company stock was to be over the life of the option. The more volatile the Company is expected to be, the greater its potential liability.  Future volatility is unknown, as such Management had used a volatility proxy of 39.45% which equaled the average volatility of stocks in the Company’s forward looking peer group of Real Estate Development at that time.  After the calculation is performed, additional factors must be considered. It is possible that despite being economically rational to contribute the properties based on the Company stock price relative to the value of the optional properties, the Contributor may not have the ability to contribute. Therefore a 50% discount was applied to the option value produced by the Black Scholes formula to arrive at final liability value for the optionality component. The warrants received a further 50% discount as they contained a vesting schedule with milestones that must be achieved by the Contributor once the property was contributed. With the expiration of the agreement on December 31, 2017, the fair value of the liability was $0.

The Company has determined that the Company’s contractual obligations under the optional contributions does not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria is not met. Further, the Company considered the provisions of Subtopic ASC 815-40 Contracts in the Entity’s Own Equity and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of certain real estate assets. Thus, such freestanding financial instrument were classified as financial liabilities and were measured upon initial recognition at fair value. Subsequent to initial recognition the financial liabilities are remeasured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instruments, net”).

The Company elected to early adopt ASU 2017-01 Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination whether the asset contribution transaction represents a business combination was evaluated by applying the ASU 2017-01 guidance. The Company has determined that the group of assets assumed in the First Contribution does not (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the First Contribution represents an acquisition of assets rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e. the fair value of the equity interests issued) together with the transaction costs and the fair value of financial assets was allocated to the individual assets acquired and liabilities assumed in the first contribution based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill.

The consideration for the assets acquisition as of the Initial Date consists of the following:

Fair value 879,234 shares of FC Global common stock (*)	$1,275
Fair value 123,668 shares of FC Global Series A preferred stock (*)	4,483
Fair value of financial liability related to Optional contribution (**)	857
Fair value of Warrant (***)	1,925
Fair value of asset related to future mandatory asset contribution (***)	(4,175)
Fair value of assumed note payable on acquired asset	470
Transaction costs	283
Total consideration	$5,118

(*)	Fair value of Common shares based on quoted market price on date of transaction and Fair value of preferred shares based on the number of common shares to which they can be converted on the transaction date
(**)	Related to Optional Contribution
(***)	Related to Second Contribution

The fair value of the assets acquired, and liabilities assumed were based on management estimates and values, including estimates based on historical sales of similar parcels. Adjustments were applied to such historical sales and assumptions were applied to other attributes of the assets in order to estimate market value. The following table summarizes the allocation of the consideration to the assets acquired in the transaction.

The allocation of aforesaid total consideration is as follows:

Investment properties	$2,600
Investment in other company	2,668
Less: Noncontrolling interest (***)	(150)
Total assets acquired at fair value	$5,118
Impairment of investment in other company (*)	(862)
Total asset value as of December 31, 2017	$4,256

(*) Loss from impairment was recorded amounting to $862 as part of operating expenses in the Company’s consolidated statement of comprehensive loss during the year ended December 31, 2017 (see also Note 13).

(***) Attributable to the 25% noncontrolling membership interest in a limited liability company that owns a vacant land site located in Northern California

The fair value of options, warrants and asset related to future mandatory asset contribution granted was estimated at the Initial Date by using the Black-Scholes option pricing model. The following are the data and assumptions used:

Options Value:

May 17, 2017

Dividend yield (%)	0
Expected volatility (%)	39.45
Risk free interest rate (%)	1.25
Strike price	1.93
Stock price	1.45
Probability (%)	50
Expected term of options (years)	0.62

Warrants Value:

May 17, 2017

Dividend yield (%)	0
Expected volatility (%)	39.45
Risk free interest rate (%)	1.25
Strike price	3
Stock price	1.45
Probability (%)	50
Expected term of options (years)	5

Asset related to future mandatory asset contribution:

May 17, 2017

Dividend yield (%)	0
Stock price	1.45
Probability (%)	70

As of December 31, 2017, neither the Secondary nor the Optional Contribution were made and the Contribution Agreement was terminated at that date. Consequently, as of December 31, 2017, the fair value of the asset contribution related to aforementioned financial instruments was reduced to $0. During the period from the closing of the Initial Date and until December 31, 2017, the Company has recognized a net loss as revaluation of the fair value of asset contribution related financial instruments in the total amount of $1,392.

Note 6

Inventories, net:

	December 31,
	2017	2016
Raw materials and work-in-process	$—	$1,968
Finished goods	—	5,368
Total inventories	$—	$7,336
Less assets held for sale (*)	—	(7,336)
Total inventory	$—	$—

(*) Inventory was classified as part of the assets held for sale as of December 31, 2016. In January 2017, all of the consumer inventory was sold to ICTV (see also Note 2 and 4).

Note 7

Property and Equipment, net:

	December 31,
	2017	2016
Equipment, computer hardware and software	$320	$5,005
Furniture and fixtures	350	433
Leasehold improvements	112	438
	782	5,876
Accumulated depreciation and amortization	(777)	(4,888)
Total property and equipment, net	$5	$988
Less Assets held for sale (*)	—	(911)
Total property and equipment, net	$5	$77

(*) In January 2017, the consumer division property and equipment was sold to ICTV (see also Note 2 and 4).

During the years ended December 31, 2017 and 2016, depreciation expenses were $178 and $292, respectively.

Note 8

Patents and Licensed Technologies, net:

	December 31,
	2017	2016
Gross Amount beginning of period	$—	$3,376
Disposals	—	(177)
Translation differences	—	36
Gross Amount end of period	—	3,235

Accumulated amortization	—	(1,974)
Impairment of assets (see Note 9 below)	—	(1,261)

Total patents and licensed technology	$—	$—

During the years ended December 31, 2017 and 2016, amortization expenses were $0 and $230, respectively.

Note 9

Goodwill and Other Intangible Assets:

As part of the purchase price allocation for a reverse acquisition transaction in 2011, the Company recorded goodwill in the amount of $24,005 and definite-lived intangibles in the amount of $12,000. Goodwill reflects the value or premium of the acquisition price in excess of the fair values assigned to specific tangible and intangible assets. Goodwill has an indefinite useful life and therefore is not amortized as an expense but is reviewed annually for impairment of its fair value to the Company. Activity in goodwill during the year ended December 31, 2016 was as follows:

Balance at January 1, 2016	$3,581
Disposal on sale of assets	(1,039)
Impairment of goodwill	(2,257)
Translation differences	(285)
Balance at December 31, 2016	$—

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

The Company’s business was organized into three operating and reporting units which are defined as Consumer, Physician Recurring, and Professional Equipment.

During the third quarter of 2016, we recorded goodwill and other intangible asset impairment charges of $3,518, as we determined that a portion of the value of the Company’s goodwill and other intangible assets was impaired in connection with the then pending transaction with ICTV Brands, Inc. (See also Note 1). The Company recorded an impairment of the entire remaining balance of Consumer segment goodwill in the amount of $2,257 and recorded the impairment of the Consumer segment of the intangibles for its licensed technology in the amount of $1,261. During the year ended December 31, 2016 the Company derecognized an amount of $1,039 of goodwill related to the Physician Recurring segment in connection with the asset sale of the Neova product line. All such impairment changes are included in discontinued operations.

Note 10

Accrued Compensation and related expenses:

	December 31,
	2017	2016
Accrued payroll and related taxes	$453	$262
Accrued vacation	14	66
Accrued commissions and bonuses (*)	—	3,701
Total accrued compensation and related expense	$467	$4,029

(*)	The amount related to the obligation the Company had in connection with the Payout Notes Holders as of December 31, 2016. On December 22, 2017, the then outstanding payout notes were converted into shares of common stock of the Company (see also Note 14).

Note 11

Other Accrued Liabilities:

	December 31,
	2017	2016
Accrued taxes, including liability for unrecognized tax benefit, (see also Note 15)	$1,549	$1,606
Other accrued liabilities	901	4,417
Total other accrued liabilities	$2,450	$6,023

Note 12

Note payable:

Following the Initial Closing of the Interest Contribution Agreement (see also Note 5), the Company assumed an installment note dated April 7, 2015 made by the Contributor in favor of George Zambelli (“Zambelli”) in the original principal amount of $470 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as Trustor, Fidelity National Title Company, as Trustee (“Trustee”), and Zambelli, as Beneficiary (the “Deed of Trust”), which secures the Note. The Note carries a per annum interest rate of 8% which is payable on a monthly basis from the Initial Closing. As of December 31, 2017, the Note amounted to $459 ($454 out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

Note 13

Commitments and Contingencies:

Leases

The Company has entered into a non-cancelable operating lease agreement for real property which expires on December 31, 2018. Rent expense was $188 and $550 for the years ended December 31, 2017 and 2016 respectively. The future annual minimum payment under this lease, relating to the Company’s continuing operations are as follows:

Year Ending December 31,

2018	$70

As a result of the sale of the Consumer Products division to ICTV Brands, the Company no longer had a need for certain of its leased properties, including the facilitates located in the United Kingdom and in Israel. In connection with the Transition Services Agreement entered into between the Company and ICTV, the Company maintained certain of its leased properties for a specified period of time to allow ICTV to transition its operations to its own facilities. Leases that expired during that transition period were not renewed. As of December 31, 2017, the Company terminated the leases in Israel and entered into an early surrender agreement for the United Kingdom facility that was consummated on October 17, 2017.

Litigations

JFURTI

The Company is a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York.  The suit names as defendants Suneet Singal, an officer of various First Capital companies as well as the Company’s former Chief Executive Officer and former member of the Company’s Board of Directors,, Frank Grant and Richard Leider, board members of  First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, PhotoMedex Inc.), as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P. Mr. Leider is also on the Board of Directors of the Company.

The suit is the ninth filed by Jacob Frydman and/or JFURTI, LLC in a dispute between the plaintiffs and the First Capital group of companies, which entered into a series of agreements with Mr. Frydman beginning in September 2015. Mr. Frydman had founded, sponsored, and taken public United Realty Trust Incorporated, a Real Estate Investment Trust (“REIT”). Mr. Frydman was the CEO and Chairman of the REIT as well as the owner of various other United Realty branded companies affiliated with the REIT business. In September 2015, Mr. Frydman and Mr. Singal negotiated and agreed to a transaction between various First Capital branded companies, on the one hand, and the United Realty branded companies affiliated with the REIT business, on the other hand, as a result of which the REIT was rebranded as the Contributor Parent.

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

Following dismissal of the Prior Action, Mr. Frydman sent letters to each member of the Contributor Parent’s Board of Directors (the “Demand Letter”) demanding that the Board investigate and remediate the dissipation of assets as alleged by plaintiffs. In particular, the Demand Letter questioned (i) a letter of intent with Presidential Realty Corporation, or Presidential, announced in an 8K filed by First Capital REIT on or about July 18, 2016; (ii) First Capital REIT’s use of funds raised between September 15, 2015 and February 28, 2016; (iii) an interest contribution agreement with Presidential entered into on or about December 16, 2016; (iv) the Contributor Parent’s failure to file quarterly and annual reports; (iv) an interest contribution agreement entered into on March 31, 2017 with PhotoMedex; and (v) other purportedly fraudulent acts such as publishing an artificially inflated NAV, defaulting on certain mortgage loans, misrepresentations by Singal with respect to certain properties contributed to the REIT through the Master Agreement executed on September 15, 2015, and various loan agreements with Forum Partners Investment Management LLC, or Forum. The Demand Letter also demanded inspection of certain corporate documents pursuant to Md. Code § 2-512.

The Contributor Parent commenced such an investigation, and offered such an inspection, but Mr. Frydman and JFURTI failed to wait for the results of the investigation or make any inspection, and instead brought suit in the same court as the Prior Action. The suit alleges, among other claims, violations of § 10(b) of the Exchange Act and Rule 10b-5 (1) against Mr. Singal and First Capital Real Estate Investments LLC for misrepresentations in connection with the Master Agreement entered into on September 15, 2015 and related agreements; (2) against Downey Brand for failure to file certain deeds; (3) against First Capital defendants (except Grant and Leider), Forum defendants, and Presidential defendants for a fraudulent scheme to sell Contributor Parent assets to Presidential; and (4) against First Capital defendants, the Forum defendants, and the Company for the transfer of First Capital REIT and First Capital OP assets to the Company in exchange for allegedly worthless shares. There are also claims under state law for common law fraud, conversion, fraudulent conveyance, waste and mismanagement, accounting, injunctive relief, and violation of Cal. Bus. & Prof. Code § 17-200. Many of the claims asserted in the Complaint, including the securities fraud claims, were never raised in the Demand Letter, as required by law. The suit seeks damages against all defendants for the failure of the REIT to respond to the Demand Letter, and an injunction against the sale of the assets to the Presidential defendants.

The parties submitted a motion for an order (i) staying all proceedings in this action for 60 days, or until the end of 2017, and (ii) extending the defendants time to respond to the complaint, or to make a motion with respect to the complaint, until 45 days after First Capital REIT’s response to the Demand Letter. The Court granted that motion on October 31, 2017. Upon completion of their investigation, the Contributor Parent provided a response to the Demand Letter, denying all claims made in the letter. A Motion to Dismiss this action has now been filed with the Court on behalf of all plaintiffs.

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

DSKX

On February 19, 2016, the Company and its subsidiaries entered into Agreements and Plans of Merger and Reorganization with DS Healthcare Group, Inc. and its subsidiaries (“DSKX”), under which DSKX would acquire the Company’s subsidiaries Radiancy, Inc. and PhotoMedex Technology, Inc. in exchange for shares of stock in DSKX as well as cash payments and notes for future cash payments. Subsequent to the signing of those Agreements, on March 23, 2016, after discussion with its independent registered public accounting firm, DSKX concluded that the unaudited condensed consolidated financial statements of DSKX for the two fiscal quarters ended June 30, 2015 and September 30, 2015 should no longer be relied upon because of certain errors in such financial statements. Also, DSKX reported that its audit committee, consisting of all members of its board of directors other than Daniel Khesin (at the time DSKX’s President and Chairman of the Board and a member of its board of directors), had engaged independent counsel to conduct an investigation regarding certain transactions involving Mr. Khesin and other individuals; the committee’s investigation had begun earlier in February. The board also reported that it had terminated the employment of Mr. Khesin as DSKX’s president and as an employee of DSKX, and also terminated Mr. Khesin’s employment agreement, dated December 16, 2013, for cause.

The Company was not advised of this investigation during its negotiations with DSKX or after signing the Merger Agreements until the evening of March 21, 2016. On April 12, 2016, the Company sent a Reservation of Rights letter to DSKX. The Notice states that, based upon the disclosures set forth in DSKX’s Current Report on Form 8-K filed on March 23, 2016 and subsequent press releases and filings by DSKX with the United States Securities and Exchange Commission (collectively, the “DSKX Public Disclosure”), DSKX is in material breach of various representations, warranties, covenants and agreements set forth in the Agreements; had failed to provide to the Company the information contained in the DSKX Public Disclosures during the discussions relating to the negotiation and execution of the Agreements; and continues to be in material breach under the Agreements. As a result, the conditions precedent to the closing of these transactions as set forth in the Agreements may not be able to occur. The Notice also declares that the Company reserves all its rights and remedies under the Agreements, including, without limitation, the right to terminate the Agreements and collect a termination fee from DSKX of $3 million. The Notice further asserts that the Company regards certain provisions of the Agreements to have been waived by DSKX and to no longer be in effect, including the non-solicitation and no-shop provisions, negative covenants, and termination events, as applicable solely to the PHMD Group, as well as the payment of any termination fee by PHMD to DSKX. Finally, the Notice provided that the Company has the right to terminate the Agreements to pursue, consider and enter into any acquisition proposal or other transaction without the payment of fees and expenses to DSKX.

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

Given the material breaches identified in the Company’s notice to DSKX, and other disclosures and communications by DSKX, in connection with the Company’s termination of the Merger Agreements and pursuant to their terms, the Company sought to recover a termination fee of $3.0 million, an expense reimbursement of up to $750, and its liabilities and damages suffered as a result of DSKX’s failures and breaches in connection with each of the Merger Agreements. On May 27, 2016, the Company, Radiancy and P-Tech filed a complaint in the U.S. District Court for the Southern District of New York alleging breaches of the Merger Agreements by DSKX and seeking the damages described in the foregoing sentence. On August 1, 2016, DSKX filed its answer to the complaint, denying the allegations stated in the complaint and alleging its own counterclaims including, among others, the Company’s alleged failure to disclose the Mouzon and Cantley cases filed against Radiancy.

On June 23, 2017, the Company and its subsidiaries, Radiancy, Inc. (“Radiancy”) and PhotoMedex Technology, Inc. (“P-Tech”), entered into a Confidential Settlement and Mutual Release Agreement (the “DS Settlement Agreement”) with DS Healthcare Group, Inc. (“DSKX”) and its subsidiaries, PHMD Consumer Acquisition Corp. and PHMD Professional Acquisition Corp.

The terms of the DS Settlement Agreement are confidential. According to the DS Settlement Agreement the parties dismissed the suit between them with prejudice on June 23, 2017. The amount under this settlement agreement was recorded under discontinued operation.

Linda Andrews

During 2016, Linda Andrews, an alleged user of the no!no! Hair device, filed a product liability claim against the Company, its subsidiary Radiancy, Inc., and Dr. Dolev Rafaeli, in the United States District Court for the Middle District of Florida, Orlando Division, alleging that use of the device had caused a relapse of and complication to a pre-existing medical condition resulting from her treatment for cancer. The complaint alleged, among other claims, that Radiancy failed to provide adequate warnings regarding the operation of the device. The Company and Dr. Rafaeli filed a motion to dismiss the claims against them; Radiancy filed an answer to the Complaint. Ms. Doe then sought leave to amend her complaint to clarify the claims; the Company, Radiancy and Dr. Rafaeli filed appropriate responses and renewed the motion to dismiss the claims against the Company and Dr. Rafaeli.

On June 22, 2017, the United States District Court for the Middle District of Florida, Orlando Division, dismissed the Company and Dr. Dolev Rafaeli, its former Chief Executive Officer, from the case of Linda Andrew v. Radiancy, Inc.; the Company (under the name PhotoMedex, Inc.); and Dr. Rafaeli. Ms. Andrew had filed a product liability suit alleging damages from her use of a no!no! hair device. The claims against the Company and Dr. Rafaeli were dismissed without prejudice. The Company’s subsidiary, Radiancy, Inc., entered into a settlement with Ms. Andrews in 2017; the terms of the settlement are confidential.

Other litigation

The Company and certain subsidiaries are, and have been, involved in other miscellaneous litigation and legal actions, including product liability, consumer, commercial, tax and governmental matters, which can arise from time to time in the ordinary course of our business. The Company believes that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation and legal actions are inherently unpredictable, and excessive verdicts can result in such situations. Although the Company believes it has or will have substantial defenses in these matters, it may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on results of operations in a particular period.

Avalon

On January 12, 2018, we received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1–5. The suit asks the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint does not name the Company or any of its subsidiaries or specifically question the Company’s interest in Avalon Jubilee LLC, it raises questions about whether the transfers of interest leading to our acquisition of our interest in Avalon Jubilee LLC (under the Contribution Agreement described in Note 5) were properly made in accordance with the Avalon Jubilee operating agreement. The Company has begun an internal investigation into this matter and will disclose the results of that investigation once it has been completed. Although neither our company nor any of its subsidiaries is a party to litigation regarding this matter, we recognized an impairment expense of $862 to account for our estimate of the impact that such litigation may have on the operations and fair value of the underlying asset.

Registration Rights Agreement with Party to the Purchase Agreement

As discussed in Note 14, as a condition to the first closing under the Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Investor, pursuant to which the Company agreed to register all shares of Common Stock that may be issued upon conversion of the Series B Preferred Stock (the “Registrable Securities”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the first closing and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the Securities and Exchange Commission on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Series B Preferred Stock may have under the Registration Rights Agreement or under applicable law, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the product obtained by multiplying (x) the Series B Original Issue Price by (y) the number of shares of Registrable Securities held by the holder (such product being the “Investment Amount”); provided that, in no event will the Company be liable for liquidated damages in excess of 1% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the Registration Rights Agreement shall be 10% of the Investment Amount. On January 23, 2018, the Company filed a registration statement on Form S-3 to register the shares issued to OFI in the first closing. OFI waived its right to liquidated damages in connection with the late filing of such registration statement.

Registration Rights Agreements with Payout Note Holders

As discussed in Note 14, the Payout Notes were convertible into shares of common stock and the Company agreed to register the shares underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the registration statement covering such shares to become effective within one-hundred twenty (120) days of issuance. On November 14, 2017, the Company filed a registration statement on Form S-3 (the “First Registration Statement”) to register all shares that may be issued upon conversion of the Payout Notes, which was subsequently amended to include the Payout Shares issued under the Stock Grant Agreement. In connection with the Stock Grant Agreement, the Company entered into a registration rights agreement (the “Payout Registration Rights Agreement”) with the Note Holders, pursuant to which the Company agreed to register the shares of common stock under the Additional Shares under the Securities Act. The Company agreed to file a registration statement covering the resale of the Additional Shares within 30 days of the Stock Grant Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the Securities and Exchange Commission on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the Note Holders may have under the Payout Registration Rights Agreement or under applicable law, the Company shall pay to each Note Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Common Stock held by the Note Holder included in the registration statement (such product being the “Payout Investment Amount”); provided that, in no event will the Company be liable for liquidated damages in excess of 1% of the Payout Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the Note Holders under the Payout Registration Rights Agreement shall be 10% of the Payout Investment Amount. The registration rights provision contained in the Payout Notes was incorporated by reference into the Payout Registration Rights Agreement, except that the Note Holders waived the breach by the Company for failure to timely file the First Registration Statement and agreed that they are not entitled to liquidated damages as a result of such failure. Under the Payout Registration Rights Agreement, the Note Holders are entitled to liquidated damages if the First Registration Statement is not declared effective within 120 days following the date of the Payout Notes, but the Note Holders subsequently agreed to waive their rights to such liquidated damages until April 20, 2018. On January 23, 2018, the Company filed a registration statement on Form S-3 for the Additional Shares. The Note Holders waived their rights to liquidated damages in connection with the late filing of such registration statement and in connection with the effectiveness deadline for such registration statement until April 20, 2018.

Note 14

Stockholders’ Equity:

Common Stock

The Company’s common stock confer upon their holders the following rights:

■	The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

■	The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them;

■	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

Convertible Series A Preferred Stock

The terms of the Convertible Series A Preferred Stock are governed by a certificate of designation, or the Series A Certificate of Designation, filed by the Company with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, the Company designated 3,000,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock. As more fully described in Note 5, the Company issued 123,668 share of Convertible Series A Preferred Stock in connection with the Contribution Agreement. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

■	Liquidation - Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation, after the Redeemable Convertible Series B Preferred Stockholder’s liquidation preference, the same amount that a holder of Common Stock would receive if the Convertible Series A Preferred Stock were fully converted (disregarding for such purposes any conversion limitations hereunder) to Common Stock which amounts shall be paid pari passu with all holders of Common Stock.

■	Voting - Except as otherwise provided in the Series A Certificate of Designation or as otherwise required by law, the Convertible Series A Preferred Stock shall have no voting rights. However, as long as any shares of Convertible Series A Preferred Stock are outstanding, we shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Convertible Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Convertible Series A Preferred Stock or alter or amend the Series A Certificate of Designation, (b) amend the Company’s articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Convertible Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

■	Conversion - Each share of Convertible Series A Preferred Stock shall be convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing $62.9575 by the Conversion Price. The Conversion Price for the Series A Convertible Preferred Stock is equal to $2.5183, subject to adjustment as described in the Series A Certificate of Designation.

■	Dividends - Except for stock dividends or distributions for which adjustments are to be made, holders shall be entitled to receive, and the Company shall pay, dividends on shares of Convertible Series A Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock. No other dividends shall be paid on shares of Convertible Series A Preferred Stock.

Redeemable Convertible Series B Preferred Stock

Convertible Series B preferred stock confer upon their holders all the rights of Common Stock. As more fully described below, the Company issued 1,500,000 shares of Redeemable Convertible series B Preferred Stock in connection with the Securities Purchase Agreement. In addition, based on the Company’s Certificate of Designation, the Series B Shares bear the following rights and privileges:

■	Liquidation Preference - Holders of the Series B Shares shall receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on the Company’s outstanding Common Stock and Series A Convertible Preferred Stock, at the per annum rate of 8% of the Series B Original Issue Price ($1.00). Dividends on each Series B Share will accrue daily and be cumulative from the original issued date of December 22, 2017 and shall be payable upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the, a conversion or a redemption. The redemption price shall be $1.00 per share, subject to appropriate adjustment. Holders shall also be entitled to receive dividends on the Series B Shares (on an as-if-converted-to-Common-Stock basis) as dividends actually paid on shares of the Company’s Common Stock when, as and if such dividends are paid on shares of the Common Stock.

As of December 31, 2017, the aggregate liquidation preference amounted to $1,503. The foregoing dollar amount does not include dividends, as the Company’s Board of Directors has not declared any dividends since inception.

■	Voting - Each holder of the Series B Shares shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock into which the shares of Series B Shares held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter subject to certain conversion limitations.

■	Conversion - Each Series B Share shall be convertible at the option of the holder thereof, at any time after the date of issuance of such share, into such number of fully paid and non-assessable Common Stock as is determined by dividing the original issue price plus accrued, but unpaid, dividends by the applicable conversion price at that time in effect for such Series B Share. The Series B Shares are automatically converted to Common Stock on May 31, 2018 should voluntary conversion or redemption not occur prior to that time.

■	Redemption – Under certain conditions beyond the Company’s control, the Series B shareholders may require redemption of the Series B Shares at a price per share equal to $1.33, plus accrued, but unpaid, dividends through and including the date of such redemption.

Reverse Split and Retroactive Adjustment of Shares and Per Share Information

On September 7, 2016, the Company’s Board of Directors approved a reverse stock split in a ratio of 1-for-5 (the “2016 Reverse Split”). The amount of authorized Common Stock as well as the par value for the Common Stock were not effected. Any fractional shares resulting from the 2016 Reverse Split were rounded up to the nearest whole share.

All common stock, stock warrants, stock options and per share amounts set forth herein are presented to give retroactive effect to the 2016 Reverse Split for all periods presented.

Change of Authorized Shares

On October 19, 2017, the Company filed Amended and Restated Articles of Incorporation to among the other things, increase in the number of authorized shares of common stock, $.01 par value per share, of the Company from 50,000,000 shares to 500,000,000 million shares and increase the number of authorized shares of preferred stock, $.01 par value per share, of the Company from 5,000,000 shares to 50,000,000 shares.

Contribution Agreement

As discussed in Note 5, upon the Initial Closing of the First Contribution, the Company issued to the Contributor 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, par value $0.01 per share and 123,668 shares of the Company’s newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share for certain Contributed Properties.

Payout Notes

Following the Initial Closing of the First Contribution under the Contribution Agreement (see also Note 5), amounts due to Dr. Dolev Rafaeli, the Company’s former Chief Executive Officer and Dennis McGrath, the Company’s former Chief Financial Officer under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member of the Company’s foreign subsidiaries, were to be converted to convertible secured notes (the “Payout Notes”) after approval from the Company’s stockholders. The Payout Notes would be due one year after the stockholder approval and carry a 10% interest rate. The principal would convert to shares of the Company’s Common Stock at the lower of (i) the Per Share Value or (ii) the VWAP with respect to on-exchange transactions in the Company’s Common Stock executed on the NASDAQ during the 30 trading days prior to the maturity date as reported by Bloomberg L.P.; provided, however, that the value of the Company’s Common Stock should in no event be less than $1.75 per share. The Payout Notes would be secured by a security interest in all assets of the Company; provided, however, that such security interest would be subordinated to any (i) claims or liens to the holders of any debt (including mortgage debt) being assumed by the Company as a result of the transaction contemplated by the Agreement, and (ii) all post-closing indebtedness incurred by the Company or its subsidiaries. The holders of the Payout Notes would have registration rights which would require the filing of a re-sale registration statement on appropriate form that registers for re-sale the shares of Common Stock underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the same to become effective within 120 days of issuance. The form of those Payout Notes was agreed to at the time of signing of the Contribution Agreement and was attached as an exhibit thereto. In connection with the Payout Notes, the parties also agreed to a form of security agreement (the “Security Agreement”), which was also attached as an exhibit to the Contribution Agreement.

On October 12, 2017, following approval by the Company’s stockholders, the Company issued a secured convertible promissory notes (the “Payout Notes”) to Dr. Dolev Rafaeli, the Company’s former Chief Executive Officer, Dennis M. McGrath, the Company’s former President and Chief Financial Officer, and Dr. Yoav Ben-Dror, the former director of the Company’s foreign subsidiaries (collectively, the “Note Holders”) in the principal amounts of $3,134, $978 and $1,515, respectively. The Payout Notes were due on October 12, 2018, carried a 10% interest rate, payable monthly in arrears commencing on December 1, 2017 (each such payment, a “Monthly Interest Payment” and each date of such payment, an “Interest Payment Date”), and were convertible into shares of the Company’s Common Stock at maturity. The Payout Notes were secured by a security interest in all of the properties, assets and personal property of the Company (the “Security Agreement”).

On December 22, 2017, the Company and the Note Holders entered into a stock grant agreement (the “Stock Grant Agreement”) to cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of the Company’s Common Stock (the “Payout Shares”), valued at $5,626 based on the quoted share price in the market for our common stock on December 22, 2017, and to effectuate the release of all security interests associated with the Payout Notes.

Pursuant to the Stock Grant Agreement, the Company also agreed to provide for the issuance of an aggregate of 1,857,336 additional shares of Common Stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (the “Additional Shares”), subject to stockholder approval. In addition, as promptly as possible following entry into the Stock Grant Agreement, the Company is required to file a proxy statement and hold a special meeting of its stockholders to authorize and approve the issuance of the Additional Shares. As of December 31, 2017, a proxy statement was not filed, and special meeting of the stockholders has not been held. Therefore, during the year ended December 31, 2017, no expenses have been recorded in connection with the Additional Shares.

Pursuant to the Stock Grant Agreement, the Company also agreed to make 12 monthly payments on the first of each month commencing on January 1, 2018 in the amounts of $21, $7 and $10 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively (collectively, the “Cash Payments”). The Cash Payments equal to the interest payments that would have been made to the Note Holders absent the conversion of the Payout Notes and are consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement.

In addition, Dr. Dolev Rafaeli and Dennis M. McGrath resigned from the Board of Directors of the Company effective upon the last to occur of (i) receipt of all of the Payout Shares and all of the Additional Shares, (ii) receipt of all of the Cash Payments (either in accordance with the schedule provided in the Stock Grant Agreement or, at the Company’s option, in one lump sum on an accelerated basis), and (ii) the date that the Payout Shares and the Additional Shares have been registered for re-sale in accordance with the Payout Registration Rights Agreement.

In connection with the Stock Grant Agreement, the Security Agreement was automatically terminated.

Shares to former Chief Executive Officer

On December 22, 2017, Mr. Suneet Singal resigned from his position as Chief Executive Officer of the Company, effective as of January 2, 2018. In connection with such resignation, on December 22, 2017, the Company and Mr. Singal entered into a separation agreement (the “Agreement”), pursuant to which Mr. Singal agreed to resign and the Company agreed to issue to Mr. Singal 1,000,000 shares of the Company’s Common Stock, 333,333 shares of which will vest immediately, 333,333 shares of which will vest upon the first anniversary of the Agreement, and 333,334 shares of which will vest upon the second anniversary of the Agreement.

Since the aforesaid shares of common stock were agreed to have been granted to Mr. Singal as a result of his resignation from the Chief Executive Officer position and Mr. Singal has no obligation to render service in the future with respect to the additional Shares, the Company has recognized an amount of $910 as part of the general and administrative expenses in the consolidated statement of comprehensive loss. The amount was determined based on the quoted share price in the market as of the December 22, 2017.

Securities Purchase Agreement

On December 22, 2017, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Opportunity Fund I-SS, LLC, a Delaware limited liability company (the “Investor”), under which the Investor may, but is not obligated to, invest up to $15 million in the Company in a series of closings over a period prior to December 31, 2018, in exchange for which the Investor will receive shares of the Company’s newly designated Redeemable Convertible Series B Preferred Stock (“Series B Shares) at a purchase price of $1.00 per share (the “Option”).

On December 22, 2017 (the “Initial Date”), the Company and the Investor completed the first closing under the Purchase Agreement, pursuant to which the Investor exercised a portion of the Option and provided $1,500 to the Company in exchange for 1,500,000 shares of Series B Shares.

Proceeds from any subsequent closings must be used to invest in Income Generating Properties (as that term is defined in the Purchase Agreement) that have been approved by the Company’s Board of Directors or as otherwise agreed to between the Company and the Investor in writing prior to such subsequent closings.

Under ASC 480, “Distinguishing Liabilities from Equity” preferred stock that is not redeemable or is redeemable solely at the option of the issuer shall be included in stockholders’ equity. If the instrument meets any of the following criteria, mezzanine classification between liabilities and stockholders’ equity would be required:

■	it is redeemable at a fixed or determinable price on a fixed or determinable date or dates

■	it is redeemable at the option of the holder; or

■	It has conditions for redemption which are not solely within the control of the issuer, such as stocks which must be redeemed out of future earnings

In addition, per ASC 480, deemed liquidation events that require (or permit at the holders options) the redemption of only one or more of a particular class of equity instrument for cash or other assets cause those instruments to be considered contingently redeemable and therefore, subject to mezzanine classification.

Since the Series B Shares have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Series B Shares were classified as mezzanine financing at their initial fair value at the Initial Date. Subsequent measurement is unnecessary if it is not probable that the instrument will become redeemable. If it is probable that the equity instrument will become redeemable the following measurement methods shall be applied in accordance with either of the following methods and shall be applied in a consistent manner:

■	Accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method. Changes in the redemption value are considered to be changes in accounting estimates.

■	Recognize changes in the redemption value (for example, fair value) immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the instrument.

Under ASC 480, the aforementioned written call Option is considered freestanding, as the Company believes it is legally detachable and separately exercisable. As the option is exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value in total amount of $5,584 and recorded as a non-current financial liability on the consolidated balance sheet as of December 31, 2017. Excess of the initial value of the option liability over the proceeds received, amounting to $4,084, was charged immediately into the consolidated statement of comprehensive loss as financing expenses. As such, there were no residual proceeds to allocate to the Series B preferred shares at the Initial Date.

The Option is marked to market in each reporting period when changes in the fair value of the Option are charged into statement of comprehensive loss. Consequently, during the year ended December 31, 2017, the Company recorded finance income of $1,194 related to change in the fair value of the instrument during the period from the Initial Date through December 31, 2017.

In addition, the Company has incurred direct and incremental issuance costs amounting to $42 which were charged immediately into the consolidated statement of comprehensive loss as finance expenses, as the Option was presented at fair value at the Initial Date.

On December 22, 2017, each Series B Share was convertible into 1.24789 shares of common stock valued at $1.00 per share. As a result, Beneficial Conversion Feature (the “BCF”) amounting to approximately $372 was measured assuming full conversion. However, the conversion of the Preferred Stock is subject to certain contingencies, which impact the timing and amount of the BCF. As of December 31, 2017, the Company should record a BCF for the Preferred Stock for any shares convertible at that time without requiring stockholder approval through the planned proxy statement. However, as no residual proceeds were allocable to the Series B Shares, no BCF was recognized at December 31, 2017.

The fair value of the Option was based on management estimates and values derived from a calculation to provide an approximate indication of value. The fair value of Option was estimated at the Initial Date and December 31, 2017 by using hybrid method that includes scenario of conversion and scenario liquidation and the Black-Scholes option pricing model. In the first scenario, the Series B Preferred Stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on the total capitalization of the Company. In the second scenario, the option was estimated based on the value of the option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the option.

The following are the key underlying assumptions that were used:

Option Value:

	December 22, 2017	December 31, 2017
Dividend yield (%)	0	0
Expected volatility (%)	36.9	36.9
Risk free interest rate (%)	1.72	1.74
Strike price	1.00	1.00
Series B Preferred Stock price	1.24	1.13
Probability of if-converted scenario (%)	90	90
Probability assumed liquidation scenario (%)	10	10
Expected term of Option (years)	1.0	1.0

In the absence of voluntary conversion and assuming no breaches as described above under “Redemption”, the Series B Shares automatically convert on May 31, 2018. As such, accretion adjustments to the carrying amount of the Series B Shares to the automatic conversion date of May 31, 2018 are recorded as deemed dividends.

The table below summarizes the change in the mezzanine financing during the year ended December 31, 2017:

December 31, 2017

Opening balance	$—
Proceeds from issuance of Series B Shares	1,500
Recognition of written call Option as a discount of Series B Shares	(1,500)
Amortization of discount	84
Accretion of cumulative dividend	3

Closing balance	$87

In addition, upon the Purchase Agreement, the Company agreed the following:

■	To nominate two directors to the Company’s Board of Directors upon request of the Investor (see also Note 17).

■	So long as the shares of Series B Shares purchased by the Investor are outstanding, the Company’s debt (as defined by U.S. generally accepted accounting principles) shall not exceed 45% of its fixed assets without the prior written consent of the Requisite Holders. As of December 31, 2017, the covenant has been met by the Company.

■	Subject to stockholder approval, to amend the Certificate of Designation for the Company’s Series A Shares to change the conversion price from $2.5183 to $1.12024 such that each share of Series A Share will be initially convertible into 56.2 shares of Common Stock instead of 25 shares of Common Stock.

The above inducement is considered as modification for which the fair value of the Series A Shares shall be measured pre-and post-modification subject to the stockholders’ approval. Should the fair value change by greater than 10% as a result of the modification, any original Series A Shares will be considered extinguished with the incremental value reflected in expense. Should the modification not result in a greater than 10% change, the modification of the conversion feature for the Series A Shares will be treated analogous to modification for stock compensation arrangements. Any incremental value, will be recorded as a deemed dividend to the Series A Shareholders.

As of December 31, 2017, the stockholders’ approval has not been taken place.

Common Stock Options

The Company has a Non-Employee Director Stock Option Plan. This plan has authorized 74,000 shares; of which 2,135 shares had been issued or were reserved for issuance as awards of shares of common stock, and 12,079 shares were reserved for outstanding stock options. As of December 31, 2017 the number of shares available for future issuance pursuant to this plan is 71,865.

In addition, the Company has a 2005 Equity Compensation Plan (“2005 Equity Plan”) which has authorized 1,200,000 shares, of which 467,328 shares had been issued or were reserved for issuance as awards of shares of common stock, and 143,815 shares were reserved for outstanding options. There are no further shares available for future issuance pursuant to this plan.

A summary of stock option transactions under the Non-Employee Director Stock Option Plan and the 2005 Equity Plan during the years ended December 31, 2017 and 2016 were as follows:

	Number of Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2015	150,138	67.99
Granted	—	—
Exercised	—	—
Expired/cancelled	(15,988)	82.26
Outstanding at December 31, 2016	134,150	$85.22
Granted	—	—
Exercised	—	—
Expired/cancelled	(133,150)	91.43
Outstanding at December 31, 2017	1,000	$75.00
Exercisable at December 31, 2017	800	$75.00

A summary of non-vested restricted stock during the years ended December 31, 2017 and 2016, were as follows:

	Shares of restricted stock	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2015	258,572	10.57
Granted	—	—
Vested/cancelled	(129,211)	10.04
Non-vested at December 31, 2016	129,361	11.11
Granted	—	—
Vested/cancelled	(122,861)	14.69
Non-vested at December 31, 2017	6,500	9.25

The total equity-based compensation expense related to all of the Company’s equity-based awards, recognized during the years ended December 31, 2017 and 2016, as part of the discontinuing operation in total amount of $69 and $1,969, respectively. In addition, during the years ended December 31, 2017, an amount of $2,364 was recorded as general and administrative expenses as part of continuing operation.

At December 31, 2017, there was $35 of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized over a weighted-average period of .17 years. Following the completion of the transaction described in Note 17, such compensation will be accelerated.

Note 15

Income Taxes:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.

With regards to the Tax Act impact on the tax provision as it relates to the Company for the year-ending December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $17.2 million tax expense, which is offset by a reduction in the valuation allowance.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained.

For the years ended December 31, 2016, and 2015, the following table summarizes the components of income before income taxes from continuing operations and the provision for income taxes:

Year Ended December 31,
	2017	2016
Loss from continuing operations before income tax:
U.S.	$(15,684)	$—
Israel	(453)	—
UK	(219)	—
Loss from continuing operations before income taxes	$(16,356)	$—

Income tax expense (benefit):
United States - Federal tax:
Current	$—	$—
Deferred	—	—

United States - State tax:
Current	—	—
Deferred:	—	—

Israel:
Current	—	—
Deferred		—

UK:
Current	—	—
Deferred	—	—

Other foreign:
Current	—	—
Deferred:	—	—

Income tax expense (benefit)	$—	$—

For the years ended December 31, 2017 and 2016, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2017	2016
Federal Tax rate	34%		34%

Federal tax expense (benefit) at 34%	$(5,562)		$—
State and local income tax, net of Federal benefit	(271)		—
Foreign rate differential	519		—
Increase in taxes from permanent differences in stock-based compensation	333		—
Increase in taxes from permanent difference in Intangible asset impairment	—		—
US taxation of foreign earnings – Subpart F	—		—
Return to provision and other adjustments	289		—
Impact of deferred tax adjustments	—		—
Federal Tax reform	17,192		—
Change in valuation allowance	(12,500)		—

Income tax expense (benefit)	$—	$

As of December 31, 2017, the Company had approximately $125 million of Federal net operating loss carryforwards in the United States. A 100% valuation allowance has been recorded against these tax attributes and the net deferred tax assets of the U.S. group of companies. Based on current operating conditions and the availability of projected future sources of taxable income, the Company determined that it was not more likely than not that the net deferred tax assets of the U.S. companies would be realized in the future. The Federal NOLs expire generally from 2022 to 2037.

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $12.8 million of net operating loss carryforwards in the U.K. A 100% valuation allowance has been applied against these loss carryforwards.

The following table summarizes the components of deferred income tax assets and (liabilities):

	December 31,
	2017	2016

Loss carryforwards	$29,693	$30,770
AMT credits	112	112
Foreign tax credits	12,308	12,308
Accrued employment expenses	11	2,652
Amortization and write-offs	875	1,299
Capitalized R&D costs	1,013	1,342
Deferred revenues	—	6,263
Depreciation	635	1,224
Doubtful accounts	—	225
Inventory reserves	—	459
Tax on undistributed earnings	(517)	(517)
Other accruals and reserves	1,571	602
Return allowances	—	456

Gross deferred tax asset	45,701	57,195

Less: valuation allowance	(45,701)	(57,195)

Net deferred tax asset	$—	$—

Among other non-current liabilities	—	—

Taxes, which may apply in the event of a disposal of investments in subsidiaries, have not been included in computing the deferred taxes, as the Company anticipates it would liquidate those subsidiaries that can be closed on a tax free basis

FC Global Realty Inc. (formerly PhotoMedex, Inc.) files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2014 through 2017 and is also generally subject to various State income tax examinations for calendar years 2014 through 2017. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2013 through 2017.

The Israeli subsidiary is entitled to reduced tax rates regarding income that is subject to tax pursuant to the “approved enterprise” until end of year 2012 and “preferred enterprise” from year 2013. Other income is subject to the regular corporate income tax rate. For the year 2015 and thereafter, all income in Israel was taxed at the regular corporate income tax rate.

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

Change in U.K. rates. In addition, effective for tax periods beginning on April 1, 2014, the United Kingdom tax rate was reduced from 23% to 21%. A further enacted decrease in the tax rate to 20% took effect on April 1, 2015. The rate further reduced to 19% effective April 1, 2017. These changes in rate will affect the tax provision with regard to the tax attributes of Photo Therapeutics Limited, the United Kingdom subsidiary.

Unrecognized Tax Benefits. The Company is subject to income taxation in the U.S., Israel, the U.K., and Colombia. Unrecognized tax benefits reflect the difference between positions taken or expected to be taken on income tax returns and the amounts recognized in the financial statements. Resolution of the related tax positions through negotiations with the relevant tax authorities or through litigation could take years to complete. It is difficult predict the timing of resolution for tax positions since such timing is not entirely within the control of the Company.

The Company and its subsidiaries file income tax returns in all of the countries listed above.

Management conducted an analysis of the facts and law surrounding the then existing income tax uncertainties, and found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks,

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2015	$1,921
Additions / Settlements due 2016	—
Balance at December 31, 2016	$1,921
Additions / Settlements due 2017	—
Balance at December 31, 2017	$1,921

Note 16

Significant Customer Concentration:

No single customer accounted for more than 10% of total company revenues of discontinued operations for the years ended December 31, 2017 and 2016.

Note 17

Subsequent Events:

Second Closing under Securities Purchase Agreement

On January 24, 2018, the Company and the Investor, as discussed in Note 13, completed a second closing under the Purchase Agreement, pursuant to which the Investor provided $2,225 to the Company in exchange for 2,225,000 shares of the Company’s Series B Preferred Stock. The issuance of these securities was made in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended. The proceeds from this closing shall be used to perform due diligence and invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by the Company’s Board of Directors.

Amended and Restated Separation Agreement

On February 12, 2018, the Company entered into an Amended and Restated Separation Agreement (the “Restated Agreement”), pursuant to which the Company has agreed to pay Mr. Stephen Johnson, its former Chief Financial officer, an amount of $123 in 11 installments as follows: the first 6 installments of $10 each, and the following five installments of $12.5 each. The first payment was made on February 15, 2018, and subsequent payments are to be made on or before the 15th day of each succeeding month, with the final installment to be paid on or before December 15, 2018. The Company will also provide a health (medical, dental and/or vision) insurance reimbursement payment for Mr. Johnson and his family, for a period of 11 months, in the agreed upon amount of $3 per month.

In addition, the Company has agreed to issue to Mr. Johnson 271,000 shares of the Company’s common stock, subject to appropriate adjustment for any stock splits, stock or business combinations, recapitalizations or similar events occurring after the date of the Restated Agreement. Those shares will be issued on any business day during the period commencing on the date that is six months after the date of the Restated Agreement and ending on the date that is three business days after such six-month anniversary.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On February 20, 2018, the Company received written notification (the “Notice”) from Nasdaq that the closing bid price of its common stock had been below the minimum $1.00 per share for the previous 30 consecutive business days, and that the Company is therefore not in compliance with the requirements for continued listing on Nasdaq under Nasdaq Marketplace Rule 5550(a)(2). The Notice provides the Company with an initial period of 180 calendar days, or until August 19, 2018, to regain compliance with the listing rules. The Company will regain compliance if the closing bid price of its common stock is $1.00 per share or higher for a minimum period of ten consecutive business days during this compliance period, as confirmed by written notification from Nasdaq.

If the Company does not achieve compliance by August 19, 2018, the Company expects that Nasdaq would provide notice that its securities are subject to delisting from the Capital Market.

Departure and Election of certain Directors

Effective March 4, 2018, Suneet Singal, the Company’s former Chief Executive Officer, has resigned from the Company’s Board of Directors. In addition, effective March 5, 2018, Darrel Menthe has also resigned from the Company’s Board of Directors. Their resignations were not in connection with any known disagreement with the Company on any matter.

Under the provisions of the Stock Purchase Agreement dated December 22, 2017 (see also Note 14), Opportunity Fund I-SS, LLC has notified the Company that it may exercise its right to appoint two replacement directors to the Company’s Board of Directors.

Letter Agreement with OFI

Under the Purchase Agreement, the proceeds from the first closing were to be used for working capital and general corporate purposes, the proceeds from the second closing were to be used to perform due diligence and invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by the Board of Directors of the Company, and proceeds from subsequent closings were to be used to invest in Income Generating Properties (as defined in the Purchase Agreement) that have been approved by the Board of Directors of the Company or as otherwise agreed to between the Company and OFI in writing prior to such subsequent closings.

On March 16, 2018, the Company and OFI entered into a letter agreement, pursuant to which OFI agreed that the Company may use all proceeds for the purposes and uses described in a budget agreed to between the Company and OFI at the time the letter agreement was signed. In connection with such letter agreement, the Company agreed to provide OFI, on a quarterly basis, on or prior to 15 days after the end of each quarter, a report that describes, in reasonable detail, the actual expenses incurred, and payments made during such period compared to the expenses and payments specified in the budget for such period, certified by the Chief Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018	FC GLOBAL REALTY INCORPORATED

/s/ Vineet P. Bedi
Name: Vineet P. Bedi
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vineet P. Bedi	Chief Executive Officer (Principal Executive Officer)	April 2, 2018
Vineet P. Bedi

/s/ Matthew Stolzar	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2018
Matthew Stolzar

/s/ Dr. Bob Froehlich	Chairman of the Board of Directors	April 2, 2018
Dr. Bob Froehlich

/s/ Richard J. Leider	Director	April 2, 2018
Richard J. Leider

/s/ Dennis M. McGrath	Director	April 2, 2018
Dennis M. McGrath

/s/ Dr. Dolev Rafaeli	Director	April 2, 2018
Dr. Dolev Rafaeli

/s/ Michael R. Stewart	Director	April 2, 2018
Michael R. Stewart