Form 10-K/A
period 2017-12-31
FC Global Realty Inc
filed 2018-05-21
CIK 711665

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

FC Global Realty Incorporated (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2017, which was originally filed with the Securities and Exchange Commission on April 2, 2018 (the “Form 10-K”), to restate our consolidated financial statements and related disclosures for the year ended December 31, 2017.

On May 9, 2018, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management and Fahn Kanne & Co. Grant Thornton Israel, the Company’s independent registered public accounting firm, determined that the audited consolidated financial statements included in the Form 10-K for the year ended December 31, 2017 should no longer be relied upon.

In connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2018, the Company determined that the appraisal relied upon in part to provide the basis for the agreed upon value of one of the assets acquired, among other assets, on May 17, 2017 pursuant to an Interest Contribution Agreement (the “Contribution Agreement”) entered into on March 31, 2017 with First Capital Real Estate Operating Partnership, L.P., and the other parties thereto included an error. The estimated value in the appraisal informed, in part, the basis for the agreed upon value in the Contribution Agreement and the consideration applied to account for the acquisition of assets. After learning of the error with the appraisal, we ordered a new appraisal, which was obtained on May 7, 2018. We determined that the retrospective accounting required to allocate the fair value consideration in the initial contribution agreement would have led to an additional impairment charge of $577,000 in the fourth quarter of 2017. Due to this error, we have restated our audited consolidated financial statements for the years ended December 31, 2017. The changes to the interim financial statements during the quarters ended June 30, 2017 and September 30, 2017 would have been limited to reclassifications based on allocation of relative fair value between the line items for Investment Properties and Investment in Other Company. The bottom line effect of summary accounts on the balance sheet and income statement would not have otherwise changed, and the reclassification on its own is not viewed to be material to the interim financial statements.

Please refer to Note 1 - “Restatement of Previously Issued Consolidated Financial Statements” of this Amendment for more information regarding the impact of these adjustments. Because the revision is treated as a correction of an error to our prior period financial results, the revision is considered to be a “restatement” under U.S. generally accepted accounting principles. Accordingly, the revised financial information included in Amendment No. 1 has been identified as “restated.”

Management has determined that there was a deficiency in our internal control over financial reporting that constitutes a material weakness, as defined by SEC regulations, at December 31, 2017, as discussed in Part II, Item 9A of this Form 10-K/A.

Management determined that, as of December 31, 2017, internal control over financial reporting was not effective because of a material weakness in the control regarding identification and valuation of select assets acquired in 2017. Management was reliant on a 3rd party valuation report that had misstatements as to specific property details that were the analysis drivers for the price per square foot and ultimate valuation of the assets acquired in 2017. Management has now concluded that this deficiency was a material weakness. This control deficiency resulted in the misstatement of the value of an asset acquired in mid-2017 for the year ended December 31, 2017 (and the restatement of the audited consolidated financial information for the year ended December 31, 2017) as more fully discussed in Note 1 to the Consolidated Financial Statements included in this Amendment.

Except for the foregoing, no other changes are made to the Form 10-K. The Form 10-K, as amended by this Amendment, continues to be as of April 2, 2018 and does not reflect events occurring after April 2, 2018.

i

ii

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

iii

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

The residential development in New Mexico consists of approximately 250, non-contiguous, single family residential lots and a 10,000 square-foot club house. The agreed upon value of this property was approximately $7.4 million. This property already has a management and construction arrangement in place. We are the minority holder in that property, holding a 17.9% interest.

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

As of December 31, 2017, we had an accumulated deficit of approximately $135.02 million (As Restated) and shareholders’ deficit of approximately $3.44 million (As Restated). To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses. At present, we are only generating de minimis income from our legacy operating activities.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management's assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under “Item 9A. Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its re-evaluation of the effectiveness of internal control over financial reporting as of December 31, 2017 in connection with this Amendment, management identified a material weakness. This material weakness was associated with the identification and valuation of select assets acquired in 2017 as more fully described under “Item 9A. Controls and Procedures.”  We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

As discussed in the Explanatory Note to this Amendment and in Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Amendment, we are restating our audited consolidated financial statements and related disclosures as of and for the year ended December 31, 2017. The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts.

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

As of December 31, 2017, we had an accumulated deficit of approximately $135.02 million (As Restated) and shareholders’ deficit of approximately $3.44 million (As Restated). To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses. At present, we are only generating de minimis income from our legacy operating activities.

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

(All dollar amounts in thousands)

	Year Ended December 31,
	2017	2016
	Amount	Amount
	(As Restated)
Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-
Operating expenses:
General and administrative expenses	10,817	-
Impairment of investment in other company	1,439
Loss from continuing operations before interest and other financing expense, net	(12,256)	-
Revaluation of asset contribution related financial instruments, net	(1,392)	-
Revaluation of Option to purchase redeemable convertible B preferred stock	(3,018)	-
Interest and other financing expense, net	(267)	-
Loss from continuing operations	(16,933)	-
Discontinued operations:
Loss from discontinued operations, net of taxes	(2,459)	(13,264)
Net loss	$(19,392)	$(13,264)

General and Administrative Expenses. For the year ended December 31, 2017, general and administrative expenses were approximately $10.82 million. For the year ended December 31, 2016 general and administrative expenses were included in the loss from discontinued operations, (see Note 2 Discontinued Operations, to our consolidated financial statements).

Impairment of Investment in Other Company. The Company evaluates investments in other company for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable in accordance with ASC 320 "Investments - Debt and Equity Securities". The judgments regarding declines in value are based on operating performance, market conditions and the Company’s ability and intent to hold as well as its ability to influence significant decisions of the venture. During the year ended December 31, 2017, based on managements’ most recent analyses, impairment losses have been identified related to the Company’s investment in other company amounting to $1,439 (As Restated).

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

Interest and Other Financing Expense, Net. Net interest and other financing expense for the year ended December 31, 2017 was approximately $0.26 million. The functional currency of all U.S. members of the group, as well as Radiancy Ltd. (Israel), is the U.S. Dollar. The other foreign subsidiaries’ functional currency is each subsidiaries’ respective local currency.

Loss. The factors discussed above resulted in a net loss, including discontinued operations, of approximately $19.4 million (As Restated) during the year ended December 31, 2017, as compared to net loss of approximately $13.26 million during the year ended December 31, 2016.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to acquisition of investment properties, impairment of investment properties, impairment of investment in other company and option to purchase redeemable convertible B Preferred Stock. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our Consolidated Financial Statements. These critical accounting policies and the significant estimates made in accordance with these policies have been discussed with our Audit Committee.

Acquisition of Investment Properties. The Company allocates the purchase price of real estate to identifiable tangible assets such as land, building, land improvements and tenant improvements acquired based on their fair value. In estimating the fair value of each component management considers appraisals, replacement cost, its own analysis of recently acquired and existing comparable properties, market rental data and other related information. The Company’s investment properties as of December 31, 2017 were acquired on May 17, 2017, and included four vacant land sites set for development into gas stations. The Company determined that the fair value of these investment properties on the acquisition date was $2,055 (As Restated).

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

Impairment of Investment in Other Company. The Company evaluates investments in other company for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable in accordance with ASC 320 “Investments - Debt and Equity Securities”. The judgments regarding declines in value are based on operating performance, market conditions and the Company’s ability and intent to hold as well as its ability to influence significant decisions of the venture. During the year ended December 31, 2017, based on managements’ most recent analyses, impairment losses have been identified related to the Company’s investment in other company amounting to $1,439 (As Restated).

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

As required by Rule 13a-15(e) of the Exchange Act, our newly-appointed management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2017. At the time the Form 10-K was filed on April 2, 2018, management determined that our disclosure controls and procedures were effective. However, in connection with the restatement discussed in the Explanatory Note to this Amendment and Note 1 of the Notes to Consolidated Financial Statements included in this Amendment, management, including our Chief Executive Officer and Chief Financial Officer, reassessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on this reassessment, management has concluded that our disclosure controls and procedures were not effective as of December 31, 2017 due to the material weakness described below.

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

As described above, our newly-appointed Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, and concluded at that time that our internal control over financial reporting was effective. In making this evaluation, management used the 2013 framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on our re-evaluation, we determined that, as of December 31, 2017, our internal control over financial reporting was not effective because of a material weakness in the control regarding identification and valuation of select assets acquired in 2017. Management was reliant on a 3rd party valuation report that had misstatements as to specific property details that were the analysis drivers for the price per square foot and ultimate valuation of the assets acquired in 2017. Management has now concluded that this deficiency was a material weakness. This control deficiency resulted in the misstatement of the value of an asset acquired in mid-2017 for the year ended December 31, 2017 (and the restatement of the audited consolidated financial information for the year ended December 31, 2017) as more fully discussed in Note 1 to the Consolidated Financial Statements included in this Amendment.

We are remediating this material weakness by, among other things, implementing a process of enhanced, multi-stage review of the identification and valuation of all assets to be acquired by the Company, including verification of identifying indicators for each asset. The actions that we are taking are subject to ongoing senior management review, including review by the Company’s new senior management team which joined the Company as of January 2, 2018, as well as oversight by the Company’s Audit Committee. Management believes the foregoing efforts will effectively remediate the material weakness incurred in 2017 by implementing best practices in 2018 and reevaluating the effectiveness over the course of the year.

In addition, during its evaluation, management discovered that certain controls were not performing as expected. We have classified that under-performance as a significant deficiency in our internal controls. Under standards established by the Public Company Accounting Oversight Board, a significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. The review discovered that the processing and approval for payment of certain payables was being handled by the same person, rather than one individual entering the payables and another approving them for payment. This deficiency arose in part because of a reduction in the size of our accounting staff that required staff members to assume additional duties. The new controls implemented by our new management now require an additional layer of approval prior to processing payments, along with two individuals to execute and approve payments made by us. Further, we have inserted more frequent reviews of payables entries and bank statements. Management believes the additional controls will provide another layer of review for these accounting processes and ensure the effectiveness of our disclosure controls and procedures.

As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above and will continue to review and make necessary changes to the overall design of our internal controls.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets, December 31, 2017 (Restated) and 2016	F-3
Consolidated Statements of Comprehensive Loss, Years ended December 31, 2017 (Restated) and 2016	F-4
Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit, Years ended December 31, 2017 (Restated) and 2016	F-5
Consolidated Statements of Cash Flows, Years ended December 31, 2017 (Restated) and 2016	F-6
Notes to Restated Consolidated Financial Statements	F-7-F-46

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Consumer Acquisition Corp., the Company, and Radiancy, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on February 22, 2016)

2.2	Agreement and Plan of Merger and Reorganization, dated as of February 19, 2016, by and among DS Healthcare Group, Inc., PHMD Professional Acquisition Corp., the Company, and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on February 22, 2016)

3.1	Amended and Restated Articles of Incorporation of the Company filed with Nevada Secretary of State on October 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)

3.2	Certificate of Designation of Series A Convertible Preferred Stock filed with Nevada Secretary of State on May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 19, 2017)

3.3	Certificate of Designation of Series B Preferred Stock filed with Nevada Secretary of State on December 22, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 29, 2017)

3.4	Amended and Restated Bylaws of the Company adopted on May 17, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)

10.1	Securities Purchase Agreement, dated December 22, 2017, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2017)

10.2	Registration Rights Agreement, dated December 22, 2017, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 29, 2017)

10.3	Letter Agreement, dated December 22, 2017, among the Company, Opportunity Fund I-SS, LLC, Suneet Singal, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Investments LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 29, 2017)

10.4	Interest Contribution Agreement, dated March 31, 2017, by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2017)

10.5	Agreement to Waive Closing Deliverables, dated as of May 17, 2017, by and among the Company, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2017)

10.6	Registration Rights Agreement, dated as of May 17, 2017, among the Company and certain holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2017)

10.7	Assignment and Assumption Agreement, dated as of May 17, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 19, 2017)

10.8	Lock-Up and Resale Restriction Agreement, dated as of May 17, 2017, among the Company and certain holders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 19, 2017)

10.9	Assignment and Assumption Agreement, dated June 26, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and the Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2017)

10.10	Agreement to Waive Closing Deliverables, dated as of July 3, 2017, by and among the Company, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2017)

10.11	20% Unsecured Promissory Note, dated July 25, 2017, by and between the Company and First Capital Real Estate Operating Partnership L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2017)

10.12	Amendment No. 1 to Interest Contribution Agreement, dated August 3, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2017)

10.13	Second Agreement to Waive Closing Deliverables, dated September 22, 2017, by and among the Company, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.14	Amendment No. 2 to Interest Contribution Agreement, dated October 11, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 18, 2017)

10.15	Amendment No. 3 to Interest Contribution Agreement, dated December 22, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 29, 2017)

10.16	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2016)

10.17	Escrow Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited, those investors listed on the Schedule of Investors attached thereto, and Bevilacqua PLLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 5, 2016)

10.18	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2016)

10.19	First Amendment to the Asset Purchase Agreement, dated January 23, 2017, ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2017)

10.20	First Amendment to the Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2017)

10.21	Termination and Release Agreement, dated July 12, 2017, by and among ICTV Brands Inc., ICTV Holdings, Inc., the Company, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2017)

10.22	Bill of Sale, dated July 12, 2017, by and among the Company, Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited and ICTV Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 18, 2017)

10.23	Asset Purchase Agreement, dated August 30, 2016, among Pharma Cosmetics Laboratories Ltd., Pharma Cosmetics Inc., the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 6, 2016)

10.24	First Amendment to the Asset Purchase Agreement, dated September 15, 2016, among Pharma Cosmetics Laboratories Ltd., Pharma Cosmetics Inc., the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 20, 2016)

10.25	First Amendment to the Transition Services Agreement, dated September 15, 2016, among the Company, PhotoMedex Technology, Inc. and Pharma Cosmetics Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 20, 2016)

10.26	Asset Purchase Agreement, dated December 11, 2015, between the Company and The Lotus Global Group, Inc. dba GlobalMed Technologies Co. (incorporated by reference to Exhibit 10.74 to the Quarterly Report on Form 10-Q filed on May 13, 2016)

10.27	Asset Purchase Agreement, dated September 1, 2015, among DaLian Jikang Medical Systems Import & Export Co., LTD, the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 4, 2015)

10.28	Supplemental Agreement, dated September 1, 2015, among DaLian Jikang Medical Systems Import & Export Co., LTD, the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on September 4, 2015)

10.29	Asset Purchase Agreement, dated June 22, 2015, among MELA Sciences, Inc., the Company and PhotoMedex Technology, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 26, 2015)

10.30	Escrow Agreement, dated June 22, 2015, among MELA Sciences, Inc., the Company and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 26, 2015)

10.31	Transition Services Agreement, dated June 22, 2015, among the Company, PhotoMedex Technology, Inc. and MELA Sciences, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 26, 2015)

10.32	Credit Card Receivables Advance Agreement, dated December 21, 2015, between the Company, Radiancy, Inc., PhotoMedex Technology, Inc., Lumiere, Inc., and CC Funding, a division of Credit Cash NJ, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2016)

10.33	Lease Agreement, dated August 24, 2012, by and between 30 Ramland Road, LLC and Radiancy, Inc. (Orangeburg) (incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed on November 13, 2012)

10.35	Stock Grant Agreement, dated December 22, 2017, among the Company, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on December 29, 2017)

10.36	Registration Rights Agreement, dated December 22, 2017, among the Company, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 29, 2017)

10.37	Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Dolev Rafaeli on October 12, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 18, 2017)

10.38	Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Dennis M. McGrath on October 12, 2017 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 18, 2017)

10.39	Secured Convertible Payout Note Due October 12, 2018 issued by the Company to Yoav Ben-Dror on October 12, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 18, 2017)

10.40	Security Agreement, dated October 12, 2017, by and between the Company and Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 18, 2017)

10.41†	Amended and Restated Employment Agreement, dated March 10, 2015, between the Company and Dolev Rafaeli (incorporated by reference to Exhibit 10.65 to the Annual Report on Form 10-K filed on March 16, 2015)

10.42†	Amended and Restated Employment agreement, dated March 10, 2015, between the Company and Dennis McGrath (incorporated by reference to Exhibit 10.66 to the Annual Report on Form 10-K filed on March 16, 2015)

10.43†	Separation Agreement, dated December 22, 2017, between the Company and Suneet Singal (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on December 29, 2017)

10.44†	Amended and restated Employment Agreement, dated October 11, 2017, by and between the Company and Suneet Singal (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 18, 2017)

10.45†	Employment Agreement, dated May 17, 2017, between the Company and Suneet Singal (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 19, 2017)

10.46†	Amended and Restated Separation Agreement, dated February 12, 2018, between FC Global Realty Incorporated (Formerly: PhotoMedex, Inc.) and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2018)

10.47†	Separation Agreement, dated December 22, 2017, between the Company and Stephen Johnson (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on December 29, 2017)

10.48†	Employment Agreement dated July 28, 2017 by and between the Company and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2017)

10.49†	Employment Agreement, dated December 22, 2017, between the Company and Vineet P. Bedi (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on December 29, 2017)

10.50†	Employment Agreement, dated December 22, 2017, between the Company and Matthew Stolzar (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on December 29, 2017)

10.51†	Amended and Restated 2000 Non-Employee Director Stock Option Plan, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed on March 31, 2011)

10.52†	Amended and Restated 2005 Equity Compensation Plan, dated as of August 3, 2010 (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K filed on March 31, 2011)

14.1*	Code of Ethics

21.1*	List of subsidiaries of the Company

23.1**	Consent of Fahn Kanne & Co. Grant Thornton Israel

31.1**	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ++	XBRL Instance Document

101.SCH ++	XBRL Taxonomy Extension Schema Document

101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

* Previously filed

** Filed herewith

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

None.

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets, December 31, 2017 (Restated) and 2016	F-3

Consolidated Statements of Comprehensive Loss, Years ended December 31, 2017 (Restated) and 2016	F-4

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit, Years ended December 31, 2017 (Restated) and 2016	F-5

Consolidated Statements of Cash Flows, Years ended December 31, 2017 (Restated) and 2016	F-6

Notes to Restated Consolidated Financial Statements	F-7- F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses for each of the years ended December 31, 2017 and 2016 and has not yet generated any revenues from real estate activities. As of December 31, 2017, there is an accumulated deficit of $135,022.  These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of previously issued financial statements

As discussed in Note 1 to the consolidated financial statements, the 2017 consolidated financial statements have been restated to correct an error.

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

Tel Aviv, Israel

April 2, 2018 (except for Note 1, as to which the date is May 21, 2018)

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$948	$2,335
Prepaid expenses and other current assets	646	601
Assets held for sale (Note 2 and 4)	—	15,565
Total current assets	1,594	18,501

Non-current assets:
Investment properties (Note 5)	2,055	—
Investment in other company (Note 5)	1,806	—
Property and equipment, net (Note 7)	5	—
Other assets, net	334	—
Total non-current assets	4,200	—
Total assets	$5,794	$18,501

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$778	$—
Accounts payable	612	6,648
Accrued compensation and related expenses (Note 10)	467	4,029
Other accrued liabilities	2,450	6,023
Liabilities related to assets held for sale	—	3,209
Total current liabilities	4,307	19,909

Non-current liabilities:
Option to purchase Redeemable Convertible B Preferred Stock (Note 14)	4,390	—
Note payable, net of current portion (Note 12)	454	—
Total non-current liabilities	4,844	—
Total liabilities	9,151	19,909

Commitment and contingencies (Note 13)

Redeemable Convertible Preferred Stock Series B, $.01 par value; 15,000,000 shares authorized at December 31, 2017; 1,500,000 issued and outstanding at December 31, 2017, net of amount allocated to option to purchase additional shares; Aggregate liquidation preference $1,503,000 at December 31, 2017 (Note 14)	87	—

Stockholders’ deficit (Note 14):
Common Stock, $.01 par value, 500,000,000 and 50,000,000 shares authorized at December 31, 2017 and 2016 respectively; 11,868,619 and 4,361,094 shares issued and outstanding at December 31, 2017 and 2016, respectively	119	44
Preferred stock, $.01 par value, 32,000,000 shares authorized at December 31, 2017; 0 shares issued and outstanding at December 31, 2017	—	—
Preferred A Stock $.01 par value, 3,000,000 shares authorized at December 31 ,2017; 123,668 issued and outstanding at December 31, 2017;	1	—
Additional paid-in capital	132,446	118,762
Accumulated deficit	(135,022)	(115,635)
Accumulated other comprehensive loss	(1,162)	(4,579)
Total stockholders’ deficit attributable to FC Global Realty Incorporate	(3,618)	(1,408)
Noncontrolling interest (Note 5)	174	—
Total stockholders’ deficit	(3,444)	(1,408)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$5,794	$18,501

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOABAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (AS RESTATED)

  (In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016
	(As Restated)

Revenues:	$—	$—
Cost of revenues	—	—
Gross profit	—	—

Operating expenses:
General and administrative	10,817	—
Impairment of investment in other company (Note 5)	1,439	—
	12,256	—

Operating loss	(12,256)	—

Revaluation of asset contribution related financial instruments, net (Note 5)	(1,392)	—
Revaluation of Option to purchase redeemable convertible B preferred stock (Note 14)	(3,018)	—
Interest and other financing expense, net	(267)	—
Loss from continuing operations	(16,933)	—

Discontinued operations:
Loss from discontinued operations, net of taxes	(2,459)	(13,264)

Net loss including portion attributable to noncontrolling interest	(19,392)	(13,264)

Loss attributable to noncontrolling interest	8	—

Net loss attributable to FC Global Realty Incorporated	$(19,384)	$(13,264)

Basic and diluted net loss per share:
Continuing operations	$(3.07)	$—
Discontinued operations	(0.45)	(3.18)
	$(3.52)	$(3.18)

Shares used in computing basic and diluted net loss per share	5,073,751	4,171,549

Other comprehensive loss:
Reclassification of cumulative translation adjustment	$3,228	$—
Foreign currency translation adjustments	189	(2,810)
Total other comprehensive income (loss)	3,417	(2,810)
Comprehensive loss	$(15,967)	$(16,074)

The accompanying notes are an integral part of these consolidated financial statements

FC GLOBAL REATLY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT) (AS RESTATED)

(In thousands, except share and per share amounts)

	Redeemable Convertible Preferred Stock		Stockholders’ deficit
	Series B		Common Stock		Series A Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Interest	Total

BALANCE, DECEMBER 31, 2015	—	—	4,398,344	$44	—	—	$116,793	$(102,371)	$(1,769)	—	$12,697
Stock-based compensation related to stock options and restricted stock	—	—	—	—	—	—	1,969	—	—	—	1,969
Restricted stock canceled	—	—	(37,250)	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(2,810)	—	(2,810)

Loss	—	—	—	—	—	—	—	(13,264)	—	—	(13,264)
BALANCE, DECEMBER 31, 2016	—	—	4,361,094	$44	—	—	$118,762	$(115,635)	$(4,579)	—	$(1,408)

Stock-based compensation related to stock options and restricted stock	—	—	—	—	—	—	1,466	—	—	—	1,466

Common shares issued for asset contribution (Note 5)	—	—	879,234	9	—	—	1,266	—	—	—	1,275

Preferred A stock issued for asset contribution (Note 5 )	—	—	—	—	123,668	1	4,482	—	—	—	4,483
Common shares issued for Note Payout (Note 14)			5,628,291	56	—		5,570			—	5,626
Common shares issued for severance (Note 14)	—	—	1,000,000	10	—	—	900	—	—	—	910
Issuance of series B redeemable convertible preferred stock and embedded option, net of stock issuance costs of $42	1,500,000	—	—	—	—	—	—	—	—	—	—
Amortization of discount related to written call option (Note14)	—	$84	—	—	—	—	—	—	—	—	—
Accretion of dividend (Note 14)	—	$3	—	—	—	—	—	(3)	—	—	(3)
Noncontrolling interest from asset acquisition (As Restated)	—	—	—	—	—	—	—	—	—	182	182
Reclassification of cumulative translation adjustment	—	—	—	—	—	—	—	—	3,228	—	3,228
Foreign currency translation adjustment								—	189	—	189
Net Loss (As Restated)	—	—	—	—	—	—	—	(19,384)	—	(8)	(19,392)
BALANCE, DECEMBER 31, 2017 (As Restated)	1,500,000	$87	11,868,619	$119	123,668	$1	$132,446	$(135,022)	$(1,162)	$174	$(3,444)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.) AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016
	(As Restated)
Cash Flows From Operating Activities:
Net loss	$(17,543)	$—
Adjustments to reconcile loss to net cash provided by (used in) operating activities related to continuing operations:
Depreciation and amortization	297	—
Impairment of investment in other company	1,439	—
Deferred income taxes	66	—
Stock-based compensation	655	—
Capital loss from sale of assets	2,567	—
Revaluation of asset contribution related financial instruments, net (Note 5)	1,392	—
Revaluation of option to purchase redeemable convertible B preferred stock (Note 14)	2,890	—
Issuance costs allocated to Option to purchase redeemable convertible B preferred stock (Note 14)	42	—
Changes in operating assets and liabilities:
Accounts receivable	1,518	—
Prepaid expenses and other assets	2,072	—
Accounts payable	(2,134)	—
Accrued compensation and related expenses	2,936	—
Other accrued liabilities	(2,906)	—
Amortization of discount on mezzanine	84
Adjustments related to continuing operations	10,918	—
Adjustments related to discontinued operation	(2,673)	358

Net cash provided by (used in) operating activities	(9,298)	358

Cash Flows From Investing Activities:
Direct expenses related to asset acquisition (Note 5)	(283)	—
Purchases of property and equipment	(22)	—
Stock based compensation	10
Payment of note receivable	(159)	—
Net cash provided by investing activities – continuing operation	(454)	—
Net cash provided by investing activities – discontinued operations	7,251	2,148
Net cash provided by investing activities	6,797	2,148
Cash Flows From Financing Activities:
Proceeds from issuance of redeemable preferred B stock and embedded option, net of issuance cost of $42 (Note 14)	1,458	—
Proceeds from note payable	111	—
Net cash provided by financing activities –continuing operation	1,569	—
Net cash provided by (used in) financing activities – discontinued operations	(663)	(684)
Net cash provided by (used in) financing activities	906	(684)

Effect of exchange rate changes on cash	208	(2,789)
Change in cash and cash equivalents	(1,387)	(967)
Cash and cash equivalents at the beginning of year	2,335	3,302

Cash and cash equivalents at the end of year	$948	$2,335

Supplemental disclosure of non-cash activities:
Cash paid for income taxes	$36	$203
Cash paid for interest	$126	$281
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition (Note 5)	$4,836	$—
Conversion of Payout Notes into shares of common stock	$5,626	$—

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED (FORMERLY: PHOTOMEDEX, INC.)

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

Liquidity and Going Concern:

As of December 31, 2017, the Company had an accumulated deficit of $135,022 (As Restated) and the Company incurred a net loss attributable to FC Global Realty Incorporated, for the year ended December 31, 2017 of $19,387 (As Restated). Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses.

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

Restatement of Previously Issued Consolidated Financial Statements

In connection with the preparation of its financial statements for the quarter ended March 31, 2018, the Company determined that the appraisal relied upon, in part, to provide the basis for the agreed upon value of one of the assets acquired, among other assets, on May 17, 2017 pursuant to the Contribution Agreement entered into on March 31, 2017 with First Capital Real Estate Operating Partnership, L.P., and the other parties (see also Note 5) thereto included an error. The estimated value in the appraisal informed, in part, the basis for the agreed upon value in the Contribution Agreement and the consideration applied to account for the acquisition of assets. After learning of the error with the appraisal, the Company ordered a new appraisal, which was obtained on May 7, 2018. The Company determined that the retrospective accounting required to allocate the fair value consideration in the initial contribution agreement would have led to an additional impairment charge of $577 in the fourth quarter of 2017. Due to this error, the Company has restated its audited consolidated financial statements for the years ended December 31, 2017.

The combined impacts of all adjustments to the applicable line items in our audited consolidated financial statements are provided in the tables below.

Consolidated Balance Sheet as of December 31, 2017
	(As Previously Reported)	Adjustments	(Restated)
Investment properties	$2,600	$(545)	$2,055
Total non-current assets	4,745	(545)	4,200
Total assets	6,339	(545)	5,794
Accumulated deficit	(134,445)	(577)	(135,022)
Total stockholders’ deficit attributable to FC Global Realty Incorporated	(3,041)	(577)	(3,618)
Noncontrolling interest	142	32	174
Total stockholders’ deficit	(2,899)	(545)	(3,444)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	6,339	(545)	5,794

Consolidated Statement of Comprehensive Loss for the Year Ended December 31, 2017
	(As Previously Reported)	Adjustments	(Restated)
Impairment of investment in other company	$862	$577	$1,439
Operating loss	(11,679)	(577)	(12,256)
Loss from continuing operations	(16,356)	(577)	(16,933)
Net loss including portion attributable to noncontrolling interest	(18,815)	(577)	(19,392)
Net loss attributable to FC Global Realty Incorporated	(18,807)	(577)	(19,384)

Basic EPS: Continuing operations	$(2.96)	$(0.11)	$(3.07)
Basic and diluted net loss per share	$(3.41)	$(0.11)	$(3.52)
Comprehensive loss	$(15,390)	(577)	$(15,967)

Consolidated Statement of Cash Flows for the ended December 31, 2017
	(As Previously Reported)	Adjustments	(Restated)
Net loss	$(16,966)	$(577)	$(17,543)
Adjustments to reconcile loss to net cash provided by (used in) operating activities related to continuing operations:
Impairment of investment in other company	862	577	1,439
Adjustments related to continuing operations	10,341	577	10,918

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

The following is a summary of assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2016, which has been retrospectively adjusted to reflect the assets and liabilities of the skin health business as discontinued operations:

December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$—
Restricted cash deposits	342
Accounts receivable, net of allowance for doubtful accounts of $1,192	4,125
Prepaid expenses and other current assets	2,652
Assets held for sale (Note 4)	8,362
Total current assets	15,481

Non-current assets:
Property and equipment, net (Note 7)	77
Other assets, net	7
Total non-current assets	84
Total assets	$15,565

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Other accrued liabilities	2,068
Deferred revenues	1,141
Total current liabilities	$3,209

Total net assets of discontinued operation	$12,356

The following is a summary of loss from discontinued operations for the year ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017	2016

Revenues:	$3,880	$38,397

Cost of revenues	100	8,086

Gross profit	3,780	30,311

Operating expenses:
Engineering and product development	143	1,249
Selling and marketing	620	21,729

General and administrative	2,342	13,233
Impairment loss	—	3,518
Other income, net	(1,504)	—
Loss on sale of assets	4,652	2,574
	6,253	42,303
Loss before interest and other financing expense, net	(2,473)	(11,992)

Interest and other financing expense, net	—	(385)
Loss before income taxes	(2,473)	(12,377)

Income tax expense (benefit)	(14)	762

Loss from discontinuing operations	(2,459)	(13,139)

Loss from discontinued operations, net of taxes	—	(125)

Loss	$(2,459)	$(13,264)

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

Loss per Share (As Restated)

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

	Year ended December 31,
	2017	2016
	(As Restated)

Numerator:
Net loss attributable to common stockholders	$19,384	$13,264
Net loss from discontinued operations attributable to common stockholders	(2,459)	(13,264)
Accretion of dividend for the period (*)	3	—
Participation of stockholders of series A preferred stock in the net loss from continuing operations	(1,365)	—

Net loss from continuing operations attributable to common stockholders	$15,563	$—

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	5,073,751	4,171,549

Net loss per share of Ordinary Share from continuing operations, basic and diluted	$3.07	$—

(*)	The net loss used for the computation of basic and diluted net loss per share for the year ended December 31, 2017, includes the dividend requirement of 8% per share per annum for the Series B preferred stock, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation (the “Certificate of Designation”) under the liquidation preference right (see also Note 14).

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

This residential development in New Mexico consisted of 251, non-contiguous, single family residential lots and a 10,000 square-foot club house. 37 of the lots had been finished, and the remaining 214 were platted and engineered lots. The agreed upon value of its share of this property was approximately $7.4 million.

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

In addition, the agreement stated that Contributor Parent must contribute to the Acquiror its interest in Dutchman’s Bay and Serenity Bay (referred to as the “Antigua Resort Developments”), two planned full-service resort hotel developments located in Antigua and Barbuda in which Contributor Parent would contribute a 75% interest in coordination with the Antigua government. Serenity Bay is a planned five-star resort comprised of five contiguous parcels (28.33 acres) zoned for hotel and residential use that are planned for 246 units and 80 one, two and three-bedroom condo units. Dutchman’s Bay is a planned four star condo hotel with 180 guestrooms, 102 two bedroom condos, and 14 three bedroom villas. For the property in Antigua, Contributor Parent was required to obtain an amendment to its agreement with the government to extend the time for development of these properties and confirm that all development conditions in the original agreement with the government had been either satisfied or waived.

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

The allocation of aforesaid total consideration is as follows (As Restated):

Investment properties	$2,055
Investment in other company	3,245
Less: Noncontrolling interest (***)	(182)
Total assets acquired at fair value	$5,118
Impairment of investment in other company (*)	(1,439)
Total asset value as of December 31, 2017	$3,679

(*) Loss from impairment was recorded amounting to $1,439 (As Restated) as part of operating expenses in the Company’s consolidated statement of comprehensive loss during the year ended December 31, 2017 (see also Note 13).

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

Avalon (As Restated)

On January 12, 2018, we received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1–5. The suit asks the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint does not name the Company or any of its subsidiaries or specifically question the Company’s interest in Avalon Jubilee LLC, it raises questions about whether the transfers of interest leading to our acquisition of our interest in Avalon Jubilee LLC (under the Contribution Agreement described in Note 5) were properly made in accordance with the Avalon Jubilee operating agreement. The Company has begun an internal investigation into this matter and will disclose the results of that investigation once it has been completed. Although neither our company nor any of its subsidiaries is a party to litigation regarding this matter, we recognized an impairment expense of $1,439 (As Restated) to account for our estimate of the impact that such litigation may have on the operations and fair value of the underlying asset.

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

Convertible Series A Preferred Stock

The terms of the Convertible Series A Preferred Stock are governed by a certificate of designation, or the Series A Certificate of Designation, filed by the Company with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, the Company designated 3,000,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock. As more fully described in Note 5, the Company issued 123,668 shares of Convertible Series A Preferred Stock in connection with the Contribution Agreement. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

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

With regards to the Tax Act impact on the tax provision as it relates to the Company for the year-ending December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $17.3 million (As Restated) tax expense, which is offset by a reduction in the valuation allowance.

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

For the years ended December 31, 2016, and 2015, the following table summarizes the components of income before income taxes from continuing operations and the provision for income taxes:

Year Ended December 31,
	2017	2016
Loss from continuing operations before income tax:
U.S. (As Restated)	$(16,261)	$—
Israel	(453)	—
UK	(219)	—
Loss from continuing operations before income taxes (As Restated)	$(16,933)	$—

Income tax expense (benefit):
United States - Federal tax:
Current	$—	$—
Deferred	—	—

United States - State tax:
Current	—	—
Deferred:	—	—

Israel:
Current	—	—
Deferred		—

UK:
Current	—	—
Deferred	—	—

Other foreign:
Current	—	—
Deferred:	—	—

Income tax expense (benefit)	$—	$—

For the years ended December 31, 2017 and 2016, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2017	2016
Federal Tax rate	34%		34%

Federal tax expense (benefit) at 34% (As Restated)	$(5,758)		$—
State and local income tax, net of Federal benefit	(271)		—
Foreign rate differential	519		—
Increase in taxes from permanent differences in stock-based compensation	333		—
Increase in taxes from permanent difference in Intangible asset impairment	—		—
US taxation of foreign earnings – Subpart F	—		—
Return to provision and other adjustments	289		—
Impact of deferred tax adjustments	—		—
Federal Tax reform (As Restated)	17,260		—
Change in valuation allowance (As Restated)	(12,372)		—

Income tax expense (benefit)	$—	$

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

The following table summarizes the components of deferred income tax assets and (liabilities):

	December 31,
	2017	2016

Loss carryforwards	$29,693	$30,770
AMT credits	112	112
Foreign tax credits	12,308	12,308
Accrued employment expenses	11	2,652
Amortization and write-offs	875	1,299
Capitalized R&D costs	1,013	1,342
Deferred revenues	—	6,263
Depreciation	635	1,224
Doubtful accounts	—	225
Inventory reserves	—	459
Tax on undistributed earnings	(517)	(517)
Other accruals and reserves (As Restated)	1,737	602
Return allowances	—	456

Gross deferred tax asset (As Restated)	45,867	57,195

Less: valuation allowance (As Restated)	(45,867)	(57,195)

Net deferred tax asset	$—	$—

Among other non-current liabilities	—	—

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

Date: May 21, 2018	FC GLOBAL REALTY INCORPORATED

/s/ Vineet P. Bedi
Name: Vineet P. Bedi
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vineet P. Bedi	Chief Executive Officer (Principal Executive Officer)	May 21, 2018
Vineet P. Bedi

/s/ Matthew Stolzar	Chief Financial Officer (Principal Financial and Accounting Officer)	May 21, 2018
Matthew Stolzar

/s/ Dr. Bob Froehlich	Chairman of the Board of Directors	May 21, 2018
Dr. Bob Froehlich

/s/ Richard J. Leider	Director	May 21, 2018
Richard J. Leider

/s/ Dennis M. McGrath	Director	May 21, 2018
Dennis M. McGrath

/s/ Dr. Dolev Rafaeli	Director	May 21, 2018
Dr. Dolev Rafaeli

/s/ Michael R. Stewart	Director	May 21, 2018
Michael R. Stewart