Form 10-Q
period 2018-03-31
FC Global Realty Inc
filed 2018-05-21
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-11635

FC GLOBAL REALTY INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	59-2058100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

40 Ramland Road South, Suite 200 Orangeburg, NY 10962

(Address of principal executive offices, Zip Code)

(215) 619-3600

(Registrant’s telephone number, including area code)

_____________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

As of May 21, 2018, there were 11,868,619 shares of common stock of the registrant issued and outstanding.

FC GLOBAL REALTY INCORPORATED

Quarterly Report on Form 10-Q

 Period Ended March 31, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FC GLOBAL REALTY INCORPORATED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2018 (unaudited) and December 31, 2017	4
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2018 and 2017 (unaudited)	5
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2018 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,184	$948
Prepaid expenses and other current assets	425	646
Total current assets	2,609	1,594
Non-current assets:
Investment properties	2,055	2,055
Investment in other company, net	1,806	1,806
Property and equipment, net	5	5
Other assets, net	318	334
Total non-current assets	4,184	4,200
Total assets	$6,793	$5,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$577	$778
Accounts payable	514	612
Accrued compensation and related expenses	573	467
Other accrued liabilities	2,760	2,450
Total current liabilities	4,424	4,307
Non-current liabilities:
Option to purchase Redeemable Convertible Preferred Stock (Note 5)	3,986	4,390
Note payable, net of current portion	453	454
Total non-current liabilities	4,439	4,844
Total liabilities	8,863	9,151

Commitment and contingencies (Note 4)
Redeemable Convertible Preferred Stock Series B, $.01 par value; 15,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 3,725,000 and 1,500,000 issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017, respectively, net of amount allocated to option to purchase additional shares; Aggregate liquidation preference $3,807 and $1,503 at March 31, 2018 (unaudited) and December 31, 2017, respectively (Note 5)	5,036	87

Stockholders’ deficit (Note 5):
Common Stock, $.01 par value, 500,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 11,868,619 shares issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017	119	119
Preferred A Stock $.01 par value, 3,000,000 shares authorized at March 31, 2018 (unaudited) and December 31, 2017; 123,668 issued and outstanding at March 31, 2018 (unaudited) and December 31, 2017;	1	1
Additional paid-in capital	132,460	132,446
Accumulated deficit	(138,718)	(135,022)
Accumulated other comprehensive loss	(1,141)	(1,162)
Total stockholders’ deficit attributable to FC Global Realty Incorporated	(7,279)	(3,618)
Noncontrolling interest	173	174
Total stockholders’ deficit	(7,106)	(3,444)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$6,793	$5,794

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOABAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

  (In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2018	2017

Operating expenses:
General and administrative	$1,210	$—
Operating loss	(1,210)	—
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	273	—
Interest and other financing expense, net	34	—
Loss from continuing operations, before income taxes	(1,517)	—
Income tax provision	212	—
Loss from continuing operations	(1,729)	—
Discontinued operations:
Gain (loss) from discontinued operations (Note 2)	79	(1,849)

Net loss including portion attributable to noncontrolling interest	(1,650)	—
Loss attributable to noncontrolling interest	1	—
Net loss	(1,649)	—
Dividend on redeemable convertible preferred stock	(79)	—
Accretion of redeemable convertible preferred stock to redemption value	(1,968)	—
Net loss attributable to common stockholders	$(3,696)	$(1,849)

Basic and diluted net loss per share (Note 3):
Continuing operations	$(0.29)	$—
Discontinued operations	0.01	(0.44)
	$(0.28)	$(0.44)

Shares used in computing basic and diluted net loss per share	11,868,619	4,237,517

Other comprehensive loss:
Reclassification of cumulative translation adjustment	$—	$3,021
Foreign currency translation adjustments	21	102
Total other comprehensive income	21	3,123
Comprehensive income (loss)	$(1,628)	$1,274

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REATLY INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2018

  (In thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock Series B		Stockholders’ deficit
									Accumulated Other Comprehensive Loss
					Series A Preferred Stock		Additional Paid-In Capital
			Common Stock					Accumulated Deficit		Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount					Total
BALANCE, JANUARY 1, 2018	1,500,000	$87	11,868,619	$119	123,668	$1	$132,446	$(135,022)	$(1,162)	$174	$(3,444)
Stock based compensation	—	—	—		—	—	14	—	—	—	14
Issuance of Series B redeemable convertible preferred stock and embedded option	2,225,000	2,225	—	—	—	—	—	—	—	—	—
Exercise of series B redeemable convertible preferred stock written call option (Note 5)	—	677	—	—	—	—	—	—	—	—	—
Dividend on Series B redeemable convertible preferred stock (Note 5)	—	79	—	—	—	—	—	(79)	—	—	(79)
Accretion of Series B redeemable convertible preferred stock to redemption value (Note 5)	—	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	21	—	21
Net Loss	—	—	—	—	—	—	—	(1,649)	—	(1)	(1,650)
BALANCE, MARCH 31, 2018	3,725,000	$5,036	11,868,619	$119	123,668	$1	$132,460	$(138,718)	$(1,141)	$173	$(7,106)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,728)	$—
Adjustments to reconcile loss to net cash provided by (used in) operating activities related to continuing operations:
Stock-based compensation	14	—
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	273	—
Other assets, net	16	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	220	—
Accounts payable	(98)	—
Accrued compensation and related expenses	106	—
Other accrued liabilities	310	—
Adjustments related to continuing operations	(887)	—
Adjustments related to discontinued operations	79	(2,673)
Net cash used in operating activities	(808)	(2,673)
Cash Flows From Investing Activities:
Purchases of property and equipment	—	—
Net cash used in investing activities – continuing operation	—	—
Net cash provided by investing activities – discontinued operations	—	3,262
Net cash (used in) provided by investing activities	—	3,262
Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock and embedded option (Note 5)	2,225	—
Payment of notes payable	(202)	—
Net cash provided by financing activities –continuing operation	2,023	—
Net cash provided by (used in) financing activities	2,023	—
Effect of exchange rate changes on cash and cash equivalents	21	98
Change in cash and cash equivalents	1,236	687
Cash and cash equivalents at the beginning of period	948	2,335
Cash and cash equivalents at the end of period	$2,184	$3,022
Supplemental disclosure of non-cash activities:
Cash paid for income taxes	$—	$12
Cash paid for interest	$34	$—
Receivable from acquirer of group of assets	$—	$5,750
Partial exercise of written call option on redeemable convertible preferred stock (Note 5)	$677	$—
Dividend on redeemable convertible preferred stock (Note 5)	$79	$—
Accretion of redeemable convertible preferred stock to redemption value (Note 5)	$1,968	$—

 The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 1

Background:

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

Until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), the Company was a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P. (the “Contributor”), First Capital Real Estate Trust Incorporated (the “Contributor Parent”), and FC Global Realty Operating Partnership, LLC, the Company’s wholly-owned subsidiary (the “Acquiror”). The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (collectively, the “Contribution Agreement”), the Contributor contributed certain real estate assets to the Acquiror. In exchange, the Contributor received shares of the Company’s common stock and newly designated Series A Convertible Preferred Stock. This transaction closed on May 17, 2017. As a result of the Contribution Agreement, the Company has primarily become a real estate asset management and development company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located in the United States.

Liquidity and Going Concern:

As of March 31, 2018, the Company had an accumulated deficit of $138.7 million and the Company incurred a net loss attributable to common stockholders (including deemed dividend as accretion to redemption value of Series B Preferred Stock) for the three months ended March 31, 2018 of $3.7 million. Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

As of March 31, 2018, the Company’s cash and cash equivalents amounted to $2,184. While the Company is a party to a Securities Purchase Agreement (the “OFI Purchase Agreement”) with Opportunity Fund I-SS, LLC (“OFI”), and has raised certain funds under that agreement in both 2017 and in 2018 through the date of the financial statements (see also Note 5), OFI has no obligation to continue to invest in the Company, and there are restrictions placed by OFI on the use of these funds. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its ongoing operations.

On January 24, 2018, the Company and OFI completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided $2,225 to us in exchange for 2,225,000 additional Series B Shares (see also Note 5).

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 2

Discontinued Operations:

On January 23, 2017, the Company sold its last significant business unit (its consumer products division) to ICTV Brands, Inc. This business was a substantial business unit of the Company and the sale brought a strategic shift in focus of management. The Company accordingly classified this former business as held for sale and discontinued operations in accordance with ASC 360 “Impairment or disposal of long-lived assets” during the fourth quarter of the year ended December 31, 2016.

The accompanying consolidated financial statements as of and for the three months ended March 31, 2017 have been retrospectively adjusted to reflect the operating results of the consumer business as discontinued operations separately from continuing operations. The Company recognized a net loss from discontinued operations of $1,849, including the loss on the sale of the discontinued operations in the three months ended March 31, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

The Company recognized a gain of $79 related to the discontinued operations during the three months ended March 31, 2018, as a result of the sale of residual inventory to third parties.

The following is a summary of loss from discontinued operations for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017

Revenues:	$—	$3,539
Cost of revenues	—	100
Gross profit	—	3,439
Operating expenses:
Engineering and product development	—	143
Selling and marketing	—	620
General and administrative	—	2,342
Income (loss) from discontinued operations before interest and other financing expense, net	—	334
Interest and other financing expense, net	—	(77)
Income (loss) from discontinued operations before income taxes	—	257
Income tax benefit allocated to discontinued operations	—	(21)
Income (loss) from discontinued operations	—	236
Gain (loss) from disposal of discontinued operations, net of taxes	79	(2,085)
Net Gain (loss) from discontinued operations	$79	$(1,849)

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3

Summary of Significant Accounting Policies:

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the consolidated financial statements contained in Amendment No. 1 to our Annual Report on Form 10-K/A.

The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period in the future.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) stock-based compensation; (2) identification of and measurement of instruments in equity and mezzanine transactions; (3) impairment of investment properties and investment in other company; (4) evaluation of going concern; and (5) contingencies.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the convertible Series A Preferred Stock and Series B Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A preferred shares were included in the computation, while the Series B preferred shares were not.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Summary of Significant Accounting Policies:

Diluted loss per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method and of convertible Series A Preferred Stock and Series B Preferred Stock which their potential dilutive effect is considered using the “if-converted method”.

The net loss from continuing operations and the weighted average number of shares used in computing basic and diluted net loss per share from continuing operations for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31,
	2018	2017

Numerator:
Net loss	$1,650	$1,849
Net gain (loss) from discontinued operations attributable to common stockholders	79	(1,849)
Accretion of Series B Preferred Stock to redemption value (*)	1,968	—
Preferred dividend on Series B Preferred Stock (**)	79	—
Participation of stockholders of Series A Preferred Stock in the net loss from continuing operations	(357)	—

Net loss from continuing operations attributable to common stockholders	$3,419	$—

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	11,868,619	4,237,517

Net loss per share of common stock from continuing operations, basic and diluted	$0.29	$—

(*)	Based on the rights and privileges of Series B Preferred Stock, since the Company did not obtain shareholder approval at March 31, 2018, the then outstanding Series B Preferred Stock became redeemable at the option of OFI.

(**)	The net loss used for the computation of basic and diluted net loss per share for three months ended March 31, 2018, includes the preferred dividend requirement of 8% per share per annum for the Series B Preferred Stock, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation under the liquidation preference right (see also Note 5).

For the three month period ended March 31, 2018, diluted loss per share excludes the impact of stock options, Series A Preferred Stock, Series B Preferred Stock and common stock to be issued upon written call option totaling 9,149,221 shares, as the effect of their inclusion would be anti-dilutive. For the three month period ended March 31, 2017, diluted loss per share excludes the impact of stock options totaling 175,365 shares.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4

Commitments and Contingencies:

Leases

The Company has entered into a non-cancelable operating lease agreement for real property, which expires on December 31, 2018. Rent expense was $18 and $17 for the three months ended March 31, 2018 and 2017, respectively. For the year ended 31, 2018, the future annual minimum payment under this lease, relating to the Company’s continuing operations are as follows:

Year Ending December 31,

2018	$52

Litigation

JFURTI

The Company is a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York. The suit names as defendants Suneet Singal, an officer of various First Capital companies as well as the Company’s former Chief Executive Officer and former member of the Company’s Board of Directors, Frank Grant and Richard Leider, board members of First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, PhotoMedex Inc.), as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P. Mr. Leider is also on the Board of Directors of the Company.

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

Following dismissal of the Prior Action, Mr. Frydman sent letters to each member of the Contributor Parent’s Board of Directors (the “Demand Letter”), demanding that the Board investigate and remediate the dissipation of assets as alleged by plaintiffs. In particular, the Demand Letter questioned (i) a letter of intent with Presidential Realty Corporation (“Presidential”) announced in an 8-K filed by the Contributor Parent on or about July 18, 2016; (ii) the Contributor Parent’s use of funds raised between September 15, 2015 and February 28, 2016; (iii) an interest contribution agreement with Presidential entered into on or about December 16, 2016; (iv) the Contributor Parent’s failure to file quarterly and annual reports; (iv) the Contribution Agreement entered into on March 31, 2017 with the Company; and (v) other purportedly fraudulent acts such as publishing an artificially inflated net asset value, defaulting on certain mortgage loans, misrepresentations by Mr. Singal with respect to certain properties contributed to the Contributor Parent through the Master Agreement executed on September 15, 2015, and various loan agreements with Forum Partners Investment Management LLC (“Forum”). The Demand Letter also demanded inspection of certain corporate documents pursuant to Md. Code § 2-512.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

JFURTI (Cont.)

The Contributor Parent commenced such an investigation, and offered such an inspection, but Mr. Frydman and JFURTI failed to wait for the results of the investigation or make any inspection, and instead brought suit in the same court as the Prior Action. The suit alleges, among other claims, violations of § 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 (1) against Mr. Singal and First Capital Real Estate Investments LLC for misrepresentations in connection with the Master Agreement entered into on September 15, 2015 and related agreements; (2) against Downey Brand for failure to file certain deeds; (3) against First Capital defendants (except Grant and Leider), Forum defendants, and Presidential defendants for a fraudulent scheme to sell Contributor Parent assets to Presidential; and (4) against First Capital defendants, Forum defendants, and our company for the transfer of the Contributor Parent and Contributor assets to us in exchange for allegedly worthless shares. There are also claims under state law for common law fraud, conversion, fraudulent conveyance, waste and mismanagement, accounting, injunctive relief, and violation of Cal. Bus. & Prof. Code § 17-200. Many of the claims asserted in the complaint, including the securities fraud claims, were never raised in the Demand Letter, as required by law. The suit seeks damages against all defendants for the failure of the Contributor Parent to respond to the Demand Letter, and an injunction against the sale of the assets to the Presidential defendants.

The parties submitted a motion for an order (i) staying all proceedings in this action for 60 days, or until the end of 2017, and (ii) extending the defendants time to respond to the complaint, or to make a motion with respect to the complaint, until 45 days after the Contributor Parent’s response to the Demand Letter. The court granted that motion on October 31, 2017. Upon completion of their investigation, the Contributor Parent provided a response to the Demand Letter, denying all claims made in the letter. A Motion to Dismiss this action was filed with the court on behalf of all plaintiffs. On April 12, 2018, plaintiffs filed an Amended Complaint in this matter.

The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters

Avalon

On January 12, 2018, the Company received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1–5. The suit asked the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint did not name the Company or any of its subsidiaries or specifically question the Company’s interest in Avalon Jubilee LLC, it raised questions about whether the transfers of interest leading to the Company’s acquisition of its interest in Avalon Jubilee LLC were properly made in accordance with the Avalon Jubilee operating agreement.

On April 27, 2018, the Company, and certain of its subsidiaries, entered into an agreement with Alpha Alpha LLC and Presidential Realty Corporation and certain of its subsidiaries, under which the Company’s subsidiary, First Capital Avalon Jubilee LLC, was recognized as a 17.9133% member in Avalon Jubilee, LLC, and the operating agreement and other documents were so amended to reflect that acknowledgement. In 2017, the Company recognized an impairment expense of $1,439 to account for our estimate of the impact that the described litigation may have on the operations and fair value of the underlying asset.  The settlement and recognition of the Company’s ownership interest was viewed as a favorable outcome.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

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

Registration Rights Agreement with OFI

As a condition to the first closing under the OFI Purchase Agreement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with OFI, pursuant to which the Company agreed to register all shares of common stock that may be issued upon conversion of the Series B Preferred Stock (the “Registrable Securities”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the first closing and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Series B Preferred Stock may have under the Registration Rights Agreement or under applicable law, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (such product being the “OFI Investment Amount”); provided that, in no event will the Company be liable for liquidated damages in excess of 1% of the OFI Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the Registration Rights Agreement shall be 10% of the OFI Investment Amount. On January 23, 2018, the Company filed a registration statement on Form S-3 to register the shares issued to OFI in the first closing. OFI waived its right to liquidated damages in connection with the late filing of such registration statement.

Registration Rights Agreements with Payout Note Holders

On October 12, 2017, the Company issued secured convertible promissory notes (the “Payout Notes”) to Dr. Dolev Rafaeli, the Company’s former Chief Executive Officer, Dennis M. McGrath, the Company’s former President and Chief Financial Officer, and Dr. Yoav Ben-Dror, the former director of the Company’s foreign subsidiaries (collectively, the “Note Holders”) in the principal amounts of $3,134, $978 and $1,515, respectively. The Payout Notes were due on October 12, 2018, carried a 10% interest rate, payable monthly in arrears commencing on December 1, 2017, and were convertible into shares of the Company’s Common Stock at maturity. The Company agreed to register the shares underlying the Payout Notes within 30 days of issuance with best efforts to cause the registration statement covering such shares to become effective within 120 days of issuance. On November 14, 2017, the Company filed a registration statement on Form S-3 (the “First Registration Statement”) to register all shares that may be issued upon conversion of the Payout Notes. On December 22, 2017, the Company and the Note Holders entered into a stock grant agreement (the “Stock Grant Agreement”) to, among other things, cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of the Company’s Common Stock (the “Payout Shares”) and provide for the issuance of an aggregate of 1,857,336 additional shares of Common Stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (the “Additional Shares”), subject to stockholder approval. On January 23, 2018, the First Registration Statement was amended to include the Payout Shares issued under the Stock Grant Agreement.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

Registration Rights Agreements with Payout Note Holders (Cont.)

In connection with the Stock Grant Agreement, the Company entered into a registration rights agreement (the “Payout Registration Rights Agreement”) with the Note Holders, pursuant to which the Company agreed to register the shares of common stock under the Additional Shares under the Securities Act. The Company agreed to file a registration statement covering the resale of the Additional Shares within 30 days of the Stock Grant Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the Note Holders may have under the Payout Registration Rights Agreement or under applicable law, the Company shall pay to each Note Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of common stock held by the Note Holder included in the registration statement (such product being the “Payout Investment Amount”); provided that, in no event will the Company be liable for liquidated damages in excess of 1% of the Payout Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the Note Holders under the Payout Registration Rights Agreement shall be 10% of the Payout Investment Amount. The registration rights provision contained in the Payout Notes was incorporated by reference into the Payout Registration Rights Agreement, except that the Note Holders waived the breach by the Company for failure to timely file the First Registration Statement and agreed that they are not entitled to liquidated damages as a result of such failure. Under the Payout Registration Rights Agreement, the Note Holders are entitled to liquidated damages if the First Registration Statement is not declared effective within 120 days following the date of the Payout Notes, but the Note Holders subsequently agreed to waive their rights to such liquidated damages until May 31, 2018.

On January 23, 2018, the Company filed a registration statement on Form S-3 for the Additional Shares. The Note Holders waived their rights to liquidated damages in connection with the late filing of such registration statement and in connection with the effectiveness deadline for such registration statement until May 31, 2018.

Amended and Restated Separation Agreement

On February 12, 2018, the Company entered into an Amended and Restated Separation Agreement with Mr. Stephen Johnson, its former Chief Financial officer, pursuant to which the Company has agreed to pay Mr. Johnson an amount of $123 in 11 installments as follows: the first six installments of $10 each, and the following five installments of $12.5 each. The first payment was made on February 15, 2018, and subsequent payments are to be made on or before the 15th day of each succeeding month, with the final installment to be paid on or before December 15, 2018.

The Company will also provide a health (medical, dental and/or vision) insurance reimbursement payment for Mr. Johnson and his family, for a period of 11 months, in the agreed upon amount of $3 per month.

In addition, the Company has agreed to issue to Mr. Johnson 271,000 shares of the Company’s common stock, subject to appropriate adjustment for any stock splits, stock or business combinations, recapitalizations or similar events occurring after the date of the agreement. Those shares will be issued on any business day during the period commencing on the date that is six months after the date of the agreement and ending on the date that is three business days after such six-month anniversary. As of March 31, 2018, the aforesaid shares were not issued to Mr. Johnson. As of March 31, 2018, the balance payable, included in accrued compensation and related expenses, is $382, inclusive of an additional expense of $3 incurred in the current quarter due to the amendment of the agreement.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5

Redeemable Convertible Preferred Stock and Stockholders’ Deficit:

Common Stock

The Company’s common stock confer upon their holders the following rights:

▪	The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

▪	The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

▪	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

Convertible Series A Preferred Stock

The terms of the Convertible Series A Preferred Stock are governed by a certificate of designation (the “Series A Certificate of Designation”) filed by the Company with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, the Company designated 3,000,000 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock.” The Company issued 123,668 shares of Convertible Series A Preferred Stock in connection with the Contribution Agreement. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

▪	Dividends. Except for stock dividends or distributions for which adjustments are to be made, holders shall be entitled to receive, and the Company shall pay, dividends on shares of Convertible Series A Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Convertible Series A Preferred Stock.

▪	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company, after the Redeemable Convertible Series B Preferred Stockholder’s liquidation preference, the same amount that a holder of common stock would receive if the Convertible Series A Preferred Stock were fully converted (disregarding for such purposes any conversion limitations) to common stock which amounts shall be paid pari passu with all holders of common stock.

▪	Voting. Except as otherwise provided in the Series A Certificate of Designation or as otherwise required by law, the Convertible Series A Preferred Stock shall have no voting rights. However, as long as any shares of Convertible Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Convertible Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Convertible Series A Preferred Stock or alter or amend the Series A Certificate of Designation, (b) amend the Company’s articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Convertible Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

▪	Conversion. Each share of Convertible Series A Preferred Stock shall be convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing $62.9575 by the Conversion Price. The Conversion Price for the Series A Convertible Preferred Stock is equal to $2.5183, subject to adjustment as described in the Series A Certificate of Designation.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity (Cont.):

Redeemable Convertible Series B Preferred Stock

The terms of the Redeemable Convertible Series B Preferred Stock are governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on December 22, 2017. Pursuant to the Series B Certificate of Designation, the Company designated 15,000,000 shares of the Company’s preferred stock as “Series B Preferred Stock”. As more fully described below, the Company has issued a total of 3,725,000 shares of Redeemable Convertible Series B Preferred Stock in connection with the OFI Purchase Agreement during 2017 and 2018. Following is a summary of the material terms of the Redeemable Convertible Series B Preferred Stock:

▪	Dividends. Holders of shares of Redeemable Convertible Series B Preferred Stock shall receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on our outstanding common stock at the per annum rate of 8% of the Series B Original Issue Price (as defined below). Dividends on each share of Series B Preferred Stock will accrue daily and be cumulative from December 22, 2017 (the “Series B Original Issue Date”) and shall be payable upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation Event”), a conversion or a redemption. The “Series B Original Issue Price” shall mean $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Series B Preferred Stock. Holders shall also be entitled to receive dividends on shares of Redeemable Convertible Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Redeemable Convertible Series B Preferred Stock is then convertible or otherwise subject to conversion limitations) to and in the same form as dividends actually paid on shares of our common stock when, as and if such dividends are paid on shares of the common stock.

▪	Liquidation. In the event of (i) a Liquidation Event or (ii) a merger or consolidation (other than one in which our stockholders own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets (a “Deemed Liquidation Event”), the holders of shares of Redeemable Convertible Series B Preferred Stock then outstanding shall be entitled to be paid out of our assets available for distribution to stockholders before any payment shall be made to the holders of our common stock, Series A Convertible Preferred Stock or any other class of securities authorized that is specifically designated as junior to the Redeemable Convertible Series B Preferred Stock (the “Junior Securities”) by reason of their ownership thereof, but pari passu with the holders of shares of any class of securities authorized that is specifically designated as pari passu with the Redeemable Convertible Series B Preferred Stock (the “Parity Securities”) on a pro rata basis, an amount per share equal to the Series B Original Issue Price, plus any accrued dividends thereon. If upon any such Liquidation Event or Deemed Liquidation Event, our assets available for distribution to stockholders shall be insufficient to pay the holders of shares of Redeemable Convertible Series B Preferred Stock the full amount to which they shall be entitled and the holders of Parity Securities the full amount to which they shall be entitled, the holders of shares of Redeemable Convertible Series B Preferred Stock and the holders of shares of Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Upon a Liquidation Event or a Deemed Liquidation Event, in the event that following the payment of such liquidation preference the Company shall have additional cash and other assets of available for distribution to stockholders, then the holders of shares of Redeemable Convertible Series B Preferred Stock shall participate pari passu with the holders of shares of Parity Securities and Junior Securities based on the then current conversion rate (disregarding for such purposes any conversion limitations) with respect to all remaining distributions, dividends or other payments of cash, shares or other assets and property of our company, if any.

As of March 31, 2018, the aggregate liquidation preference amounted to $3,807 (unaudited). The foregoing dollar amount does not include dividends, as the Company’s Board of Directors has not declared any dividends since inception.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity (Cont.):

▪	Voting Rights. On any matter presented to our stockholders for their action or consideration, each holder of Redeemable Convertible Series B Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Redeemable Convertible Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter (subject to the conversion limitations described below). Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of Redeemable Convertible Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the outstanding shares of Redeemable Convertible Series B Preferred Stock (the “Requisite Holders”), (i) issue any class of equity securities that is senior in rights to the Redeemable Convertible Series B Preferred Stock, (ii) issue any Parity Securities, (iii) alter or change adversely the powers, preferences or rights given to the Redeemable Convertible Series B Preferred Stock or alter or amend the Series B Certificate of Designation, (iv) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Redeemable Convertible Series B Preferred Stock, (v) except pursuant to the redemption provisions of Parity Securities, redeem any shares of our preferred stock or common stock (other than pursuant to employee or consultant agreements giving us the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by our Board of Directors), or (vi) enter into any agreement with respect to any of the foregoing.

▪	Conversion. Each share of Redeemable Convertible Series B Preferred Stock plus accrued, but unpaid, dividends thereon (the “Aggregate Preference Amount”), shall be convertible, at any time and from time to time at the option of the holder thereof, into that number of shares of common stock determined by a formula (computed on the date of conversion), (i) the numerator of which is equal to the Aggregate Preference Amount and (ii) the denominator of which is equal to the quotient of the Conversion Price divided by $1.33. The “Conversion Price” for the Redeemable Convertible Series B Preferred Stock was adjusted to $0.8684 starting in February 2018, subject to adjustment as described in the Series B Certificate of Designation. In addition, upon the earlier to occur of: (i) a Deemed Liquidation Event or (ii) if there has not been a breach or default by us under the OFI Purchase Agreement that has occurred and is continuing, May 31, 2018, each share of Redeemable Convertible Series B Preferred Stock plus accrued, but unpaid, dividends thereon shall be automatically converted into that number of shares of common stock determined by dividing $1.33 by the Conversion Price. Notwithstanding the forgoing, if the Company has not obtained stockholder approval with respect to the issuance of shares upon conversion in excess of 19.99% of the issued and outstanding common stock on the applicable conversion date (the “Stockholder Approval”), then the Company may not issue, upon conversion of the Redeemable Convertible Series B Preferred Stock, a number of shares of common stock which, when aggregated with any shares of common stock issued on or after the Series B Original Issue Date and prior to such conversion date, would exceed 19.99% of the issued and outstanding shares of common stock (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) (the “Issuable Maximum”). Each holder shall be entitled to a portion of the Issuable Maximum equal to the quotient obtained by dividing (i) the Series B Original Issue Price of such holder’s Redeemable Convertible Series B Preferred Stock by (ii) the aggregate Series B Original Issue Price of all Redeemable Convertible Series B Preferred Stock issued to all holders.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity (Cont.):

▪	Redemption. If (i) there is a breach by us of any of our representations and warranties contained in Sections 3.1(a) (Subsidiaries), 3.1(b) (Organization and Qualification), 3.1(c) (Authorization; Enforcement), 3.1(d) (No Conflicts), 3.1(f) (Issuance of the Shares), 3.1(g) (Capitalization), or 3.1(n) (Taxes) of the OFI Purchase Agreement that has not been cured within 30 days after the date of such breach or (ii) Stockholder Approval has not been obtained by March 31, 2018 (each, a “Redemption Event”), then each holder of Redeemable Convertible Series B Preferred Stock may, at its option, require us to redeem any or all of the shares of Redeemable Convertible Series B Preferred Stock held by such holder at a price per share equal to $1.33, plus accrued, but unpaid, dividends through and including the date of such redemption. The Company must provide a notice (as “Event Notice”) to each holder of the occurrence of a Redemption Event of the kind described in (i) above (a “Breach Event”) as soon as practicable after becoming aware of such Breach Event, but in any event, not later than 15 days after such Breach Event and such notice shall provide a reasonable description of such Breach Event. A holder must send written notice of redemption (a “Redemption Notice”) to the Company within 90 days after (i) the Company provides such holder an Event Notice with respect to a Breach Event or (ii) the occurrence of a Redemption Event of the kind described in (ii) above. For the avoidance of doubt, if the Company does not timely provide an Event Notice, the holder shall nevertheless have the right to deliver a Redemption Notice in connection with any Redemption Event. If a holder fails to send a Redemption Notice on prior to the 90th day after the occurrence of any Redemption Event, then such holder will lose such holder’s right to redemption with respect to the particular Redemption Event, but not any other Redemption Event. As of March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Series B Preferred Stock became redeemable at the option of OFI.

Securities Purchase Agreement

On December 22, 2017, the Company entered into the OFI Purchase Agreement with OFI, under which OFI may, but is not obligated to, invest up to $15,000 in the Company in a series of closings over a period prior to December 31, 2018, in exchange for which OFI will receive shares of the Company’s Redeemable Convertible Series B Preferred Stock (“Series B Shares) at a purchase price of $1.00 per share (the “Option”).

On December 22, 2017 (the “Initial Date”), the Company and OFI completed the first closing under the OFI Purchase Agreement, pursuant to which OFI exercised a portion of the Option and provided $1,500 to the Company in exchange for 1,500,000 Series B Shares. On January 24, 2018 (the “Second Date”), the Company and OFI completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided $2,225 to us in exchange for 2,225,000 Series B Shares.

Under the OFI Purchase Agreement, the proceeds from the first closing were to be used for working capital and general corporate purposes, the proceeds from the second closing were to be used to perform due diligence and invest in Income Generating Properties (as defined in the OFI Purchase Agreement) that have been approved by our Board of Directors, and proceeds from subsequent closings were be used to invest in Income Generating Properties (as defined in the OFI Purchase Agreement) that have been approved by our Board of Directors or as otherwise agreed to between us and OFI in writing prior to such subsequent closings. On March 16, 2018, the Company and OFI entered into a letter agreement, pursuant to which OFI agreed that the Company may use all proceeds for the purposes and uses described in a budget agreed to between us and OFI at the time the letter agreement was signed. In connection with such letter agreement, the Company agreed to provide OFI, on a quarterly basis, on or prior to 15 days after the end of each quarter, a report that describes, in reasonable detail, the actual expenses incurred and payments made during such period compared to the expenses and payments specified in the budget for such period, certified by our Chief Financial Officer.

Under ASC 480, “Distinguishing Liabilities from Equity,” preferred stock that is not redeemable or is redeemable solely at the option of the issuer shall be included in stockholders’ equity. If the instrument meets any of the following criteria, mezzanine classification between liabilities and stockholders’ equity would be required:

▪	It is redeemable at a fixed or determinable price on a fixed or determinable date or dates;
▪	It is redeemable at the option of the holder; or
▪	It has conditions for redemption which are not solely within the control of the issuer, such as stocks which must be redeemed out of future earnings.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity:

In addition, per ASC 480, deemed liquidation events that require (or permit at the holders’ options) the redemption of only one or more of a particular class of equity instrument for cash or other assets cause those instruments to be considered contingently redeemable and therefore, subject to mezzanine classification.

Since the Series B Shares have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Series B Shares were classified as mezzanine financing at the Initial Date at the residual amount, which is the difference between the total proceeds received and the fair value of the Option. Subsequent measurement is unnecessary if it is not probable that the instrument will become redeemable. If it is probable that the equity instrument will become redeemable the following measurement methods shall be applied in accordance with either of the following methods and shall be applied in a consistent manner:

▪	Accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method. Changes in the redemption value are considered to be changes in accounting estimates.

▪	Recognize changes in the redemption value (for example, fair value) immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the instrument.

Under ASC 480, the aforementioned written call Option is considered freestanding, as the Company believes it is legally detachable and separately exercisable. As the option is exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value and recorded as a non-current financial liability on the consolidated balance sheet. Excess of the initial value of the option liability over the proceeds received was charged immediately into the consolidated statement of comprehensive loss as financing expenses in the fourth quarter of 2017. The Option is marked to market in each reporting period until it is exercised or expired, as earlier, when changes in the fair value of the Option are charged into statement of comprehensive loss. For the three month period ended March 31, 2018, the Company recorded expenses in total amount of $273 due to revaluation of Option to purchase redeemable convertible B preferred stock.

In addition, at the Initial Date, the Company incurred de minimis direct and incremental issuance costs which were charged immediately into the consolidated statement of comprehensive loss as finance expenses, as the Option was presented at fair value.

At the Initial Date, each Series B Share was convertible into 1.24789 shares of common stock valued at $1.00 per share. As a result, Beneficial Conversion Feature (the “BCF”) amounting to approximately $372 was measured assuming full conversion. However, the conversion of the Preferred Stock is subject to certain contingencies, which impact the timing and amount of the BCF. At the Initial Date which is also the commitment date, the Company should record a BCF for the Preferred Stock for any shares convertible at that time without requiring stockholder approval through the planned proxy statement. However, as no residual proceeds were allocable to the Series B Shares at the Initial Date, no BCF was recognized with respect to the first closing.

In conjunction with the Second Date, OFI partially exercised the written call option present in the OFI Purchase Agreement and therefore upon exercise, the pro-rata share of this liability amounting to $677 was reclassified in the condensed consolidated balance sheet from Option to purchase redeemable convertible preferred stock into redeemable convertible preferred stock Series B.

On the Second Date, each Series B Share (exclusive of dividends) was convertible into 1.24789 shares of common stock valued at $1.00 per share. As a result of the reclassification of the exercised written call option, there was no additional BCF measured.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity:

The fair value of the Option was based on management estimates and values derived from a calculation to provide an approximate indication of value. The fair value of Option is estimated at each reporting and exercise date, including, December 31, 2017, January 24, 2018 and March 31, 2018 by using hybrid method that includes scenario of conversion and scenario liquidation and the Black-Scholes option pricing model. In the first scenario, the Series B Preferred Stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on the total capitalization of the Company. In the second scenario, the Option was estimated based on the value of the Option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the Option. The Company measured the fair value of the Option on a recurring basis in accordance with ASC 820, “Fair Value Measurement and Disclosures” (primary inputs classified at level 3).

The following are the key underlying assumptions that were used:

	December 31, 2017	January 24, 2018	March 31, 2018
Dividend yield (%)	0	0	0
Expected volatility (%)	36.9	37.9	39.4
Risk free interest rate (%)	1.74	1.75	1.99
Strike price	1.00	1.00	1.00
Series B Preferred Stock price	1.13	1.10	1.18
Probability of if-converted scenario (%)	90	90	90
Probability assumed liquidation scenario (%)	10	10	10
Expected term of Option (years)	1.0	0.9	0.8
Option’s fair value	$0.33	$0.30	$0.35

The following tabular presentation reflects the activity in the Option to purchase Redeemable Convertible B Preferred Stock during the three months ended March 31, 2018 -

Fair value of Option to purchase Redeemable Convertible B Preferred Stock
Unaudited

Opening balance, December 31, 2017	$4,390
Partial exercise of series B redeemable convertible preferred stock written call option	(677)
Revaluation of option to purchase redeemable convertible B preferred stock	273

Closing balance, March 31, 2018	$3,986

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity:

In the absence of voluntary conversion and assuming no breaches as described above under “Redemption”, the Series B Shares automatically convert on May 31, 2018. As such, accretion adjustments to the carrying amount of the Series B Shares to the automatic conversion date of May 31, 2018 are recorded as deemed dividends. However, at March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. As such, as of March 31, 2018, the Company has adjusted the carrying value of the Convertible Series B Preferred Stock to the maximum redemption amount. Activity in the account redeemable convertible preferred stock Series B for the three months ended March 31, 2018, is outlined in the below table -

March 31, 2018
Unaudited

Opening balance, December 31, 2017	$87
Proceeds from issuance of Series B Shares	2,225
Accretion of Series B Preferred Stock to redemption value	1,968
Partial exercise of Series B Preferred Stock written call option	677
Dividend on Series B Preferred Stock	79

Closing balance, March 31, 2018	$5,036

In addition, pursuant to the OFI Purchase Agreement, the Company agreed that so long as the Series B Shares purchased by OFI are outstanding, the Company’s debt (as defined by U.S. generally accepted accounting principles) should not exceed 45% of its fixed assets without the prior written consent of the Requisite Holders. As of March 31, 2018, the Company has met the covenant.

Common Stock Options

The Company’s Amended and Restated 2000 Non-Employee Director Stock Option Plan authorized 1,250,000 shares. As of March 31, 2018, the number of shares available for future issuance pursuant to this plan is 240,018; all other shares had either been issued or reserved for issuance upon exercise of stock options.

The Company’s Amended and Restated 2005 Equity Compensation Plan authorized 3,500,000 shares. As of March 31, 2018, there are no further shares available for future issuance pursuant to this plan; all other shares had either been issued or reserved for issuance upon exercise of stock options.

On January 2, 2018, the Company granted an option to purchase 100,000 shares of stock to its new Chief Executive Officer and an option to purchase 47,088 shares of stock to its new Chief Financial Officer and Chief Investment Officer, each at an exercise price of $0.98 per share. The options become vested over a three-year period from the date of grant. The options shall vest 1/4 in each of the first two years from the grant date and the remaining 1/2 on the third year from the grant date. The Company used the Black-Scholes-Merton pricing model to estimate the fair value. The Black-Sholes-Merton pricing model assumptions used are as follows: expected dividend yield of 0%; risk-free interest rate of 2.5%; expected volatility of 36.9%, and expected term of 10 years. The fair value of the options at the grant date was $74. During the three-month period ended March 31, 2018, as result of such grant, the Company recognized compensation expense of $9, and there was $65 of unrecognized compensation expense related to non-vested option grants.

FC GLOBAL REALTY INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity:

Common Stock Options

A summary of stock option transactions under these plans during the three months ended March 31, 2018 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (*)
Outstanding at January 1, 2018	79,890	$94.51	4.1	$—
Granted/vested	147,088	$0.98	9.8	$—
Exercised	—	—	—	—
Expired/cancelled	—	—	—	—
Outstanding at March 31, 2018	226,978	$33.90	7.8	$—
Exercisable at March 31, 2018	79,890	$94.51	4.1	$—

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

A summary of non-vested restricted stock during the three months ended March 31, 2018 are as follows:

	Shares of Restricted Stock	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2018	11,500	$9.02
Granted
Forfeited/cancelled	(9,250)	8.97
Non-vested at March 31, 2018	2,250	$9.25

The total equity-based compensation expense related to the Company’s equity-based awards, recognized during the three months ended March 31, 2018 and 2017, total the amounts of $14 (unaudited) and $811 (unaudited), respectively. The amount related to the three months ended March 31, 2017 is included in discontinued operations.

As of March 31, 2018, there was $86 (unaudited) of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 6

Income Taxes:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the act as “provisional” when the Company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies are provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained. Included in other accrued liabilities at March 31, 2018 is $1.5 million of net provisions related to corporate international unrecognized tax benefits.

Taxes, which may apply in the event of a disposal of investments in subsidiaries, have not been included in computing the deferred taxes, as the Company anticipates it would liquidate those subsidiaries that can be closed on a tax free basis.

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

In the period ended March 31, 2018, the Company recognized an income tax provision of $212 relating to adjustments of accruals and prepaid tax assets.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 7

Subsequent Events:

Notice of Delisting

On April 10, 2018, the Company received written notification (the “Notice”) from The NASDAQ Stock Market LLC (“NASDAQ”) that the Company’s stockholders’ equity reported on its Form 10-K for the period ended December 31, 2017 had fallen below the minimum requirement of $2.5 million, and that as of April 9, 2018, the Company does not meet the alternatives of market value of listed securities or net income from continuing operations. The Company is therefore not in compliance with the requirements for continued listing on the NASDAQ Capital Market under NASDAQ Marketplace Rule 5550(b)(1).

The Notice provides the Company with a period of 45 calendar days, or until May 25, 2018, to submit a plan to regain compliance with the listing rules. The Company will file that plan by May 25, 2018, but cannot assess the likelihood, or guarantee, that NASDAQ will grant an extension to the Company. If the Company’s plan is accepted, NASDAQ may grant an extension of up to 180 days from the date of the Notice in which to regain compliance. If the Company does not regain compliance, or if the plan is not accepted by NASDAQ, the Company expects that NASDAQ would provide notice that its securities are subject to delisting from the NASDAQ Capital Market.

Supplemental Agreement

On April 20, 2018, the Company and OFI entered into a supplemental agreement (the “Supplemental Agreement”) to clarify certain voting and conversion limitations with respect to the Series B Preferred Stock in response to comments from the staff of NASDAQ.

Pursuant to the Series B Certificate of Designation, on any matter presented to stockholders for their action or consideration, each holder of Series B Preferred Convertible Stock was entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of Series B Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter (subject to certain conversion limitations described below). Pursuant to the Supplemental Agreement, OFI agreed that the voting rights of the Series B Preferred Stock shall be limited to the number of votes that is equal to the quotient of the aggregate investment amount invested to purchase Series B Preferred Stock divided by $1.12, the market value of the Company’s common stock on December 21, 2017, or approximately 0.893 votes per share (subject to certain conversion limitations described below).

The Certificate of Designation also provided that, if the Company has not obtained approval from stockholders, then the Company may not issue, upon conversion of the Series B Preferred Stock, a number of shares of Common Stock which would exceed 19.99% of the issued and outstanding shares of common stock on the date of conversion. Pursuant to the Supplemental Agreement, OFI agreed that, until stockholder approval is obtained, such conversion limitation shall be equal to 2,372,536 shares, or 19.99% of the 11,868,619 outstanding shares of common stock as of December 22, 2017, the date of the initial closing under the OFI Purchase Agreement.

Cancellation and Exchange Agreement

On April 20, 2018, the Company and OFI entered into a Cancellation and Exchange Agreement (the “Exchange Agreement”), pursuant to which OFI agreed to provide an additional $2,000 to the Company in exchange for 2,000,000 shares of the Company’s Series B Preferred Stock, subject to certain conditions set forth in the Exchange Agreement, including, among other things, the cancellation of 95,770 shares of the Company’s Series A Preferred Stock held by OFI in exchange for 5,382,274 shares of the Company’s common stock (the “OFI Shares”). Under the Exchange Agreement, closing of this additional investment shall occur promptly following the filing of the Information Statement (as defined below) with the SEC and mailing of the Information Statement to the stockholders of the Company, and in any event within 3 days thereafter.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 7 (Cont.)

Subsequent Events:

In accordance with the Exchange Agreement, the Company has obtained the irrevocable written consent of at least a majority of the stockholders of the Company (excluding OFI) that is final and binding (the “Stockholder Consent”) approving the issuance of the OFI Shares and the issuance of Common Stock upon conversion of all of the Series B Preferred Stock held by OFI or issuable under the OFI Purchase Agreement. The Stockholder Consent shall become effective on the 20th day following the filing and mailing of a definitive information statement on Schedule 14C (the “Information Statement”), at which time stockholder approval of such issuances shall become effective (“Stockholder Approval”). Pursuant to the Exchange Agreement, the Company agreed to issue the OFI Shares as soon as practicable after obtaining Stockholder Approval and in any event within 3 business days of obtaining Stockholder Approval.

Pursuant to the Exchange Agreement, the Company agreed that the OFI Shares shall constitute “Registrable Securities” under the registration rights agreement between the Company and OFI, dated December 22, 2017, and the Company shall use commercially reasonable efforts to promptly amend the registration statement filed by the Company on January 23, 2018 to include the OFI Shares and any other shares of common stock of the Company that are issuable to OFI upon conversion of Series B Preferred Convertible Stock of OFI that are not already included in such registration statement.

The Company also agreed that, as soon as OFI identifies two director nominees to the Company, the Company’s nominating committee will commence its customary vetting process. On or prior to the closing of the additional investment, the Company agreed to appoint such director nominees to its board of directors.

Finally, the Exchange Agreement amends the OFI Purchase Agreement to remove Section 4.6, which required the Company to amend the conversion price of the Company’s Series A Preferred Stock. The parties agreed that the Company has no obligation to amend the conversion price.

Submission of Matters to a Vote of Security Holders

On April 18, 2018, stockholders collectively holding 8,592,972 shares consented in writing to approve (i) an amendment to the Company’s amended and restated articles of incorporation to change the name of the Company to Kona International Group, Inc. and (ii) the FC Global Realty Incorporated 2018 Equity Incentive Plan. Such shares represented approximately 60.34% of the Company’s outstanding shares eligible to vote on this matter.

On April 18, 2018, stockholders collectively holding 6,220,436 shares consented in writing to approve the issuance of shares of common stock to OFI upon the conversion of shares of Series B Preferred Stock issued and issuable to OFI in accordance with the terms of the OFI Purchase Agreement and the issuance of the OFI Shares in accordance with the terms of the Exchange Agreement. Such shares represented approximately 52.41% of the Company’s outstanding shares eligible to vote on this matter.

On April 20, 2018, a Preliminary Information Statement regarding these proposals was filed. The Company has received comments from the SEC and will file an amendment to the Preliminary Information Statement. Stockholder approval of these actions shall become effective on the 20th day following the mailing of a Definitive Information Statement.

Acquisition of Medical Office Building

On April 26, 2018, the Company’s subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square-foot medical office building in Dayton, Ohio for a $322 purchase price, paid in cash consideration. The building’s former owner, and current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report “we,” “us,” “our” and the “Company” refer to FC Global Realty Incorporated, a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

This report and the other materials we have filed or will file with the U.S. Securities and Exchange Commission, or the SEC, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our business strategy, expectations and plans regarding our future operations and our future financial position. When used in this report or in the other materials we have filed or will file with the SEC, the words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “project,” “plan,” “could,” “should” or “would” and similar expressions are intended to identify forward-looking statements. Among the factors that could cause or contribute to material differences between our actual results and those indicated from the forward-looking statements are risks and uncertainties inherent in our business, including, but not limited to:

●	our ability to successfully integrate the acquired real estate assets;
●	our ability to retain key employees;
●	demand fluctuations in the real estate industry;
●	adverse changes in economic conditions in markets where our real estate investments may be made;
●	possible decreases in the market value of our future real estate investments;
●	our ability to obtain adequate financing to fund our future property acquisitions and project developments;
●	the possibility that we may not recover our advance costs in each real estate development project;
●	our reliance on subcontractors to construct each property, and on building supply companies to provide components for each property’s construction;
●	competition in the real estate industry;
●	the possibility that legal challenges or governmental regulations may delay the start or completion of construction on our projected real estate ventures, increase our expenses, or limit our construction activities;
●	the potential for increased costs or shortages of labor or components, or other circumstances beyond our control;
●	our ability to continue as a going-concern;
●	our ability to raise capital when needed;
●	economic, political or other developments in foreign countries in which we do business;
●	the international nature of our business; and
●	results of existing or future litigation.

Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A. “Risk Factors” included in Amendment No. 1 to our annual report on Form 10-K/A for the year ended December 31, 2017. Except as required by law, the Company does not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Our Company

Our company, founded in 1980, is transitioning from its former business as a skin health company to a company focused on real estate development and asset management, concentrating primarily on investments in high quality income producing assets, hotel and resort developments, residential developments and other opportunistic commercial properties.

Until the recent sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold the last remaining major product line. Following this transaction, our assets consisted mostly of inventory relating to our LHE® brand and our operations were focused on the liquidation of the remaining legacy inventory and assets of this business line, the carrying amount of which is insignificant as of March 31, 2018.

Following the Contribution Transaction described below, our focus is to build our company into a leading real estate, asset management and development company concentrating primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and asset management. Our objective is to generate long-term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

For income producing properties, we intend to acquire assets that provide recurring income with the potential for income growth over the long-term. We believe there can be an attractive risk/reward profile to such properties based on the location and the underlying creditworthiness of the tenants. We intend to use such income generation to fund additional acquisitions and development opportunities and for general corporate purposes. In addition, we intend to invest in land assets that can be developed into income generating properties or properties for sale. We believe that our size and scale provide an opportunity to take advantage of smaller-tier assets that most traditional investors do not focus on due to size limitations, thus creating unique investment opportunities. In particular, we intend to target assets in secondary and tertiary markets that require minimal capital expenditures but generate initial unlevered cash flow yields that are higher than those in primary markets.

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not structured as a Real Estate Investment Trust, or REIT, thus we have the ability to retain earnings and to operate in real estate asset management, development and peripheral real estate activities, items that may be limited by REIT requirements. We will look to utilize our existing infrastructure to provide economies of scale to owners of real estate assets as we grow our portfolio over time.

Contribution Transaction

On March 31, 2017, we entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., or the Contributor, First Capital Real Estate Trust Incorporated, or the Contributor Parent, and FC Global Realty Operating Partnership, LLC, our wholly-owned subsidiary, or the Acquiror. The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (which we collectively refer to as the Contribution Agreement), the Contributor contributed certain real estate assets to the Acquiror. In exchange, the Contributor received shares of our common stock and newly designated Series A Convertible Preferred Stock as described below. This transaction, which we refer to as the Contribution Transaction, closed on May 17, 2017.

On the closing date, the Contributor transferred $10 million of assets to the Acquiror, consisting of the following:

●	three vacant land sites intended for development as gas stations located in northern California,

●	a 75% interest in a limited liability company that owns a vacant land site intended for development as a gas station, located in northern California; and

●	a 100% interest in a limited liability company which owns a 17.9133% interest in a limited liability company called Avalon Jubilee LLC that owns property located in Los Lunas, New Mexico being developed as a single family residential development.

On January 12, 2018, we received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1 – 5. The suit asks the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint does not name our company or any of its subsidiaries or specifically question our interest in Avalon Jubilee LLC, it raises questions about whether the transfers of interest leading to our acquisition of our interest in Avalon Jubilee LLC were properly made in accordance with the Avalon Jubilee operating agreement. We have begun an internal investigation into this matter and will disclose the results of that investigation once it has been completed. Although neither our company nor any of its subsidiaries is a party to litigation regarding this matter, we recognized an impairment expense of $1,439 thousand during the year ended December 31, 2017 to account for our estimate of the impact that such litigation may have on the operations and fair value of the underlying asset.

On April 27, 2018, we, and certain of our subsidiaries, entered into an agreement with Alpha Alpha LLC, and Presidential Realty Corporation and certain of its subsidiaries, under which our subsidiary, First Capital Avalon Jubilee LLC, was recognized as a Member in Avalon Jubilee, LLC, and the operating agreement and other controlling documents were so amended to reflect that recognition. The agreement acknowledged our ownership interest of 17.9133%. In 2017, the Company recognized an impairment expense of $1,439 to account for our estimate of the impact that the described litigation may have on the operations and fair value of the underlying asset.  The settlement and recognition of the Company’s ownership interest was viewed as a favorable outcome.

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

In exchange for these assets, we issued to the Contributor 879,234 shares of our common stock, which represented approximately 19.9% of our issued and outstanding common stock immediately prior to the Closing Date, at a per share value of $2.5183, or $2,214,175 in the aggregate. We issued the remaining $7,785,825 of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of our newly designated non-voting Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible into 25 shares of our common stock, subject to the satisfaction of certain conditions, including stockholder approval of such conversion, which was obtained on October 12, 2017.

The number of shares of common stock issued to the Contributor and to be issued upon conversion of the Series A Convertible Preferred Stock was determined by dividing the $10 million agreed upon value of the assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price of all on-exchange transactions in our common stock executed on The Nasdaq Capital Market, during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by our company and the Contributor Parent on March 31, 2017, as reported by Bloomberg L.P. We believe that the trading price of our common stock at the time of the Contribution Transaction represented the value of our prior medical device business and not our new real estate development business. The value of the contributed assets was arrived at by the mutual agreement of the parties after analyzing each of the assets in comparison to historical sales of similar land parcels. The final valuation attributed to the contributed assets included a significant premium (approximately $5 million) to the fair value of those assets. The premium was paid in order to secure our ability to receive potential future contributions from the Contributor Parties. Those future contributions, however, were never made.

We also assumed the obligations of the Contributor and its affiliates under certain agreements covering the delivered assets, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company, dated as of May 16, 2012, and all amendments thereto; and a Construction Contract dated, November 19, 2014, between Central Valley Gas Stations Development, LLC, as owner, and First Capital Builders, LLC, as contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA. We expect to enter into amended operating agreements with respect to some or all of these entities. As of the filing of this report, the agreements have not been amended.

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

Our Prior Business Operations

Until the recent sale of the last significant business unit (its consumer products division which was sold to ICTV Brands, Inc., or ICTV, on January 23, 2017), the Company was a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

Before the Company commenced its current real estate business, it organized the business into three operating segments based upon the management structure, products and services offered, markets served and types of customers, as follows: The Consumer segment (sold to ICTV on January 23, 2017) derived its revenues from the design, development, manufacturing and selling of long-term hair reduction and acne consumer products. The Physician Recurring segment derived its revenues from the XTRAC (sold to MELA Sciences on June 22, 2015) procedures performed by dermatologists, the sales of skincare products (sold to Pharma Cosmetics on September 15, 2016), the sales of surgical disposables and accessories to hospitals and surgery centers (sold to Dalian JiKang Medical Systems September 1, 2015) and on the repair, maintenance and replacement parts on various products. The Professional segment generated revenues from the sale of equipment, such as lasers, medical and esthetic light and heat based products and LED products.

The proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. Except for the liquidation of remaining inventory, the carrying amount of which is insignificant as of March 31, 2018, this business segment effectively ceased operations with the sale to NEOVA on September 23, 2016.

Results of Operations

The following table sets forth key components of our results of operations during the three months ended March 31, 2018 and 2017.

(All dollar amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
General and administrative	$1,210	$—
Operating loss	(1,210)	—
Revaluation of option to purchase redeemable convertible preferred stock	(273)	—
Interest and other financing expense, net	(34)	—
Income tax provision	(212)	—
Loss from continuing operations	(1,729)	—
Gain (loss) from discontinued operations	79	(1,849)
Net loss including portion attributable to noncontrolling interest	(1,650)	—
Loss attributable to noncontrolling interest	1	—
Net loss	(1,649)	(1,849)
Dividend on redeemable convertible preferred stock	(79)	—
Accretion of redeemable convertible preferred stock to redemption value	(1,968)	—
Net loss attributable to common stockholders	$(3,696)	$(1,849)

General and administrative expenses. For the three months ended March 31, 2018, general and administrative expenses were approximately $1.2 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the three months ended March 31, 2017, general and administrative expenses were included in the loss from discontinued operations.

Revaluation of option to purchase redeemable convertible preferred stock. For the three months ended March 31, 2018, the revaluation of the option to purchase redeemable convertible preferred stock increased by approximately $273 due to the increase in the conversion rate of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to increase. The carrying amount of this instrument included in the accompanying condensed consolidated balance sheet decreased by $677 during the three months ended March 31, 2018 due to the partial exercise of the written call option.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the three months ended March 31, 2018 was approximately $34.

Net Loss. The factors discussed above resulted in a net loss, including discontinued operations, of approximately $1.65 million during the three months ended March 31, 2018, as compared to net loss of approximately $1.85 million fully attributable to discontinued operations during the three months ended March 31, 2017, with the Company primarily becoming a real estate asset management and development company.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2018, we had an accumulated deficit of approximately $138.5 million and stockholders’ deficit of approximately $7.1 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses.

Cash and cash equivalents as of March 31, 2018 were approximately $2.2 million. We have historically financed activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with the sale of certain assets and business units.

On March 31, 2017, we entered into the Contribution Agreement, under which certain real estate investment properties were contributed to our company in exchange for the issuance of our capital stock. Closing of the Contribution Agreement occurred on May 17, 2017. However, the assets assumed in such contribution do not represent a business and are not producing cash flows and/or revenues at present.

On December 22, 2017, we entered into a securities purchase agreement, or the OFI Purchase Agreement, with Opportunity Fund I-SS, LLC, a Delaware limited liability company, or OFI, under which OFI may invest up to $15 million in the Company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share. On December 22, 2017, the Company completed the first closing under the OFI Purchase Agreement, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, the Company completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. On April 20, 2018, we entered into a Cancellation and Exchange Agreement, or the Exchange Agreement, with OFI, pursuant to which the parties agreed to complete a third closing under the OFI Purchase Agreement, pursuant to which OFI agreed to provide $2 million to us in exchange for 2,000,000 shares of Series B Preferred Stock. In addition, OFI agreed to cancel 95,770 shares of our Series A Convertible Preferred Stock held by it, in exchange for which we agreed to issue 5,382,274 shares of our common stock to OFI, subject to stockholder approval. On April 18, 2018, we obtained stockholder approval of such issuance, which will become effective 20 days following our mailing of an information statement on Schedule 14C to our stockholders. The third closing will take place within three (3) days after our mailing of such information statement.

Under the OFI Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the OFI Purchase Agreement has been terminated in accordance with its terms. OFI has no obligation to continue to invest in the Company, and there are restrictions placed by OFI on the use of these funds.

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

Summary of Cash Flows

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

(In thousands)

	Three Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(808)	$(2,673)
Net cash provided by investing activities	—	3,262
Net cash provided by financing activities	2,023	—
Effect of exchange rate changes on cash	21	98
Net increase in cash and cash equivalents	1,236	687
Cash and cash equivalents at beginning of period	948	2,335
Cash and cash equivalents at end of period	$2,814	$3,022

Net cash used in operating activities was approximately $808 thousand for the three months ended March 31, 2018, compared to approximately $2.7 million net cash used in operating activities for the three months ended March 31, 2017. The primary reason for the change is the continual wind-down of the former business operations ahead of the acquisition of income-producing real estate properties.

Net cash used in investing activities was $0 for the three months ended March 31, 2018, compared to approximately $3.3 million provided by for the three months ended March 31, 2017. The primary reason for the change was the cash received from the sale of the consumer division to ICTV. On January 23, 2017, the Company sold its consumer products division to ICTV for a total selling price of $9.5 million (see Note 2 Discontinued Operations, to our consolidated financial statements). The Company collected $5 million of that purchase price and the remaining amount of up to $4.5 million was to be payable through a contingent royalty on the sale of consumer products by ICTV. That royalty was settled in July 2017 for a payment of $2 million.

Net cash provided by financing activities was approximately $2.02 million for the three months ended March 31, 2018, compared to $0 net cash provided by financing activities for the three months ended March 31, 2017. The increase was due to the $2.2 million of funding received from OFI, net of repayment of notes payable of approximately $202.

Private Placement

On December 22, 2017, we entered into the OFI Purchase Agreement with OFI, under which OFI may invest up to $15 million in the Company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share. See Note 5 to our condensed consolidated financial statements for the terms of the Series B Preferred Stock.

On December 22, 2017, we completed the first closing under the OFI Purchase Agreement, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, we completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. Under the OFI Purchase Agreement, OFI may, but is not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million has been invested or the OFI Purchase Agreement has been terminated in accordance with its terms.

On April 20, 2018, we entered into the Exchange Agreement with OFI, pursuant to which the parties agreed to complete a third closing under the OFI Purchase Agreement, pursuant to which OFI agreed to provide $2 million to us in exchange for 2,000,000 shares of Series B Preferred Stock. In addition, OFI agreed to cancel 95,770 shares of our Series A Convertible Preferred Stock held by it, in exchange for which we agreed to issue 5,382,274 shares of our common stock to OFI, subject to stockholder approval. On April 18, 2018, we obtained stockholder approval of such issuance, which will become effective 20 days following our mailing of an information statement on Schedule 14C to our stockholders. The third closing will take place within three (3) days after our mailing of such information statement. We also agreed that, as soon as OFI identifies two director nominees to us, our nominating committee will commence its customary vetting process. On or prior to the closing of the additional investment, we agreed to appoint such director nominees to our board of directors.

Under the OFI Purchase Agreement, the proceeds from the first closing were to be used for working capital and general corporate purposes, the proceeds from the second closing were to be used to perform due diligence and invest in Income Generating Properties (as defined in the OFI Purchase Agreement) that have been approved by Board of Directors, and proceeds from subsequent closings were be used to invest in Income Generating Properties (as defined in the OFI Purchase Agreement) that have been approved by our Board of Directors or as otherwise agreed to between us and OFI in writing prior to such subsequent closings. On March 16, 2018, we an OFI entered into a letter agreement, pursuant to which OFI agreed that we may use all proceeds for the purposes and uses described in a budget agreed to between us and OFI at the time the letter agreement was signed. In connection with such letter agreement, we agreed to provide OFI, on a quarterly basis, on or prior to 15 days after the end of each quarter, a report that describes, in reasonable detail, the actual expenses incurred and payments made during such period compared to the expenses and payments specified in the budget for such period, certified by our Chief Financial Officer.

The OFI Purchase Agreement is subject to the usual pre- and post-closing representations, warranties and covenants. In addition, we agreed that, so long as the shares of Series B Preferred Stock purchased by OFI are outstanding, our debt (as defined by U.S. generally accepted accounting principles) shall not exceed 45% of our fixed assets without the prior written consent of the Requisite Holders.

As a condition to the first closing, we entered into a registration rights agreement, or the OFI Registration Rights Agreement, with OFI, pursuant to which we agreed to register all shares of common stock that may be issued upon conversion of the Series B Preferred Stock, or the Registrable Securities, under the Securities Act. We agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the first closing and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Series B Preferred Stock may have under the OFI Registration Rights Agreement or under applicable law, we shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) the Series B Original Issue Price by (y) the number of shares of Registrable Securities held by the holder (such product referred to herein as the Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (such product referred to as the OFI Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1% of the OFI Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the OFI Registration Rights Agreement shall be 10% of the OFI Investment Amount. On January 23, 2018, we filed a registration statement on Form S-3 to register the shares issued to OFI in the first closing. OFI waived its right to liquidated damages in connection with the late filing of such registration statement. Pursuant to the Exchange Agreement, we agreed that the 5,382,274 shares of common stock to be issued to OFI shall constitute “Registrable Securities” under the OFI Registration Rights Agreement, and that we would use commercially reasonable efforts to promptly amend the registration statement to include these shares.

Under the OFI Purchase Agreement, we also agreed to indemnify and hold OFI and its successors and permitted assignees (collectively referred to herein as the Investor Indemnified Parties) harmless from, any and all Damages (as defined below) incurred or suffered by such Investor Indemnified Party arising out of any inaccuracy or other breach of any representation or warranty of our company in any of the Transaction Documents (as defined in the OFI Purchase Agreement) or any breach of covenant or agreement made by us in any of the Transaction Documents. “Damages” means the amount of (i) the sum of the aggregate amount of all damages, losses, liabilities and expenses (including reasonable expenses of investigation and reasonable attorneys’ fees and expenses) in connection with any action, suit or proceeding whether involving a third party claim or a claim solely between the parties, but excluding any incidental, indirect or consequential damages, losses, liabilities or expenses; (ii) multiplied by the Indemnity Gross Up Factor. The “Indemnity Gross Up Factor” is equal to X divided by Y, where X is equal to 1 and Y is equal to 1 minus a fraction, the numerator of which is equal to the number of shares of common stock held by OFI, determined and on a fully diluted basis assuming the full conversion of shares of Series B Preferred Stock that OFI is then entitled to convert; and the denominator of which is the number of shares of common stock determined on a fully diluted basis. Notwithstanding the foregoing, no Investor Indemnified Party shall be entitled to indemnification unless and until the aggregate Damages incurred in respect of all claims collectively exceeds $50,000 whereupon Investor Indemnified Parties shall only be entitled to indemnification for all such Damages in excess of such $50,000 threshold.

The Purchase Agreement may be terminated by the written agreement of us and OFI, or by us or OFI if the final closing does not take place prior to December 31, 2018.

Payout Notes and Stock Grant Agreement

Under the Contribution Agreement, amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to convertible secured notes in the principal amounts of $3,133,934, $977,666 and $1,515,000, respectively, following approval from our stockholders on October 12, 2017 (which we refer to as the Payout Notes). The Payout Notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and were secured by a security interest in all of our assets pursuant to a security agreement that we entered into with the holders of the Payout Notes on October 12, 2017. The Payout Notes were convertible into shares of our common stock and we agreed to register the shares underlying the Payout Notes within thirty (30) days of issuance with best efforts to cause the registration statement covering such shares to become effective within one-hundred twenty (120) days of issuance. On November 14, 2017, we filed a registration statement on Form S-3 (which we refer to as the Prior Registration Statement) to register all shares that may be issued upon conversion of the Payout Notes, which was subsequently amended to include the Payout Shares issued under the Stock Grant Agreement described below.

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

Pursuant to the Stock Grant Agreement, we agreed to make twelve (12) monthly payments on the first of each month commencing on January 1, 2018 in the amounts of $21,328.16, $6,653.56 and $10,310.42 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively (which we refer to as the Cash Payments). The Cash Payments are consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement. We are required to issue the Additional Shares promptly, but in any event within ten (10) days after we obtain stockholder approval of such issuance.

On December 22, 2017, in connection with the Stock Grant Agreement, we entered into a registration rights agreement, or the Note Holder Registration Rights Agreement, with the Note Holders, pursuant to which we agreed to register the Additional Shares under the Securities Act. We agreed to file a registration statement covering the resale of the Additional Shares within 30 days of the Stock Grant Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the Note Holders may have under the Note Holder Registration Rights Agreement or under applicable law, we are required to pay to each Note Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of common stock held by the Note Holder included in the registration statement (such product referred to as the Note Holder Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1.0% of the Note Holder Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the Note Holders under the Note Holder Registration Rights Agreement shall be ten percent (10%) of the Note Holder Investment Amount. The registration rights provision contained in the Payout Notes was incorporated by reference into the Note Holder Registration Rights Agreement, except that the Note Holders waived the breach by our company for failure to timely file the Prior Registration Statement and agreed that they are not entitled to liquidated damages as a result of such failure. Under the Note Holder Registration Rights Agreement, the Note Holders are entitled to liquidated damages if the Prior Registration Statement is not declared effective within 120 days following the date of the Payout Notes, but the Note Holders subsequently agreed to waive their right to such liquidated damages until May 31, 2018. On January 23, 2018, we filed a registration statement on Form S-3 for the Additional Shares. The Note Holders waived their rights to liquidated damages in connection with the late filing of such registration statement and in connection with the effectiveness deadline for such registration statement until May 31, 2018.

Note Payable

In connection with the initial closing under the Contribution Agreement on May 17, 2017, we assumed an installment note, dated April 7, 2015, made by the Contributor in favor of George Zambelli in the original principal amount of $470 thousand and a Long Form Deed of Trust and Assignment of Rents, dated April 7, 2015, between First Capital Real Estate Investments, LLC, as trustor, Fidelity National Title Company, as trustee, and George Zambelli, as beneficiary, which secures the note. The note carries a per annum interest rate of 8% which is payable on a monthly basis from the initial closing date. As of March 31, 2018, the note amounted to $458 thousand ($453 thousand out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

Off-Balance Sheet Arrangements

At March 31, 2018, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and does not believe that inflation has had a material effect on revenues or expenses.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Amendment No. 1 to our Form 10-K/A for the year ended December 31, 2017.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (ASU 2014-09), which amends the existing accounting standards for revenue recognition. In August 2015, FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year. FASB also agreed to allow entities to choose to adopt the standard as of the original effective date. The new revenue recognition standard will be effective in the first quarter of 2018, with the option to adopt it in the first quarter of 2017. The Company currently anticipates adopting the new standard effective January 1, 2018. The new standard also permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective method). In April 2016, FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. ASU 2016-10 covers two specific topics: performance obligations and licensing. This amendment includes guidance on immaterial promised goods or services, shipping or handling activities, separately identifiable performance obligations, functional or symbolic intellectual property licenses, sales-based and usage-based royalties, license restrictions (time, use, geographical) and licensing renewals. In addition, in May 2016, FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which is intended to not change the core principle of the guidance in Topic 606, but rather affect only the narrow aspects of Topic 606 by reducing the potential for diversity in practice at initial application and by reducing the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The Company has adopted this standard effective January 1, 2018.  This new standard did not have a material impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash” (ASU 2016-18), which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this guidance effective January 1, 2018. This new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): “Clarifying the Definition of a Business”. ASU 2017-01 provides amendments to clarify the definition of a business and affect all companies and other reporting organizations that must determine whether they have acquired or sold a business. The amendments are intended to help companies and other organizations evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and should be applied prospectively as of the beginning of the period of adoption. Early adoption is permitted under certain circumstances. The Company adopted this guidance effective January 1, 2018. This new guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which includes guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance will be effective for the fiscal year beginning on January 1, 2018, including interim periods within that year (early adoption is permitted). The Company adopted this guidance effective January 1, 2018. This new guidance did not have a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of Amendment No.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, which we are in the process of remediating as of March 31, 2018, our disclosure controls and procedures were not effective. This evaluation as of March 31, 2018 should be read in conjunction with Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 for the description of this material weakness.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2018, our management identified a material weakness in the control regarding identification and valuation of select assets acquired in 2017. Management was reliant on a 3rd party valuation report that had misstatements as to specific property details that were the analysis drivers for the price per square foot and ultimate valuation of the assets acquired in 2017. This control deficiency resulted in the misstatement of the value of an asset acquired in mid-2017 for the year ended December 31, 2017 (and the restatement of the audited consolidated financial statements as of and for the year ended December 31, 2017, included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2017).

We are remediating this material weakness by, among other things, implementing a process of enhanced, multi-stage review of the identification and valuation of all assets to be acquired by the Company, including verification of identifying indicators for each asset. The actions that we are taking are subject to ongoing senior management review, including review by our new senior management team which joined the Company as of January 2, 2018, as well as oversight by our Audit Committee. Management believes the foregoing efforts will effectively remediate the material weakness incurred in 2017 by implementing best practices in 2018 and reevaluating the effectiveness over the course of the year.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the first quarter of fiscal year 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2018, we did not repurchase any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2018, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company filed with Nevada Secretary of State on October 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)

3.2	Certificate of Designation of Series A Convertible Preferred Stock filed with Nevada Secretary of State on May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 19, 2017)

3.3	Certificate of Designation of Series B Preferred Stock filed with Nevada Secretary of State on December 22, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 29, 2017)

3.4	Amended and Restated Bylaws of the Company adopted on May 17, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)

10.1	Letter Agreement, dated March 16, 2018, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2018)

10.2	Amended and Restated Separation Agreement, dated February 12, 2018, between FC Global Realty Incorporated and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2018)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ++	XBRL Instance Document

101.SCH ++	XBRL Taxonomy Extension Schema Document

101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

++XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a report for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2018	FC GLOBAL REALTY INCORPORATED

/s/ Vineet P. Bedi
Name: Vineet P. Bedi
Title: Chief Executive Officer

/s/ Matthew Stolzar
Name: Matthew Stolzar
Title: Chief Financial Officer