Form 10-Q
period 2018-06-30
FC Global Realty Inc
filed 2018-08-20
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-11635

FC GLOBAL REALTY INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	59-2058100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Computer Drive, Building G, Willow Grove, PA 19090

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

As of August 20, 2018, there were 14,833,920 shares of common stock of the registrant issued and outstanding.

FC GLOBAL REALTY INCORPORATED

Quarterly Report on Form 10-Q

 Period Ended June 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FC GLOBAL REALTY INCORPORATED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

 (In thousands, except share and per share amounts)

	June 30 2018	December 31, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$892	$948
Prepaid expenses and other current assets	507	646
Total current assets	1,399	1,594
Non-current assets:
Investment properties	2,380	2,055
Investment in other company, net	1,806	1,806
Property and equipment, net	4	5
Other assets, net	302	334
Total non-current assets	4,492	4,200
Total assets	$5,891	$5,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$516	$778
Accounts payable	705	612
Accrued compensation and related expenses	389	467
Other accrued liabilities	2,745	2,450
Total current liabilities	4,355	4,307
Non-current liabilities:
Option to purchase Redeemable Convertible Preferred Stock (Note 5)	1,418	4,390
Note payable, net of current portion	452	454
Total non-current liabilities	1,870	4,844
Total liabilities	6,225	9,151

Commitments and contingencies (Note 4)

Redeemable Convertible Preferred Stock Series B, $.01 par value; 15,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 1,855,337 and 1,500,000 issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017, respectively, net of amount allocated to option to purchase additional shares; Aggregate liquidation preference $1,948 and $1,503 at June 30, 2018 (unaudited) and December 31, 2017, respectively (Note 5)	2,545	87

Stockholders’ deficit (Note 5):
Common Stock, $.01 par value, 500,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 14,833,920 shares issued and outstanding at June 30, 2018 (unaudited) and 11,868,619 shares issued and outstanding at December 31, 2017	149	119
Preferred A Stock $.01 par value, 3,000,000 shares authorized at June 30, 2018 (unaudited) and December 31, 2017; 123,668 issued and outstanding at June 30, 2018 (unaudited) and December 31, 2017;	1	1
Additional paid-in capital	134,974	132,446
Accumulated deficit	(137,030)	(135,022)
Accumulated other comprehensive loss	(1,145)	(1,162)
Total stockholders’ deficit attributable to FC Global Realty Incorporated	(3,051)	(3,618)
Noncontrolling interest	172	174
Total stockholders’ deficit	(2,879)	(3,444)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$5,891	$5,794

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

  (In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,
	2018	2017

Rental income	$11	$—
Rental expense	1	—
Gross income	10	—

General and administrative	934	1,848
Operating loss	(924)	(1,848)
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	2,568	—
Revaluation of asset contribution related financial instruments	—	2,622
Interest and other financing expense, net	(38)	(46)
Income from continuing operations, before taxes on income	1,606	728
Taxes on income (income tax provision)	3	—
Income from continuing operations	1,609	728

Discontinued operations:
Gain from discontinued operations (Note 2)	140	411

Net income including portion attributable to non-controlling interest	1,749	1,139
Loss attributable to non-controlling interest	1	—
Net income	1,750	1,139
Dividend on redeemable convertible preferred stock	(62)	—
Net income attributable to common stockholders and participating securities	$1,688	$1,139

Basic net income per share (Note 3):
Continuing operations	$0.08	$0.12
Discontinued operations	0.01	0.07
	$0.09	$0.19

Diluted net income (loss) per share (Note 3):
Continuing operations	$0.08	$(0.04)
Discontinued operations	0.01	0.07
	$0.09	$0.03

Shares used in computing basic net loss per share	12,846,190	4,786,218
Shares used in computing diluted net loss per share	19,716,419	36,185,555

Other comprehensive income:
Foreign currency translation adjustments	(4)	176
Comprehensive income	$1,746	$1,315

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

  (In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
Rental income	$11	$—
Rental expense	1	—
Gross income	10	—

General and administrative	2,144	1,848
Operating loss	(2,134)	(1,848)
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	2,295	—
Revaluation of asset contribution related financial instruments	—	2,622
Interest and other financing expense, net	(72)	(46)
Income from continuing operations, before taxes on income	89	728
Taxes on income (Note 6)	(209)	—
Income (loss) from continuing operations	(120)	728
Discontinued operations:
Income (loss) from discontinued operations (Note 2)	219	(1,438)
Net income (loss) including portion attributable to non-controlling interest	99	(710)
Loss attributable to non-controlling interest	2	—
Net income (loss)	101	(710)
Dividend on redeemable convertible preferred stock	(141)	—
Accretion of redeemable convertible preferred stock to redemption value	(1,968)	—
Net loss attributable to common stockholders and participating securities	$(2,008)	$(710)

Basic net income (loss) per share (Note 3):

Continuing operations	$(0.15)	$0.14
Discontinued operations	0.01	(0.07)
	$(0.14)	$(0.07)

Diluted net income (loss) per share (Note 3):
Continuing operations	$(0.15)	$(0.29)
Discontinued operations	0.01	(0.06)
	$(0.14)	$(0.35)

Shares used in computing basic net loss per share	12,360,105	4,574,830
Shares used in computing diluted net loss per share	12,360,105	20,361,237

Other comprehensive income (loss):
Reclassification of cumulative translation adjustment to statement of operations	$—	$3,021
Foreign currency translation adjustments	17	278
Total other comprehensive income	17	3,299
Comprehensive income (loss)	$118	$2,589

The accompanying notes are an integral part of these consolidated financial statements.

 FC GLOBAL REATLY INCORPORATED AND SUBSIDIARIES

  CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2018

  (In thousands, except share and per share amounts)

(unaudited)

			Stockholders’ deficit
	Redeemable Convertible Preferred Stock Series B		Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interest
	Shares	Amount	Shares	Amount	Shares	Amount					Total
BALANCE, JANUARY 1, 2018	1,500,000	$87	11,868,619	$119	123,668	$1	$132,446	$(135,022)	$(1,162)	$174	$(3,444)
Stock based compensation	—	—	—		—	—	5	—	—	—	5
Issuance of Series B redeemable convertible preferred stock and embedded option	2,225,000	2,225	—	—	—	—	—	—	—	—	—
Partial exercise of series B redeemable convertible preferred stock written call option (Note 5)	—	677	—	—	—	—	—	—	—	—	—
Dividend on Series B redeemable convertible preferred stock (Note 5)	—	141	—	—	—	—	—	(141)	—	—	(141)
Accretion of Series B redeemable convertible preferred stock to redemption value (Note 5)	—	1,968	—	—	—	—	—	(1,968)	—	—	(1,968)
Conversion of series B redeemable convertible preferred stock into common stock	(1,869,663)	(2,553)	2,965,301	30	—	—	2,523	—	—	—	2,553
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	17	—	17
Net Income (Loss)	—	—	—	—	—	—	—	101	—	(2)	99
BALANCE, JUNE 30	1,855,337	$2,545	14,833,920	$149	123,668	$1	$134,974	$(137,030)	$(1,145)	$172	$(2,879)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net Income	$(120)	$728
Adjustments to reconcile loss to net cash used in operating activities related to continuing operations:
Stock-based compensation	5	124
Revaluation of asset contribution related financial instruments, net	—	(2,622)
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	(2,295)	—
Depreciation and amortization	2	296
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	171	1,388
Accounts payable	93	(1,396)
Accrued compensation and related expenses	(78)	(1,452)
Other accrued liabilities	324	(4,113)
Adjustments related to continuing operations	(1,898)	(7,047)
Adjustments related to discontinued operations	219	1,688
Net cash used in operating activities	(1,679)	(5,359)

Cash Flows From Investing Activities:
Direct expenses related to asset acquisition	—	(283)
Purchases of investment properties	(326)	—
Net cash used in investing activities - continuing operation	(326)	(283)
Net cash provided by investing activities - discontinued operations	—	5,107
Net cash (used in) provided by investing activities	(326)	4,824

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock and embedded option (Note 5)	2,225	—
Payment of notes payable	(293)	—
Net cash provided by financing activities -continuing operation	1,932	—
Net cash provided by financing activities	1,932	—

Effect of exchange rate changes on cash and cash equivalents	17	279
Change in cash and cash equivalents	(56)	(256)

Cash and cash equivalents at the beginning of period	948	2,335
Cash and cash equivalents at the end of period	$892	$2,079

Supplemental disclosure of non-cash activities:
Cash paid for income taxes	$—	$73
Cash paid for interest	$72	$—
Receivable from acquirer of group of assets	$—	$2,000
Partial exercise of written call option on redeemable convertible preferred stock (Note 5)	$677	$—
Dividend on redeemable convertible preferred stock (Note 5)	$141	$—
Accretion of redeemable convertible preferred stock to redemption value (Note 5)	$1,968	$—
Conversion of Series B redeemable convertible preferred stock into common stock	$2,553	$—
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition	$—	$4,836

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

Stock Delisting from Nasdaq and Transfer to OTC

On February 23, 2018 and March 13, 2018, the Company had received two delisting notices from Nasdaq this year, the first concerning the Company’s failure to comply with the $1.00 minimum bid price under Nasdaq Marketplace Rule 5550(a)(2), and the second with regard to the Company’s stockholder equity, which had fallen below the minimum $2.5 million required to be maintained under Nasdaq Marketplace Rule 5550(b)(1).

On June 18, 2018, the Company received a delisting determination letter from The Nasdaq Stock Market’s Listing Qualifications Department (“Nasdaq”) relating to the Company’s Common Stock. In that letter, Nasdaq stated that the Company is not in compliance with Nasdaq’s Listing Rules 5635(b), 5635(c), 5635(d)(1) and 5635(d)(2) with regard to shareholder approval of certain transactions involving the sale of shares of Series B Preferred Stock to Opportunity Fund I-SS, LLC (“OFI”), the conversion of certain promissory notes held by affiliates of the Company and related transactions entered into with such affiliates, the acquisition of common stock and Series A Preferred Stock by OFI from First Capital Real Estate Operating Partnership, L.P. and the timing of these transactions and contingencies between them.

As a result of the violations of the shareholder equity and shareholder approval rules, Nasdaq has determined to delist the Company’s securities. While the Company has a right of appeal with regard to this most recent notice, the Company’s Board of Directors, after evaluating the matter, has determined that it is in the Company’s best interests to remove its securities from trading on Nasdaq while it addresses these issues, and has therefore waived its right of appeal.

The Company’s common stock ceased to trade on the Nasdaq Capital Market prior to the opening of business on June 20, 2018, and moved on that date to trading and quotation on the Pink Current Information tier operated by the OTC Markets Group Inc. The Company’s trading symbol remains FCRE. Trading and quotation information is available at www.otcmarkets.com. The Company intends to apply for its common stock to be quoted and traded on the OTCQB Market.

The Company plans to continue to maintain an independent Board of Directors with an independent Audit Committee and provide annual financial statements audited by a registered Public Company Accounting Oversight Board auditor and unaudited interim financial reports, prepared in accordance with US GAAP. In addition, the Company’s Board of Directors will continue to evaluate options to maximize the value of the Company’s assets, including opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 1 (Cont.)

Liquidity and Going Concern

As of June 30, 2018, the Company had an accumulated deficit of $137 million and the Company incurred an operating loss for the six months ended June 30, 2018 of approximately $2 million. Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

As of June 30, 2018, the Company’s cash and cash equivalents amounted to $892. While the Company is a party to a Securities Purchase Agreement (the “OFI Purchase Agreement”) with OFI, and has raised certain funds under that agreement in both 2017 and in 2018 through the date of the financial statements (see also Note 5), OFI has no obligation to continue to invest in the Company, and there are restrictions placed by OFI on the use of these funds. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its ongoing operations.

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

Resignation of Officers and Director

Effective June 16, 2018, Vineet P. Bedi resigned his position as Chief Executive Officer and President of the Company, as well as President of the Company’s subsidiaries.

Also effective June 16, 2018, Matthew Stolzar resigned his position as Chief Financial Officer and Chief Investment Officer of the Company and of the Company’s subsidiaries.

Effective June 18, 2018, Robert Froehlich resigned as Chairman and a member of the Company’s Board of Directors as well as from his membership in the Board’s Audit, Compensation and Nominations and Corporate Governance Committees.

Appointment of Officers

On June 20, 2018, the Company’s Board of Directors appointed Michael R. Stewart to fill the positions of both Chief Executive Officer and Chief Financial Officer of the Company.

Appointment of Directors

Effective June 18, 2018, Kristen E. Pigman was appointed by the Board. Effective June 20, 2018, Michael E. Singer was appointed by the Board. Effective August 15, 2018, Michael Singer resigned from his position (see also Note 7).

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

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2017 have been retrospectively adjusted to reflect the operating results of the consumer business as discontinued operations separately from continuing operations. The Company recognized a net loss from discontinued operations of $1,438, including the loss on the sale of the discontinued operations in the six months ended June 30, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

The Company recognized a gain of $219 related to the discontinued operations during the six months ended June 30, 2018, as a result of the sale of residual inventory to third parties.

The following is a summary of income (loss) from discontinued operations for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:	$—	$—	$—	$3,539
Cost of revenues	—	—	—	100
Gross profit	—	—	—	3,439
Operating expenses:
Engineering and product development	—	—	—	143
Selling and marketing	—	—	—	620
General and administrative	—	—	—	2,342
Other income, net	—	(2,650)		(2,650)
Loss on disposal of assets	—	2,166	—	4,251
Income (loss) from discontinued operations before interest and other financing expense, net	—	484	—	(1,267)
Interest and other financing expense, net	—	—	—	(77)
Income (loss) from discontinued operations before income taxes	—	484	—	(1,344)
Income tax expenses allocated to discontinued operations	—	(73)	—	(94)
Income (loss) from discontinued operations	—	411	—	(1,438)
Gain from disposal of discontinued operations, net of taxes	140	—	219	—
Net gain (loss) from discontinued operations	$140	$411	$219	$(1,438)

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

The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period in the future.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Entities in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other interest holders do not possess the right to affect significant management decisions, are generally accounted for under the voting interest consolidation method of accounting. Participation of other interest holders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Non-controlling Interest” in the Company’s consolidated balance sheets and “net income (loss) attributable to the non-controlling interest” in the Company consolidated statements of comprehensive loss. Non-controlling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary.

Any changes in the Company’s ownership interest in a consolidated subsidiary, through additional equity issuances by the consolidated subsidiary or from the Company acquiring the shares from existing shareholders, in which the Company maintains control is recognized as an equity transaction, with appropriate adjustments to both the Company’s additional paid-in capital and the corresponding non-controlling interest.

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) identification of and measurement of instruments in equity and mezzanine transactions; (2) impairment of investment properties and investment in other company; (3) evaluation of going concern; and (4) contingencies.

Revenue recognition

On April 26, 2018, the Company’s subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square-foot medical office building in Dayton, Ohio for a $326 purchase price, paid in cash consideration. The building’s former owner, and current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms. The Company is accounting for the arrangement as an operating lease under ASC 840, Leases.

The Company records rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that we expect to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Summary of Significant Accounting Policies:

Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the convertible Series A Preferred Stock and Series B Preferred Stock) are considered in the computation of basic income (loss) per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A preferred shares were included in the computation, while the Series B preferred shares were not.

Diluted income (loss) per common share is computed similar to basic income per share, except that the denominator is decreased (increased) to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net income (loss) is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method, and of convertible Series A Preferred Stock and Series B Preferred Stock which their potential dilutive effect is considered using the “if-converted method”.

The net income (loss) from continuing operations and the weighted average number of shares used in computing basic net income (loss) per share from continuing operations for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net income (loss)	$1,750	$1,139	$101	(710)
Net loss (gain) from discontinued operations attributable to common stockholders	(140)	(411)	(219)	1,438
Accretion of Series B Preferred Stock to redemption value (*)	—	—	(1,968)	—
Preferred dividend on Series B Preferred Stock (**)	(62)	—	(141)	—
Participation of stockholders of Series A Preferred Stock in the net loss from continuing operations	—	—	384	—
Participation of stockholders of Series A and B Preferred Stock in the net income from continuing operations	(512)	(131)	—	(66)
Net basic income (loss) from continuing operations attributable to common stockholders	$(1,036)	$597	$(1,843)	$662

Denominator:
Shares of common stock used in computing basic net income (loss) per share	12,846,190	4,786,218	12,360,105	4,574,830

Net income (loss) per share of common stock from continuing operations, basic	$0.08	$0.12	$(0.15)	$0.14

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Summary of Significant Accounting Policies:

Loss per Share (Cont.)

(*)	Based on the rights and privileges of Series B Preferred Stock, since the Company did not obtain shareholder approval at March 31, 2018, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. Consequently, in each reporting period commencing March 31, 2018, the outstanding Series B Preferred Stock is recorded at its maximum redemption value until the occurrance of redemption or a conversion as prior.

(**)	The net loss used for the computation of basic and diluted net loss per share for three and six months ended June 30, 2018, includes the preferred dividend requirement of 8% per share per annum for the Series B Preferred Stock, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation under the liquidation preference right (see also Note 5).

The net income (loss) from continuing operations and the weighted average number of shares used in computing diluted net income (loss) per share from continuing operations for the three and six months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Numerator:
Net basic income (loss) from continuing operations attributable to common stockholders	$1,036	$597	$(1,843)	$662
Participation of stockholders of Series A and B Preferred Stock in net income from continuing operations	512
Adjustment related to revaluation of asset contribution related financial instruments, net securities	—	(2,622)	—	(2,622)
Participation of stockholders of Series A Preferred Stock in the adjustment related to revaluation of asset contribution related financial instruments, net securities	—	470	—	470
Net basic income (loss) from continuing operations attributable to common stockholders	$1,548	$(1,555)	$(1,843)	$(1,490)

Denominator:
Shares of common stock used in computing basic net income (loss) per share	12,846,190	4,786,218	12,360,105	4,574,830
Incremental shares related to assumed conversion of Series A and B Preferred Stock into Common Stock	6,870,229
Incremental shares related to assumed exercise of asset contribution financial instruments	—	31,399,337	—	15,786,407
Diluted number of common and common stock equivalent shares outstanding	19,716,419	36,185,555	12,360,105	20,361,237

Net income (loss) per share of common stock from continuing operations, diluted	$0.08	$(0.04)	$(0.15)	$(0.07)

For the three months ended June 30, 2018, diluted income per share excludes stock options and common stock to be issued upon written call option, as the effect of their inclusion would be anti-dilutive. For the six months ended June 30, 2018, diluted loss per share excludes stock options, Series A and B Preferred Stock and common stock to be issued upon written call option, as the effect of their inclusion would be anti-dilutive. For the three and six months ended June 30, 2017, diluted loss per share excludes stock options and Series A Preferred Stock, as the effect of their inclusion would be anti-dilutive due to the net loss attributable to common stockholders for the period.

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

A Motion to Dismiss this action was filed with the court on behalf of all defendants. On April 12, 2018, plaintiffs filed an Amended Complaint in this matter. Plaintiffs also filed a response to the defendants’ Motion. Defendants filed a Memorandum in support of their Motion to Dismiss as well as a response to the plaintiffs’ response to the Motion, addressing both the original and the Amended Complaint in those filings. The Motion is now pending before the Court and there is no time frame known in which the Court may rule on the Motion.

The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters. More information is available from the Company’s prior filings in its Annual Reports on Form 10-K/A for the year ended December 31, 2018; and in its Quarterly Report for the quarter ended March 31, 2018 on Form 10-Q.

Avalon

On January 12, 2018, the Company received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1-5. The suit asked the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint did not name the Company or any of its subsidiaries or specifically question the Company’s interest in Avalon Jubilee LLC, it raised questions about whether the transfers of interest leading to the Company’s acquisition of its interest in Avalon Jubilee LLC were properly made in accordance with the Avalon Jubilee operating agreement.

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

Employee Misappropriation of Funds

In January 2018, as a result of new control procedures instituted by the management team, the Company discovered that a former employee had charged personal expenses to a company credit card, making unauthorized payments to herself in the form of bonuses and car allowances and theft of Company inventory over several years as mentioned below. Upon discovery, the Company took immediate steps to remove such employee’s access to Company assets, placed her on paid leave, and launched an internal investigation. Based on the results of the preliminary internal investigation, the employee was terminated on January 26, 2018.

The Company engaged an accounting firm to conduct a forensic accounting investigation, which concluded that the employee misappropriated corporate funds for her personal benefit by charging personal items to a company credit card, making unauthorized payments to herself in the form of bonuses and car allowances and theft of Company inventory between May 2011 through January 2018, resulting in an aggregate misappropriation of Company funds in the amount of approximately $484.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

After considering the qualitative and quantitative aspects in accordance with Staff Accounting Bulletin No. 99, the Company has concluded that this misappropriation of Company funds did not lead to a material misstatement on any of the previous financial statements covering the aforementioned period of time that would require restatement of those financial statements. Such determination was based, among others, on the following: (i) the magnitude of the theft, as a percentage, was low relative to revenue, pretax income and asset balance, (ii) the theft would not create any changes to the financial reporting line items, and (iii) most of the journal entries created by the employee, if revised today, would cause zero change to net income or assets and liabilities as those entries related to the Company’s former business operations which were sold to a third parties.

The Company is currently evaluating its options on how best to proceed with recovering these assets.

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

On January 23, 2018, the Company had filed a registration statement on Form S-3 to register the shares issued to OFI in the first closing. OFI waived its right to liquidated damages in connection with the late filing of such registration statement until May 31, 2018.  However, as that registration statement did not become effective by the required deadline, the Company may be required to make liquidated damages payments to the holder of Series B Preferred Stock as of May 31, 2018. As of June 30, 2018, the Company has not completed the registration process and therefore recorded a provision of $59 as part of other accrued liabilities based on management’s best estimate of the liability that the Company has incurred under the Registration Rights Agreement.

Registration Rights Agreements with Payout Note Holders

On October 12, 2017, the Company issued secured convertible promissory notes (the “Payout Notes”) to Dr. Dolev Rafaeli, the Company’s former Chief Executive Officer, Dennis M. McGrath, the Company’s former President and Chief Financial Officer, and Dr. Yoav Ben-Dror, the former director of the Company’s foreign subsidiaries (collectively, the “Note Holders”) in the principal amounts of $3,134, $978 and $1,515, respectively. The Payout Notes were due on October 12, 2018, carried a 10% interest rate, payable monthly in arrears commencing on December 1, 2017, and were convertible into shares of the Company’s Common Stock at maturity. The Company had agreed to register the shares underlying the Payout Notes within 30 days of issuance with best efforts to cause the registration statement covering such shares to become effective within 120 days of issuance. On November 14, 2017, the Company filed a registration statement on Form S-3 (the “First Registration Statement”) to register all shares that may be issued upon conversion of the Payout Notes. On December 22, 2017, the Company and the Note Holders entered into a stock grant agreement (the “Stock Grant Agreement”) to, among other things, cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of the Company’s Common Stock (the “Payout Shares”) and provide for the issuance of an aggregate of 1,857,336 additional shares of Common Stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (the “Additional Shares”), subject to stockholder approval. On January 23, 2018, the First Registration Statement was amended to include the Payout Shares issued under the Stock Grant Agreement.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Registration Rights Agreements with Payout Note Holders (Cont.)

In connection with the Stock Grant Agreement, the Company entered into a registration rights agreement (the “Payout Registration Rights Agreement”) with the Note Holders, pursuant to which the Company agreed to register the shares of common stock under the Additional Shares under the Securities Act. The Company agreed to file a registration statement covering the resale of the Additional Shares within 30 days of the Stock Grant Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the Note Holders may have under the Payout Registration Rights Agreement or under applicable law, the Company shall pay to each Note Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of common stock held by the Note Holder included in the registration statement (such product being the “Payout Investment Amount”); provided that, in no event will the Company be liable for liquidated damages in excess of 1% of the Payout Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the Note Holders under the Payout Registration Rights Agreement shall be 10% of the Payout Investment Amount. The registration rights provision contained in the Payout Notes was incorporated by reference into the Payout Registration Rights Agreement, except that the Note Holders waived the breach by the Company for failure to timely file the First Registration Statement and agreed that they are not entitled to liquidated damages as a result of such failure. Under the Payout Registration Rights Agreement, the Note Holders are entitled to liquidated damages if the First Registration Statement is not declared effective within 120 days following the date of the Payout Notes.

On January 23, 2018, the Company filed a registration statement on Form S-3 for the Additional Shares. The Note Holders waived their rights to liquidated damages in connection with the late filing of such registration statement and in connection with the effectiveness deadline for such registration statement until May 31, 2018. However, as that registration statement did not become effective by the required deadline, the Company may be required to make liquidated damages payments to the holders of the Payout Notes since May 31, 2018. As of June 30, 2018, the Company has not completed the registration process and therefore recorded a provision of $56 as part of other accrued liabilities based on management’s best estimate of the liability that the Company has incurred under the Registration Rights Agreement.

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

In addition, the Company has agreed to issue to Mr. Johnson 271,000 shares of the Company’s common stock, subject to appropriate adjustment for any stock splits, stock or business combinations, recapitalizations or similar events occurring after the date of the agreement. Those shares will be issued on any business day during the period commencing on the date that is six months after the date of the agreement and ending on the date that is three business days after such six-month anniversary. As of June 30, 2018, the aforesaid shares were not issued to Mr. Johnson. As of June 30, 2018, the balance payable to Mr. Johnson, included in accrued compensation and related expenses, is $343 (including the amount related to the shares component).

Resignation of Officers and Director

As discussed in Note 1, the former CEO and CFO of the Company resigned on June 16, 2018 asserting resignations for “good reason” as that term is used in their employment agreements, to which the Company disagrees. To the Company’s knowledge, no complaints against the Company have been filed to date. The Company and its legal counsel believes that a potential claim, if any, would be without merit and intends to vigorously defend against such a claim should one arise. At this stage, the amount of any loss, or range of loss, is highly uncertain and cannot be reasonably estimated. Therefore, the Company has not recorded any contingent liability or reserve related to this particular potential legal matter. If, in the future, the likelihood that the Company could have a loss becomes probable and estimable, the Company may be required to record a contingent liability or reserve for this matter.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5

Redeemable Convertible Preferred Stock and Stockholders’ Deficit:

Common Stock

The Company’s common stock confers upon their holders the following rights:

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

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity (Cont.):

Redeemable Convertible Series B Preferred Stock

The terms of the Redeemable Convertible Series B Preferred Stock are governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on December 22, 2018, as supplemented by that certain supplemental agreement, dated April 20, 2018, between the Company and OFI (the “Supplemental Agreement”), which clarified certain voting and conversion limitations with respect to the Series B Preferred Stock in response to comments from the staff of NASDAQ. Pursuant to the Series B Certificate of Designation, the Company designated 15,000,000 shares of the Company’s preferred stock as “Series B Preferred Stock”. As more fully described below, the Company has issued a total of 3,725,000 shares of Redeemable Convertible Series B Preferred Stock in connection with the OFI Purchase Agreement during 2017 and 2018. Following is a summary of the material terms of the Redeemable Convertible Series B Preferred Stock:

▪	Dividends. Holders of shares of Redeemable Convertible Series B Preferred Stock shall receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on our outstanding common stock at the per annum rate of 8% of the Series B Original Issue Price (as defined below). Dividends on each share of Series B Preferred Stock will accrue daily and be cumulative from December 22, 2017 (the “Series B Original Issue Date”) and shall be payable upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation Event”), a conversion or a redemption. The “Series B Original Issue Price” shall mean $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Series B Preferred Stock. Holders shall also be entitled to receive dividends on shares of Redeemable Convertible Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Redeemable Convertible Series B Preferred Stock is then convertible or otherwise subject to conversion limitations) to and in the same form as dividends actually paid on shares of our common stock when, as and if such dividends are paid on shares of the common stock.

▪	Liquidation. In the event of (i) a Liquidation Event or (ii) a merger or consolidation (other than one in which our stockholders own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets (a “Deemed Liquidation Event”), the holders of shares of Redeemable Convertible Series B Preferred Stock then outstanding shall be entitled to be paid out of our assets available for distribution to stockholders before any payment shall be made to the holders of our common stock, Series A Convertible Preferred Stock or any other class of securities authorized that is specifically designated as junior to the Redeemable Convertible Series B Preferred Stock (the “Junior Securities”) by reason of their ownership thereof, but -pari passu- with the holders of shares of any class of securities authorized that is specifically designated as pari passu with the Redeemable Convertible Series B Preferred Stock (the “Parity Securities”) on a pro rata basis, an amount per share equal to the Series B Original Issue Price, plus any accrued dividends thereon. If upon any such Liquidation Event or Deemed Liquidation Event, our assets available for distribution to stockholders shall be insufficient to pay the holders of shares of Redeemable Convertible Series B Preferred Stock the full amount to which they shall be entitled and the holders of Parity Securities the full amount to which they shall be entitled, the holders of shares of Redeemable Convertible Series B Preferred Stock and the holders of shares of Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Upon a Liquidation Event or a Deemed Liquidation Event, in the event that following the payment of such liquidation preference the Company shall have additional cash and other assets of available for distribution to stockholders, then the holders of shares of Redeemable Convertible Series B Preferred Stock shall participate pari passu with the holders of shares of Parity Securities and Junior Securities based on the then current conversion rate (disregarding for such purposes any conversion limitations) with respect to all remaining distributions, dividends or other payments of cash, shares or other assets and property of our company, if any. As of June 30, 2018, the aggregate liquidation preference amounted to $1,948 (unaudited). The foregoing dollar amount does not include dividends, as the Company’s Board of Directors has not declared any dividends since inception.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity (Cont.):

▪

Voting Rights. On any matter presented to our stockholders for their action or consideration, each holder of Redeemable Convertible Series B Preferred Stock shall be entitled to cast the number of votes equal to the quotient of the aggregate investment amount invested to purchase Series B Preferred Stock divided by $1.12, the market value of the Company’s common stock on December 21, 2017, or approximately 0.893 votes per share (subject to certain conversion limitations described below). Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders shall vote together with the holders of shares of common stock as a single class. However, as long as any shares of Redeemable Convertible Series B Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the outstanding shares of Redeemable Convertible Series B Preferred Stock (the “Requisite Holders”), (i) issue any class of equity securities that is senior in rights to the Redeemable Convertible Series B Preferred Stock, (ii) issue any Parity Securities, (iii) alter or change adversely the powers, preferences or rights given to the Redeemable Convertible Series B Preferred Stock or alter or amend the Series B Certificate of Designation, (iv) amend our articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Redeemable Convertible Series B Preferred Stock, (v) except pursuant to the redemption provisions of Parity Securities, redeem any shares of our preferred stock or common stock (other than pursuant to employee or consultant agreements giving us the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by our Board of Directors), or (vi) enter into any agreement with respect to any of the foregoing.

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

In the light of the above, on May 31, 2018, 1,869,663 shares of the Series B Preferred Stock along with pro-rata accrued dividends were automatically converted into 2,965,301 shares of common stock. As a result of this conversion, an amount of $2,553 was transferred from Redeemable Convertible Preferred Stock Series B account into equity.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity (Cont.):

▪	Redemption. If (i) there is a breach by us of any of our representations and warranties contained in Sections 3.1(a) (Subsidiaries), 3.1(b) (Organization and Qualification), 3.1(c) (Authorization; Enforcement), 3.1(d) (No Conflicts), 3.1(f) (Issuance of the Shares), 3.1(g) (Capitalization), or 3.1(n) (Taxes) of the OFI Purchase Agreement that has not been cured within 30 days after the date of such breach or (ii) Stockholder Approval has not been obtained by March 31, 2018 (each, a “Redemption Event”), then each holder of Redeemable Convertible Series B Preferred Stock may, at its option, require us to redeem any or all of the shares of Redeemable Convertible Series B Preferred Stock held by such holder at a price per share equal to $1.33, plus accrued, but unpaid, dividends through and including the date of such redemption. The Company must provide a notice (as “Event Notice”) to each holder of the occurrence of a Redemption Event of the kind described in (i) above (a “Breach Event”) as soon as practicable after becoming aware of such Breach Event, but in any event, not later than 15 days after such Breach Event and such notice shall provide a reasonable description of such Breach Event. A holder must send written notice of redemption (a “Redemption Notice”) to the Company within 90 days after (i) the Company provides such holder an Event Notice with respect to a Breach Event or (ii) the occurrence of a Redemption Event of the kind described in (ii) above. For the avoidance of doubt, if the Company does not timely provide an Event Notice, the holder shall nevertheless have the right to deliver a Redemption Notice in connection with any Redemption Event. If a holder fails to send a Redemption Notice on prior to the 90th day after the occurrence of any Redemption Event, then such holder will lose such holder’s right to redemption with respect to the particular Redemption Event, but not any other Redemption Event. As of March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. Consequently, in each reporting period commencing March 31, 2018, the outstanding Series B Preferred stock is recorded on its maximum redemption value until the earlier of an redemption or conversion occurrence.

Securities Purchase Agreement

On December 22, 2017, the Company entered into the OFI Purchase Agreement with OFI, under which OFI may, but is not obligated to, invest up to $15,000 in the Company in a series of closings over a period prior to December 31, 2018, in exchange for which OFI will receive shares of the Company’s Redeemable Convertible Series B Preferred Stock (“Series B Shares”) at a purchase price of $1.00 per share (the “Option”).

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

Under ASC 480, “Distinguishing Liabilities from Equity”, Since the Series B Shares have conditional redemption provisions which are outside of the control of the Company and also contain a deemed liquidation preference, the Series B Shares were classified as mezzanine financing at the Initial Date at the residual amount, which was the difference between the total proceeds received and the fair value of the Option. Subsequently, accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method. Changes in the redemption value are considered to be changes in accounting estimates. As described above, as of June 30, 2018, the Series B Shares are presented at their full redemption amount.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity:

Under ASC 480, the aforementioned written call Option is considered freestanding, as the Company believes it is legally detachable and separately exercisable. As the option is exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value and recorded as a non-current financial liability on the consolidated balance sheet. Excess of the initial value of the option liability over the proceeds received was charged immediately into the consolidated statement of comprehensive loss as financing expenses in the fourth quarter of 2017. The Option is marked to market in each reporting period until it is exercised or expired, as earlier, when changes in the fair value of the Option are charged into statement of comprehensive income or loss. For the three and six month periods ended June 30, 2018, the Company recorded income in the total amount of $2,568 and $2,295, respectively due to revaluation of Option to purchase redeemable convertible B preferred stock.

In addition, at the Initial Date, the Company incurred de minimis direct and incremental issuance costs which were charged immediately into the consolidated statement of comprehensive loss as finance expenses, as the written call Option was presented at fair value.

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

In conjunction with the Second Date, OFI partially exercised the written call option present in the OFI Purchase Agreement and therefore upon exercise, the pro-rata share of this liability amounting to $677 was reclassified in the condensed consolidated balance sheet from Option to purchase redeemable convertible preferred stock into redeemable convertible preferred stock Series B, during the three month period ended March 31, 2018.

On the Second Date, each Series B Share (exclusive of dividends) was convertible into 1.24789 shares of common stock valued at $1.00 per share. As a result of the reclassification of the exercised written call option, there was no additional BCF measured.

The fair value of the Option was based on management estimates and values derived from a calculation to provide an approximate indication of value. The fair value of Option is estimated at each reporting and exercise date, including, December 31, 2017, January 24, 2018 and June 30, 2018 by using hybrid method that includes scenario of conversion and scenario liquidation and the Black-Scholes option pricing model. In the first scenario, the Series B Preferred Stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on the total capitalization of the Company. In the second scenario, the Option was estimated based on the value of the Option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the Option. The Company measured the fair value of the Option on a recurring basis in accordance with ASC 820, “Fair Value Measurement and Disclosures” (primary inputs classified at level 3).

The following are the key underlying assumptions that were used:

	December 31, 2017	January 24, 2018	June 30, 2018
Dividend yield (%)	0	0	0
Expected volatility (%)	36.9	37.9	42.4
Risk free interest rate (%)	1.74	1.75	2.11
Strike price	1.00	1.00	1.00
Series B Preferred Stock price	1.13	1.10	0.83
Probability of if-converted scenario (%)	90	90	90
Probability assumed liquidation scenario (%)	10	10	10
Expected term of Option (years)	1.0	0.9	0.5
Option’s fair value per share	$0.33	$0.30	$0.13

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Stockholders’ Equity:

The following tabular presentation reflects the activity in the Option to purchase Redeemable Convertible B Preferred Stock during the six months ended June 30, 2018 -

Fair value of Option to purchase Redeemable Convertible B Preferred Stock
(Unaudited)

Opening balance, January 1, 2018	$4,390
Partial exercise of series B redeemable convertible preferred stock written call option	(677)
Revaluation of option to purchase redeemable convertible B preferred stock	(2,295)

Closing balance, June 30, 2018	$1,418

In the absence of voluntary conversion and assuming no breaches as described above under “Redemption,” the Series B Shares would have automatically converted on May 31, 2018. As such, accretion adjustments to the carrying amount of the Series B Shares to the automatic conversion date of May 31, 2018 are recorded as deemed dividends. However, at March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. As such, as of June 30, 2018, the Company has adjusted the carrying value of the Convertible Series B Preferred Stock to the maximum redemption amount. Activity in the account redeemable convertible preferred stock Series B for the six months ended June 30, 2018, is outlined in the below table -

June 30, 2018
Unaudited

Opening balance, January 1, 2018	$87
Proceeds from issuance of Series B Shares	2,225
Accretion of Series B Preferred Stock to redemption value	1,968
Partial exercise of Series B Preferred Stock written call option on the second date	677
Conversion of Series B Preferred Stock into Common Stock	(2,553)
Dividend on Series B Preferred Stock	141

Closing balance, June 30, 2018	$2,545

Under the Agreement, the Series B Preferred Stock, up to the stated limits, would automatically convert to the Company’s common stock on May 31, 2018. Consequently, 1,869,663 shares of Series B Preferred Stock held by OFI have been converted into 2,965,301 shares, or 19.99% of the 11,868,619 outstanding shares of common stock as of May 31, 2018, which is the applicable conversion date under the OFI Purchase Agreement. The remaining 1,855,337 unconverted shares of the Series B Preferred Stock will remain as mezzanine and will accrued a preferred dividend until such time a conversion is approved by the Company’s shareholders.

In addition, pursuant to the OFI Purchase Agreement, the Company agreed that so long as the Series B Shares purchased by OFI are outstanding, the Company’s debt (as determined in accordance with U.S. generally accepted accounting principles) should not exceed 45% of its fixed assets, without the prior written consent of the Requisite Holders. As of June 30, 2018, the Company has met this covenant.

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

Pursuant to the Exchange Agreement, the Company agreed that the OFI Shares shall constitute “Registrable Securities” under the registration rights agreement between the Company and OFI, dated December 22, 2017, and the Company shall use commercially reasonable efforts to promptly amend the registration statement filed by the Company on January 23, 2018 to include the OFI Shares and any other shares of common stock of the Company that are issuable to OFI upon conversion of Series B Preferred Convertible Stock held by OFI that are not already included in such registration statement.

Common Stock Options

The Company’s Amended and Restated 2000 Non-Employee Director Stock Option Plan authorized 1,250,000 shares. As of June 30, 2018, the number of shares available for future issuance pursuant to this plan is 240,018; all other shares had either been issued or reserved for issuance upon exercise of stock options.

The Company’s Amended and Restated 2005 Equity Compensation Plan authorized 3,500,000 shares. As of June 30, 2018, there are no further shares available for future issuance pursuant to this plan; all other shares had either been issued or reserved for issuance upon exercise of stock options.

A summary of stock option transactions under these plans during the six months ended June 30, 2018 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (*)
Outstanding at January 1, 2018	79,890	$94.51	4.1	$—
Granted/vested	147,088	$0.98	9.8	$—
Exercised	—	—	—	—
Expired/cancelled	(147,088)	—	—	—
Outstanding at June 30, 2018	79,890	$33.90	7.8	$—
Exercisable at June 30, 2018	79,890	$33.90	7.8	$—

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

The total equity-based compensation expense related to the Company’s equity-based awards, recognized during the six months ended June 30, 2018 and 2017, total the amounts of $5 (unaudited) and $935 (unaudited) ($811 out of which related to the three months ended June 30, 2017 is included in discontinued operations), respectively.

As of June 30, 2018, there was $11 (unaudited) of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained. As of June 30, 2018, an amount of $1.6 million related to corporate international unrecognized tax benefits is included in other accrued liabilities.

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

During the six months ended June 30, 2018, the Company recognized an income tax provision of $209 relating to adjustments of accruals and prepaid tax assets.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 7

Subsequent Events:

Resignation of Director

Effective August 15, 2018, Michael Singer resigned as Chairman and a member of the Company’s Board of Directors as well as from his membership in the Board’s Audit, Compensation and Nominations and Corporate Governance Committees; he had served as Chairman of the Audit Committee.

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

Until the recent sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold the last then remaining major product line. Following this transaction, our assets consisted mostly of inventory relating to our LHE® brand and our operations were focused on the liquidation of the remaining legacy inventory (which was fully impaired) and assets of this business line, the carrying amount of which is insignificant as of June 30, 2018.

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

On the closing date, the Contributor transferred assets totaling $10 million to the Acquiror, consisting of the following:

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

On January 12, 2018, we received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1 - 5. The suit asks the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint does not name our company or any of its subsidiaries or specifically question our interest in Avalon Jubilee LLC, it raises questions about whether the transfers of interest leading to our acquisition of our interest in Avalon Jubilee LLC were properly made in accordance with the Avalon Jubilee operating agreement. We have begun an internal investigation into this matter and will disclose the results of that investigation once it has been completed. Although neither our company nor any of its subsidiaries is a party to litigation regarding this matter, we recognized an impairment expense of $1,439 thousand during the year ended December 31, 2017 to account for our estimate of the impact that such litigation may have on the operations and fair value of the underlying asset.

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

The proposed gas station sites are located in Atwater and Merced, California and had an agreed upon value of $2 million. We intend to explore our options for the development of these properties. We may (i) lease a property to a developer who will handle all further development of the property, with our company receiving monthly lease payments from the developer; (ii) engage a contractor to develop a property to a certain level, then lease it to a developer which will handle the final development and leasing of the property, with our company receiving monthly payments from the developer; or (iii) engage a contractor to completely develop a property, then lease it directly to a tenant who will remit monthly lease payments back to us. The option or options selected for these properties will depend upon the types of tenants interested in operating gas stations and/or related ventures on those properties, as well as our capitalization and available financial resources. In these arrangements, the construction and/or management of the properties are or will be handled by third-party firms which specialize in such work. Therefore, we anticipate that we will not need to hire significant additional personnel to develop, maintain and manage these properties. As for funding for any costs associated with these properties’ development, although we cannot provide any assurance that we will be able to obtain funding, we will seek funding from one or more of the following potential sources funding from third-party investors, funding as a result of loans secured by the properties, or joint-funding arrangements with developers and/or managers of these properties.

The residential development in New Mexico consists of approximately 250, non-contiguous, single family residential lots and a 10,000 square-foot club house. The agreed upon value of this property was approximately $7.4 million. This property already has a management and construction arrangement in place. We are the minority holder in the limited liability Company owning that property, holding a 17.9% interest.

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

The proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. Except for the liquidation of remaining inventory, the carrying amount of which is insignificant as of June 30, 2018, this business segment effectively ceased operations with the sale to NEOVA on September 23, 2016.

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations during the three months ended June 30, 2018 and 2017.

(All dollar amounts in thousands)

	Three Months Ended June 30,
	2018	2017
Rental income	$11	$—
Depreciation expense	(1)	—
Operating expenses:
General and administrative	934	1,848
Operating loss	(924)	(1,848)
Revaluation of option to purchase redeemable convertible preferred stock	2,568	—
Revaluation of asset contribution related financial instrument	—	2,622
Interest and other financing expense, net	(38)	(46)
Income tax provision	3	—
Income (loss) from continuing operations	1,609	728
Gain (loss) from discontinued operations	140	411
Net income (loss) including portion attributable to non-controlling interest	1,749	1,139
Loss attributable to non-controlling interest	1	—
Net income (loss)	1,750	1,139
Dividend on redeemable convertible preferred stock	(62)	—
Net gain attributable to common stockholders and participating securities	$1,688	$1,139

General and administrative expenses. For the three months ended June 30, 2018, general and administrative expenses were approximately $934 and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the three months ended June 30, 2017, general and administrative expenses were approximately $1.85 million.

Revaluation of option to purchase redeemable convertible preferred stock. For the three months ended June 30, 2018, the revaluation of the option to purchase redeemable convertible preferred stock decreased by approximately $2.57 million due to the decrease in the conversion rate of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to decrease.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the three months ended June 30, 2018 was approximately $38.

Net Loss. The factors discussed above resulted in net income, including discontinued operations, of approximately $1.69 million during the three months ended June 30, 2018, as compared to net income of approximately $1.14 million, with the Company primarily becoming a real estate asset management and development company.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table sets forth key components of our results of operations during the six months ended June 30, 2018 and 2017.

(All dollar amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Rental income	$11	$—
Depreciation expense	(1)	—
Operating expenses:
General and administrative	2,144	1,848
Operating loss	$(2,134)	$(1,364)
Revaluation of option to purchase redeemable convertible preferred stock	2,295	—
Revaluation of asset contribution related financial instruments	—	2,622
Interest and other financing expense, net	(72)	(46)
Income tax provision	(209)	—
Income (loss) from continuing operations	(120)	728
Income (loss) from discontinued operations	219	(1,438)
Net income (loss) including portion attributable to non-controlling interest	99	(710)
Loss attributable to non-controlling interest	2	—
Net Income (loss)	101	(710)
Dividend on redeemable convertible preferred stock	(141)	—
Accretion of redeemable convertible preferred stock to redemption value	(1,968)	—
Net loss attributable to common stockholders	$(2,008)	$(710)

General and administrative expenses. For the six months ended June 30, 2018, general and administrative expenses were approximately $2.14 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the six months ended June 30, 2017, general and administrative expenses were approximately $1.85 million.

Revaluation of option to purchase redeemable convertible preferred stock. For the six months ended June 30, 2018, the revaluation of the option to purchase redeemable convertible preferred stock decreased by approximately $2.30 million due to the decrease in the conversion rate of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to decrease. The carrying amount of this instrument included in the accompanying condensed consolidated balance sheet decreased by $677 during the six months ended June 30, 2018 due to the partial exercise of the written call option.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the six months ended June 30, 2018 was approximately $72.

Net Loss. The factors discussed above resulted in a net loss, including discontinued operations, of approximately $2 million during the six months ended June 30, 2018, as compared to net loss of approximately $710, of which approximately $1.4 million was attributable to discontinued operations during the six months ended June 30, 2017, with the Company primarily becoming a real estate asset management and development company.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2018, we had an accumulated deficit of approximately $137 million and stockholders’ deficit of approximately $2.9 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses.

Cash and cash equivalents as of June 30, 2018 were approximately $892. We have historically financed activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with the sale of certain assets and business units.

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

On December 22, 2017, we entered into a securities purchase agreement, or the OFI Purchase Agreement, with Opportunity Fund I-SS, LLC, a Delaware limited liability company, or OFI, under which OFI may invest up to $15 million in the Company in a series of closings, in exchange for which OFI will receive shares of our newly designated Series B Preferred Stock at a purchase price of $1.00 per share. On December 22, 2017, the Company completed the first closing under the OFI Purchase Agreement, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, the Company completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided approximately $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. On April 20, 2018, we entered into a Cancellation and Exchange Agreement, or the Exchange Agreement, with OFI, pursuant to which the parties agreed to complete a third closing under the OFI Purchase Agreement, pursuant to which OFI agreed to provide $2 million to us in exchange for 2,000,000 shares of Series B Preferred Stock. In addition, OFI agreed to cancel 95,770 shares of our Series A Convertible Preferred Stock held by it, in exchange for which we agreed to issue 5,382,274 shares of our common stock to OFI, subject to stockholder approval. On April 18, 2018, we obtained stockholder approval of such issuance, which will become effective 20 days following our mailing of an information statement on Schedule 14C to our stockholders. The third closing will take place within three (3) days after our mailing of such information statement.  That definitive information statement has not yet been filed.

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

Summary of Cash Flows

The following table provides detailed information about our net cash flow:

Cash Flow

(In thousands)

	Six Months Ended June 30,
	2018	2017
Net cash used in operating activities	$(1,679)	$(5,359)
Net cash provided by (used in) investing activities	(326)	4,824
Net cash provided by financing activities	1,932	—
Effect of exchange rate changes on cash	17	279
Net decrease in cash and cash equivalents	(56)	(256)
Cash and cash equivalents at beginning of period	948	2,335
Cash and cash equivalents at end of period	$892	$2,079

Net cash used in operating activities was approximately $1.7 million for the six months ended June 30, 2018, compared to approximately $5.4 million net cash used in operating activities for the six months ended June 30, 2017. The primary reason for the change is the continual wind-down of the former business operations ahead of the acquisition of income-producing real estate properties.

Net cash used in investing activities was $326 thousand for the six months ended June 30, 2018, compared to approximately $4.8 million provided by for the six months ended June 30, 2017.

Net cash provided by financing activities was approximately $1.9 million for the six months ended June 30, 2018, compared to $0 net cash provided by financing activities for the six months ended June 30, 2017.

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

As a condition to the first closing, we entered into a registration rights agreement, or the OFI Registration Rights Agreement, with OFI, pursuant to which we agreed to register all shares of common stock that may be issued upon conversion of the Series B Preferred Stock, or the Registrable Securities, under the Securities Act. We agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the first closing and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Series B Preferred Stock may have under the OFI Registration Rights Agreement or under applicable law, we shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) the Series B Original Issue Price by (y) the number of shares of Registrable Securities held by the holder (such product referred to herein as the Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (such product referred to as the OFI Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1% of the OFI Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the OFI Registration Rights Agreement shall be 10% of the OFI Investment Amount. On January 23, 2018, we filed a registration statement on Form S-3 to register the shares issued to OFI in the first closing. OFI waived its right to liquidated damages in connection with the late filing of such registration statement. Pursuant to the Exchange Agreement, we agreed that the 5,382,274 shares of common stock to be issued to OFI shall constitute “Registrable Securities” under the OFI Registration Rights Agreement, and that we would use commercially reasonable efforts to promptly amend the registration statement to include these shares. However, as that registration statement did not become effective by the required deadline, the Company may be required to make liquidated damages payments to the holders of Series B Preferred Stock. As of June 30, 2018, the Company had accrued a payable of $59,078.78 for these potential liabilities on its books.

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

On December 22, 2017, in connection with the Stock Grant Agreement, we entered into a registration rights agreement, or the Note Holder Registration Rights Agreement, with the Note Holders, pursuant to which we agreed to register the Additional Shares under the Securities Act. We agreed to file a registration statement covering the resale of the Additional Shares within 30 days of the Stock Grant Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the Note Holders may have under the Note Holder Registration Rights Agreement or under applicable law, we are required to pay to each Note Holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of common stock held by the Note Holder included in the registration statement (such product referred to as the Note Holder Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1.0% of the Note Holder Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the Note Holders under the Note Holder Registration Rights Agreement shall be ten percent (10%) of the Note Holder Investment Amount. The registration rights provision contained in the Payout Notes was incorporated by reference into the Note Holder Registration Rights Agreement, except that the Note Holders waived the breach by our company for failure to timely file the Prior Registration Statement and agreed that they are not entitled to liquidated damages as a result of such failure. Under the Note Holder Registration Rights Agreement, the Note Holders are entitled to liquidated damages if the Prior Registration Statement is not declared effective within 120 days following the date of the Payout Notes, but the Note Holders subsequently agreed to waive their right to such liquidated damages until May 31, 2018. On January 23, 2018, we filed a registration statement on Form S-3 for the Additional Shares. The Note Holders waived their rights to liquidated damages in connection with the late filing of such registration statement and in connection with the effectiveness deadline for such registration statement until May 31, 2018. However, as that registration statement did not become effective by the required deadline, the Company may be required to make liquidated damages payments to the holders of the Payout Notes. As of June 30, 2018, the Company had accrued a payable of $56,282.91 for these potential liabilities on its books.

Note Payable

In connection with the initial closing under the Contribution Agreement on May 17, 2017, we assumed an installment note, dated April 7, 2015, made by the Contributor in favor of George Zambelli in the original principal amount of $470 thousand and a Long Form Deed of Trust and Assignment of Rents, dated April 7, 2015, between First Capital Real Estate Investments, LLC, as trustor, Fidelity National Title Company, as trustee, and George Zambelli, as beneficiary, which secures the note. The note carries a per annum interest rate of 8% which is payable on a monthly basis from the initial closing date. As of June 30, 2018, the note amounted to $457 thousand ($452 thousand out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

Off-Balance Sheet Arrangements

At June 30, 2018, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and do not believe that inflation has had a material effect on revenues or expenses.

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

In May 2017, the FASB issued ASU 2017-09 “Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting”, which includes guidance on changes to terms and conditions of share-based payment awards. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. The Company adopted this guidance effective January 1, 2018. This new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The changes take effect for public companies for fiscal years starting after Dec. 15, 2018, including interim periods within that fiscal year. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of adopting this standard on its financial statements and related disclosures, but does not expect it to have a material impact.

Recent Developments

Resignation of Director

Effective August 15, 2018, Michael Singer resigned as Chairman and a member of the Company’s Board of Directors as well as from his membership in the Board’s Audit, Compensation and Nominations and Corporate Governance Committees; he had served as Chairman of the Audit Committee. Mr. Singer did not provide a reason for his resignation in his resignation letter to the Company.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of Amendment No.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, which we are in the process of remediating as of June 30, 2018, our disclosure controls and procedures were not effective. This evaluation as of June 30, 2018 should be read in conjunction with Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 for the description of this material weakness.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2018, our management identified a material weakness in the control regarding identification and valuation of select assets acquired in 2017. Management was reliant on a 3rd party valuation report that had misstatements as to specific property details that were the analysis drivers for the price per square foot and ultimate valuation of the assets acquired in 2017. This control deficiency resulted in the misstatement of the value of an asset acquired in mid-2017 for the year ended December 31, 2017 (and the restatement of the audited consolidated financial statements as of and for the year ended December 31, 2017, included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2017).

We are remediating this material weakness by, among other things, implementing a process of enhanced, multi-stage review of the identification and valuation of all assets to be acquired by the Company, including verification of identifying indicators for each asset. The actions that we are taking are subject to ongoing senior management review, including review by senior management as well as oversight by our Audit Committee. Management believes the foregoing efforts will effectively remediate the material weakness incurred in 2017 by implementing best practices in 2018 and reevaluating the effectiveness over the course of the year.

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

The review discovered that both the processing and the approval for payment of certain payables was being handled by the same employee, rather than one individual entering the payables and another approving them for payment. Upon an internal investigation supported by a forensic investigation by an independent accounting firm, we determined that employee misappropriated corporate funds for her personal benefit by charging personal items to a company credit card, making unauthorized payments to herself in the form of bonuses and car allowances and theft of Company inventory between May 2011 through January 2018, resulting in an aggregate misappropriation of Company funds in the amount of approximately $484,444. The employee was terminated on January 26, 2018. The Company is evaluating its options on how best to proceed with recovering these assets.

The deficiency arose in part because of a reduction in the size of our accounting staff that required staff members to assume additional duties. The new controls implemented by our management now require an additional layer of approval prior to processing payments, along with two individuals to execute and approve payments made by us. Further, we have inserted more frequent reviews of payables entries and bank statements. Management believes the additional controls will provide another layer of review for these accounting processes and ensure the effectiveness of our disclosure controls and procedures.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Except as disclosed in Note 4 Commitments and Contingencies, above, there were no material developments during the second quarter of fiscal year 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three-month period ended June 30, 2018, we did not repurchase any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2018, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company filed with Nevada Secretary of State on October 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)

3.2	Certificate of Designation of Series A Convertible Preferred Stock filed with Nevada Secretary of State on May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 19, 2017)

3.3	Certificate of Designation of Series B Preferred Stock filed with Nevada Secretary of State on December 22, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 29, 2017)

3.4	Amended and Restated Bylaws of the Company adopted on May 17, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)

10.1	Supplemental Agreement, dated April 20, 2018, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 20, 2018)

10.2	Cancellation and Exchange Agreement, dated April 20, 2018, between the Company and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 20, 2018)

10.3	Employment Agreement, dated June 20, 2018, between the Company and Michael R. Stewart (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2018)

10.4	Resignation Letter, dated June 18, 2018, of Dr. Robert Froehlich (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on June 21, 2018)

10.5	Resignation Letter, dated August 15, 2018, of Michael Singer (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on August 20, 2018)

31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ++	XBRL Instance Document

101.SCH ++	XBRL Taxonomy Extension Schema Document

101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 20, 2018	FC GLOBAL REALTY INCORPORATED

/s/ Michael R. Stewart
Name: Michael R. Stewart
Title: Chief Executive Officer and Chief Financial Officer