Form 10-Q
period 2018-09-30
FC Global Realty Inc
filed 2018-11-14
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of November 10, 2018, there were 5,568,500 shares of common stock of the registrant issued and outstanding.

FC GLOBAL REALTY INCORPORATED

Quarterly Report on Form 10-Q

 Period Ended September 30, 2018

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FC GLOBAL REALTY INCORPORATED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2018 (unaudited) and December 31, 2017	4
Condensed Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (unaudited)	5-6
Condensed Consolidated Statement of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2018 (unaudited)	7
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (unaudited)	8
Notes to Condensed Consolidated Financial Statements (unaudited)	9

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$459	$948
Prepaid expenses and other current assets	434	646
Total current assets	893	1,594

Investment properties, net	2,380	2,055
Investment in other company, net	1,806	1,806
Property and equipment, net	3	5
Other assets, net	281	334
Total assets	$5,363	$5,794

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Notes payable	$515	$778
Accounts payable	720	612
Accrued compensation and related expenses	124	467
Other accrued liabilities	2,814	2,450
Total current liabilities	4,173	4,307

Option to purchase Redeemable Convertible Preferred Stock (Note 5)	—	4,390
Note payable, net of current portion	450	454
Total liabilities	4,623	9,151

Commitments and contingencies (Note 4)

Redeemable Convertible Preferred Stock Series B, $0.01 par value; 0 and 15,000,000 shares authorized at September 30, 2018 and December 31, 2017, respectively; 0 and 1,500,000 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively, net of amount allocated to option to purchase additional shares; Aggregate liquidation preference $0 and $1,503 at September 30, 2018 and December 31, 2017, respectively (Note 5)	—	87
Stockholders’ equity (deficit) (Note 5):
Common Stock, $0.01 par value, 500,000,000 shares authorized at September 30, 2018 and December 31, 2017; 6,568,500 and 11,925,791 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	66	119
Preferred Stock Series A, $0.01 par value, 3,000,000 shares authorized at September 30, 2018 and December 31, 2017; 123,668 issued and outstanding at September 30, 2018 and December 31, 2017	1	1
Preferred Stock Series C, $0.01 par value, 7,485,627 and 0 shares authorized at September 30, 2018 and December 31, 2017, respectively; 7,485,627 and 0 issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	75	—
Preferred Stock Series D, $0.01 par value, 9,294,414 and 0 shares authorized at September 30, 2018 and December 31, 2017, respectively; 6,371,336 and 0 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively.	64	—
Additional paid-in capital	138,423	132,446
Accumulated deficit	(136,851)	(135,022)
Accumulated other comprehensive loss	(1,210)	(1,162)
Total stockholders’ equity (deficit) attributable to FC Global Realty Incorporated	568	(3,618)
Non-controlling interest	172	174
Total stockholders’ equity (deficit)	740	(3,444)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$5,363	$5,794

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended September 30,
	2018	2017

Rental income	$15	$—
Rental expense	3	—
Net rental income	12	—

General and administrative	783	2,705
Operating loss	(771)	(2,705)
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	993	—
Incremental value due to extinguishment of option to purchase redeemable convertible preferred stock (Note 5)	440	—
Revaluation of asset contribution related financial instruments	—	326
Interest and other financing income (expense), net	(22)	20
Income (loss) from continuing operations, before taxes on income	640	(2,359)
Taxes on income (Note 6)	(12)	—
Income (loss) from continuing operations	628	(2,359)

Discontinued operations:
Income (loss) from discontinued operations (Note 2)	66	(797)
Net income including portion attributable to non-controlling interest	694	(3,156)
Loss attributable to non-controlling interest	—	—
Net income (loss)	694	(3,156)
Dividend on redeemable convertible preferred stock	(36)	—
Deemed dividend related to remediation agreement (Note 5)	(446)	—
Accretion of redeemable convertible preferred stock to redemption value	(33)	—
Net income (loss) attributable to common stockholders and participating securities	$179	$(3,156)

Basic net income (loss) per share (Note 3):
Continuing operations	$0.01	$(0.23)
Discontinued operations	0.00	(0.02)
	$0.01	$(0.25)

Diluted net income (loss) per share (Note 3):
Continuing operations	$0.01	$(0.04)
Discontinued operations	0.00	0.07
	$0.01	$0.03

Shares used in computing basic net income (loss) per share	14,423,697	5,240,328
Shares used in computing diluted net income (loss) per share	21,263,997	70,179,866

Other comprehensive income (loss):
Reclassification of cumulative translation adjustment to statement of operations	$—	$207
Foreign currency translation adjustments	(65)	(16)
Total other comprehensive income (loss)	(65)	191
Comprehensive income (loss)	$629	$(2,965)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Rental income	$26	$—
Rental expense	4	—
Net rental income	22	—

General and administrative	2,926	4,553
Operating loss	(2,904)	(4,553)
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	3,288	—
Incremental value due to extinguishment of option to purchase redeemable convertible preferred stock (Note 5)	440	—
Revaluation of asset contribution related financial instruments	—	2,948
Interest and other financing expense, net	(96)	(26)
Income (loss) from continuing operations, before taxes on income	728	(1,631)
Taxes on income (Note 6)	(221)	—
Income (loss) from continuing operations	507	(1,631)

Discontinued operations:
Income (loss) from discontinued operations (Note 2)	286	(2,235)

Net income (loss) including portion attributable to non-controlling interest	793	(3,866)
Loss attributable to non-controlling interest	2	—
Net income (loss)	795	(3,866)
Dividend on redeemable convertible preferred stock (Note 5)	(177)	—
Deemed dividend related to remediation agreement (Note 5)	(446)	—
Accretion of redeemable convertible preferred stock to redemption value (Note 5)	(2,001)	—
Net loss attributable to common stockholders and participating securities	$(1,829)	$(3,866)

Basic net loss per share (Note 3):
Continuing operations	$(0.13)	$(0.23)
Discontinued operations	0.02	(0.32)
	$(0.11)	$(0.55)

Diluted net loss per share (Note 3):
Continuing operations	$(0.13)	$(0.07)
Discontinued operations	0.02	(0.03)
	$(0.11)	$(010)

Shares used in computing basic net loss per share	13,055,528	5,021,734
Shares used in computing diluted net loss per share	13,055,528	53,816,083

Other comprehensive income (loss):
Reclassification of cumulative translation adjustment to statement of operations	$—	$3,228
Foreign currency translation adjustments	(48)	262
Total other comprehensive income	(48)	3,490
Comprehensive income (loss)	$747	$(376)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REATLY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

(In thousands, except share and per share amounts) (unaudited)

			Stockholders’ Equity (Deficit)
	Redeemable Convertible Preferred Stock Series B		Common Stock		Series A Preferred Stock		Series C Preferred Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	1,500,000	$87	11,925,791	$119	123,668	$1	—	$—
Stock-based compensation (including restricted shares to the Company’s CFO)	—	—	—	—	—	—	—	—
Issuance of Series B redeemable convertible preferred stock and embedded option	2,325,000	2,325	—	—	—	—	—	—
Issuance of common stock to Company’s former CFO	—	—	271,000	3	—	—	—	—
Issuance of warrants to service provider to purchase common stock	—	—	—	—	—	—	—	—
Partial exercise of series B redeemable convertible preferred stock written call option (Note 5)	—	681	—	—	—	—	—	—
Dividend on Series B redeemable convertible preferred stock (Note 5)	—	177	—	—	—	—	—	—
Accretion of Series B redeemable convertible preferred stock to redemption value (Note 5)	—	2,001	—	—	—	—	—	—
Conversion of series B redeemable convertible preferred stock into common stock	(1,869,663)	(2,553)	2,965,301	30	—	—	—	—
Cancellation of Series B preferred stock and related portion of common stock converted from Series B in exchange for issuance of Series D preferred stock	(1,955,337)	(2,719)	(2,965,301)	(30)	—	—	—	—
Cancellation of common stock issued to noteholders in exchange for issuance of Series C preferred stock	—	—	(5,628,291)	(56)	—	—	7,485,627	75
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net Income (Loss)	—	—	—	—	—	—	—	—
BALANCE, SEPTEMBER 30, 2018	—	$—	6,568,500	$66	123,668	$1	7,485,627	$75

	Stockholders’ Equity (Deficit)
	Series D Preferred Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Shares	Amount
BALANCE, JANUARY 1, 2018	—	$—	$132,446	$(135,022)	$(1,162)	$174	$(3,444)
Stock-based compensation (including restricted shares to the Company’s CFO)	—	—	21	—	—	—	21
Issuance of Series B redeemable convertible preferred stock and embedded option	—	—	—	—	—	—	—
Issuance of common stock to Company’s former CFO	—	—	83	—	—	—	86
Issuance of warrants to service provider to purchase common stock	—	—	98	—	—	—	98
Partial exercise of series B redeemable convertible preferred stock written call option (Note 5)	—	—	—	—	—	—	—
Dividend on Series B redeemable convertible preferred stock (Note 5)	—	—	—	(177)	—	—	(177)
Accretion of Series B redeemable convertible preferred stock to redemption value (Note 5)	—	—	—	(2,001)	—	—	(1,968)
Conversion of series B redeemable convertible preferred stock into common stock	—	—	2,523	—	—	—	2,553
Cancellation of Series B preferred stock and related portion of common stock converted from Series B in exchange for issuance of Series D preferred stock	6,217,490	62	2,727	—	—	—	2,759
Cancellation of common stock issued to noteholders in exchange for issuance of Series C preferred stock	—	—	427	(446)	—	—	—
Issuance of Series D convertible preferred stock	153,846	2	98	—	—	—	100
Foreign currency translation adjustment	—	—	—	—	(48)	—	(48)
Net Income (Loss)	—	—	—	795	—	(2)	793
BALANCE, SEPTEMBER 30, 2018	6,371,336	$64	$138,423	$(136,851)	$(1,210)	$172	$740

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net income (loss)	$507	$(1,631)
Adjustments to reconcile loss to net cash used in operating activities related to continuing operations:
Stock-based compensation (including restricted shares to the Company’s CEO)	21	249
Issuance of warrant to service provider to purchase common stock	98	—
Revaluation of asset contribution related financial instruments, net	—	(2,948)
Revaluation of option to purchase redeemable convertible preferred stock (Note 5)	(3,288)	—
Incremental value due to extinguishment of option to purchase redeemable convertible preferred stock (Note 5)	(440)	—
Depreciation and amortization	4	296
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	265	1,830
Accounts payable	108	(1,833)
Accrued compensation and related expenses	(198)	(2,573)
Other accrued liabilities	406	(3,111)
Adjustments related to continuing operations	(2,517)	(9,721)
Adjustments related to discontinued operations	286	1,516
Net cash used in operating activities	(2,231)	(8,205)

Cash Flows From Investing Activities:
Direct expenses related to asset acquisition	—	(283)
Payment of notes payable	—	(159)
Purchases of investment properties	(326)	—
Net cash used in investing activities - continuing operation	(326)	(442)
Net cash provided by investing activities - discontinued operations	—	7,107
Net cash (used in) provided by investing activities	(326)	6,665
Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock and embedded option (Note 5)	2,325	—
Proceeds from issuance of series D Preferred Stock	100	—
Payment of notes payable	(309)	—
Net cash provided by financing activities -continuing operation	2,116	—
Net cash provided by financing activities	2,116	—
Effect of exchange rate changes on cash and cash equivalents	(48)	211
Change in cash and cash equivalents	(489)	(1,329)
Cash and cash equivalents at the beginning of period	948	2,335
Cash and cash equivalents at the end of period	$459	$1,006
Supplemental disclosure of non-cash activities:
Cash paid for income taxes	$—	$73
Cash paid for interest	$81	$—
Receivable from acquirer of group of assets	$—	$2,000
Partial exercise of written call option on redeemable convertible preferred stock (Note 5)	$681	$—
Dividend on redeemable convertible preferred stock (Note 5)	$177	$—
Cancellation of Series B redeemable convertible preferred stock in exchange for Series D preferred stock	$2,718	$—
Accretion of redeemable convertible preferred stock to redemption value (Note 5)	$2,001	$—
Conversion of Series B redeemable convertible preferred stock into common stock	$2,553	$—
Deemed dividend related to the Redemption Agreement	$446	$—
Issuance of common stock in payment of accrued liability	$86	$—
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition	$—	$4,836

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

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, and FC Global Realty Operating Partnership, LLC, the Company’s wholly-owned subsidiary. The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (collectively, the “Contribution Agreement”), the First Capital Real Estate Operating Partnership, L.P. contributed certain real estate assets to FC Global Realty Operating Partnership, LLC. In exchange, First Capital Real Estate Operating Partnership, L.P. received shares of the Company’s common stock and newly designated Series A Convertible Preferred Stock. This transaction closed on May 17, 2017. As a result of the Contribution Agreement, the Company has primarily become a real estate asset management and development company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located in the United States.

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

As a result of the violations of the shareholder equity and shareholder approval rules, Nasdaq has determined to delist the Company’s securities. While the Company has a right of appeal with regard to this most recent notice, the Company’s board of directors, after evaluating the matter, has determined that it is in the Company’s best interests to remove its secure ties from trading on Nasdaq while it addresses these issues, and has therefore waived its right of appeal.

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

The Company continues to provide annual financial statements audited by a registered Public Company Accounting Oversight Board auditor and unaudited interim financial reports, prepared in accordance with US GAAP. In addition, the Company’s board of directors continues to evaluate options to maximize the value of the Company’s assets, including opportunities to invest in or acquire one or more operating businesses that provide opportunities for appreciation in value (see also Note 7).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 1 (Cont.)

Background:

Liquidity and Going Concern

As of September 30, 2018, the Company had an accumulated deficit of $137 million and the Company incurred an operating loss for the nine months ended September 30, 2018 of approximately $2.9 million. Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

As of September 30, 2018, the Company’s cash and cash equivalents amounted to $459. While the Company is a party to a remediation agreement, dated September 24, 2018 (the “Remediation Agreement”) with OFI, and has raised certain funds from OFI in both 2017 and in 2018 through the date of the financial statements (see also Note 5), and OFI agreed to purchase $100 of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, commencing on September 30, 2018, until it has purchased an aggregate of $500 of shares of Series D Preferred Stock, provided that, upon closing of any material business combination involving the Company that is approved by OFI, OFI agreed to purchase an additional $1,500 of shares of Series D Preferred Stock at a price of $0.65 per share, there is no guarantee that any additional investments will be made. The Company has historically financed its activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. The Company will be required to obtain additional liquidity resources in order to support its ongoing operations.

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

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2017 have been retrospectively adjusted to reflect the operating results of the consumer business as discontinued operations separately from continuing operations. The Company recognized a net loss from discontinued operations of $2,235, including the loss on the sale of the discontinued operations in the nine months ended September 30, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

The Company recognized a gain of $286 related to the discontinued operations during the nine months ended September 30, 2018, as a result of the sale of residual inventory to third parties.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 2 (Cont.)

Discontinued Operations:

The following is a summary of income (loss) from discontinued operations for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:	$—	$—	$—	$3,539
Cost of revenues	—	—	—	100
Gross profit	—	—	—	3,439
Operating expenses:
Engineering and product development	—	—	—	143
Selling and marketing	—	—	—	620
General and administrative	—	—	—	2,342
Other expense (income), net	—	183		(2,467)
Loss on disposal of assets	—	594	—	4,845
Loss from discontinued operations before interest and other financing expense, net	—	(777)	—	(5,483)
Interest and other financing expense, net	—	—	—	(77)
Loss from discontinued operations before income taxes	—	(777)	—	(2,121)
Income tax expenses allocated to discontinued operations	—	(20)	—	(114)
Loss from discontinued operations	—	(797)	—	(2,235)
Gain from disposal of discontinued operations, net of taxes	66	—	286	—
Net gain (loss) from discontinued operations	$66	$(797)	$286	$(2,235)

Note 3

Summary of Significant Accounting Policies:

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2017 has been derived from the consolidated financial statements contained in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A.

The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018 or for any other interim period in the future.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) identification of and measurement of instruments in equity and mezzanine transactions (including cancellation, extinguishment and exchange of such instruments); (2) impairment of investment properties and investment in other company; (3) evaluation of going concern; and (4) contingencies.

Revenue recognition

On April 26, 2018, the Company’s subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square-foot medical office building in Dayton, Ohio for a $326 purchase price, paid in cash consideration. The building’s former owner, and current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms. Currently, the Company is accounting for the arrangement as an operating lease under ASC 840, Leases.

The Company records rental revenues on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that the Company expects to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables.

Income (Loss) per Share

The Company computes net income (loss) per share in accordance with ASC 260, “Earnings per share”. Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the convertible Series A, B, C and D Preferred Stock) are considered in the computation of basic income (loss) per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A and Series C preferred shares were included in the computation, while the Series B and D preferred shares were not.

Diluted income (loss) per common share is computed similar to basic income (loss) per share, except that the denominator is decreased (increased) to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method, and of convertible Series A, B, C and D Preferred Stock which their potential dilutive effect is considered using the “if-converted method”.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Income (Loss) per Share (Cont.)

The net income (loss) from continuing operations and the weighted average number of shares used in computing basic net income (loss) per share from continuing operations for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income (loss)	$694	$(3,156)	$793	(3,866)
Net loss (gain) from discontinued operations attributable to common stockholders	(66)	797	(286)	2,235
Accretion of Series B Preferred Stock to redemption value (*)	(33)	—	(2,001)	—
Preferred dividend on Series B Preferred Stock (**)	(36)	—	(177)	—
Deemed dividend related to redemption agreement	(446)	—	(446)	—
Participation of stockholders of Series A and Series C Preferred Stock in the net loss from continuing operations	—	1,171	423	455
Participation of stockholders of Series A, B, C and D Preferred Stock in the net income from continuing operations	(35)	—	—	—
Net basic income (loss) from continuing operations attributable to common stockholders	$78	$(1,188)	$(1,694)	$(1,176)

Denominator:
Shares of common stock used in computing basic net income (loss) per share	14,423,697	5,240,328	13,055,528	5,021,734

Net income (loss) per share of common stock from continuing operations, basic	$0.01	$(0.23)	$(0.13)	$(0.23)

(*)	Based on the rights and privileges of Series B Preferred Stock, since the Company did not obtain shareholder approval at March 31, 2018, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. Consequently, in each reporting period commencing March 31, 2018, the outstanding Series B Preferred Stock is recorded at its maximum redemption value until occurrence of redemption or conversion. These shares were cancelled as a result of the entry into the Remediation Agreement on September 24, 2018 as described below (see also Note 5).

(**)	The net loss used for the computation of basic and diluted net loss per share for three and nine months ended September 30, 2018, includes the preferred dividend requirement of 8% per share per annum for the Series B Preferred Stock, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation under the liquidation preference right (see also Note 5).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Income (Loss) per Share (Cont.)

The net income (loss) from continuing operations and the weighted average number of shares used in computing diluted net income (loss) per share from continuing operations for the three and nine months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net basic income (loss) from continuing operations attributable to common stockholders	$78	$(1,188)	$(1,694)	$(1,176)
Participation of stockholders of Series A, B, C and D Preferred Stock in net income from continuing operations	35		—	—
Adjustment related to revaluation of asset contribution related financial instruments, net securities	—	(326)	—	(2,948)
Participation of stockholders of Series A Preferred Stock in the adjustment related to revaluation of asset contribution related financial instruments, net securities	—	121	—	529
Net basic income (loss) from continuing operations attributable to common stockholders and participating securities	$113	$(1,393)	$(1,694)	$(3,595)

Denominator:
Shares of common stock used in computing basic net income (loss) per share	14,423,697	5,240,328	13,055,528	5,021,734
Incremental shares related to assumed conversion of Series A, B C and D Preferred Stock into common stock	6,684,300	—	—	—
Incremental shares related to assumed exercise of asset contribution financial instruments	—	64,939,538	—	48,794,349
Diluted number of common and common stock equivalent shares outstanding	21,083,997	70,179,866	13,055,528	53,816,083

Net income (loss) per share of common stock from continuing operations, diluted	$0.01	$(0.02)	$(0.13)	$(0.07)

For the three months ended September 30, 2018, diluted income per share excludes stock options and common stock to be issued upon written call option, as the effect of their inclusion would be anti-dilutive. For the nine months ended September 30, 2018, diluted loss per share excludes stock options, restricted stock and Series A, B, C and D Preferred Stock, as the effect of their inclusion would be anti-dilutive. For the three and nine months ended September 30, 2017, diluted loss per share excludes stock options and Series A Preferred Stock, as the effect of their inclusion would be anti-dilutive due to the net loss attributable to common stockholders for the period.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Summary of Significant Accounting Policies:

Modifications or exchanges

Modifications to, or exchanges of, financial instruments such as preferred shares, are accounted for as a modification or an extinguishment. Such an assessment is done by management either qualitatively or quantitatively based on the facts and circumstances of each transaction.

When a preferred share has well-defined periodic contractual cash flows, a quantitative assessment is done using the cash flow model in accordance with the provisions of ASC 470-50, “Debt- Modification and Extinguishments”. Under ASC 470-50, modifications or exchanges are generally considered extinguishments with gains or losses recognized in current earnings if the terms of the new instrument and the original instrument are substantially different. The instruments are considered “substantially different” when the present value of the cash flows under the terms of the new instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the terms of an instrument are changed or modified and the present value of the cash flows under the terms of the new instrument is less than 10%, the debt instruments are not considered to be substantially different, except in limited certain circumstances.

If a preferred share has characteristics that cannot be reliably assessed using the cash flow model in ASC 470-50, it is evaluated using another quantitative model, such as the fair value model or based on an analysis of the significance of any contractual terms added, contractual terms removed, and changes to existing contractual terms. In such analysis the Company considers, among other critical terms such as a change in the liquidation preference order/priority (including the determination whether the classification of the instrument has changed from mezzanine to equity or to liability, or vice versa), voting rights, or conversion ratio. In addition, the Company considers the business purpose for the changes and how the changes may influence the economic decisions of the investor, if any.

Under the fair value model, the Company compares the fair value of the preferred shares immediately before and after the modification or exchange. If the fair value before and after the modification or exchange are substantially different (10% or more), the modification or exchange should be accounted for as an extinguishment; if the fair value before and after the modification or exchange are not substantially different, it should be accounted for as a modification.

If the assessment results in an extinguishment, then the difference between the consideration paid (i.e., the fair value of the new or modified preferred shares, or, when applicable, such fair value that was allocated to the original preferred shares) and the carrying value of the original preferred shares is recognized as a reduction of, or increase to, retained earnings as a deemed dividend. Such amount is also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings per share.

If it is determined that an exchange or modification of preferred stock should be accounted for as a modification, the Company evaluates whether the original preferred shareholders paid or received a dividend through the new (or modified) terms. Such amount is computed as the difference between the fair value of the preferred shares before and after the modification or exchange, measured on the modification or exchange date and it is recorded as a reduction of, or increase to, retained earnings as a deemed dividend.

Recent Accounting Pronouncements

1.	In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in ASC Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 3 (Cont.)

Summary of Significant Accounting Policies:

2.	Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This guidance had no material impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year.

This guidance had no material impact on the Company’s consolidated financial statements.

Note 4

Commitments and Contingencies:

Litigation

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

The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the case has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs. Therefore, the Company has not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the cases progress, the Company may be required to record a contingent liability or reserve for these matters. More information is available from the Company’s prior filings in its Annual Reports on Form 10-K/A for the year ended December 31, 2018 and in its Quarterly Report for the quarter ended June 30, 2018 on Form 10-Q.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

Suneet Singal

On September 21, 2018, the Company received notice that a suit had been filed against it in the Supreme Court of New York for the County of New York by Suneet Singal, its former Chief Executive Officer. The suit also names the Company’s transfer agent, Broadridge Corporate Issuer Solutions Inc. (“Broadridge”). The suit alleges breach of contract, breach of good faith and, with regard to Broadridge, a violation of UCC Article 8-401, and demands the issuance and release to Mr. Singal of 1,000,000 shares of the Company’s common stock, as well as other unspecified damages. (See Note 7 for further discussion).

The Company issued Mr. Singal 1,000,000 shares of its common stock in connection with his resignation from the Chief Executive Officer position, under a Separation Agreement dated December 22, 2017. The Company’s board of directors later unanimously determined to rescind the grant of that stock, in part because of discoveries made in 2018 regarding the valuation and/or transfer of assets under the Contribution Agreement by First Capital Real Estate Operating Partnership, L.P., in which Mr. Singal is Chief Executive Officer of First Capital Real Estate Trust Incorporated, the Partnership’s General Partner. Those discoveries included an alleged misleading valuation of one property resulting in that property’s value being lowered by approximately $1 million, and an alleged incorrect transfer of interests in another property, Avalon Jubilee, to the Company despite the interests being subject to a right of first refusal.

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

Other litigation

The Company and certain subsidiaries are, and have been, involved in other miscellaneous litigation and legal actions, including product liability, consumer, commercial, tax and governmental matters, which can arise from time to time in the ordinary course of the Company’s business. The Company believes that these other litigations and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity. However, litigation and legal actions are inherently unpredictable, and excessive verdicts can result in such situations. Although the Company believes it has or will have substantial defenses in these matters, it may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on results of operations in a particular period.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

Registration Rights Agreement under Remediation Plan

On September 24, 2018, in connection with the Remediation Agreement (as described in Note 5), the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with OFI and Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (the “Note Holders”), pursuant to which the Company agreed to register all shares of common stock that may be issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock, as well as all other shares of the Company’s capital stock held by OFI (the “Registrable securities”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the date of the Registration Rights Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Registrable Securities may have under the Registration Rights Agreement or under applicable law, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (the “Investment Amount”), provided that, in no event will the Company be liable for liquidated damages in excess of 1.0% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the Registration Rights Agreement shall be 10% of the Investment Amount. Notwithstanding the foregoing, the filing and effective date deadlines above shall be extended during such time as the Company is actively pursuing a business combination involving the Company that is approved by each of OFI and the Note Holders. As result of the potential merger transaction (as described in Note 7) under which, inter alia, the Company intends to register all Registrable Securities through a registration statement on a Form S-4, the filing and effective date deadlines above are currently under extension. As the accounting for any obligations due under the registration payment agreement falls under ASC 450 “Contingencies”, the Company will make provisions for any liabilities and record related expense, at which time the amount to be paid is probable and reasonably estimable. As of September 30, 2018, the amount to be paid is not probable and reasonably estimable.

The new Registration Rights Agreement replaced previous Registration Rights Agreements with OFI and the Note Holders. Consequently, OFI and the Note Holders waived their rights to liquidated damages in connection with the late filing and in connection with the effectiveness deadline for previous registration statements.

Services Agreement

On September 24, 2018, in connection with the Remediation Agreement, the Company entered into a services agreement (the “Services Agreement”) with the Note Holders, pursuant to which each of the Note Holders agreed to provide certain services to the Company and/or its subsidiaries in exchange for certain cash payments set forth in the Services Agreement. Under the Services Agreement, the Company agreed to make payments to Dr. Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amount of approximately $21, $7, and $10, respectively, per month (collectively, the “Cash Payments”) until December 31, 2018, provided that Cash Payments to Dr. Rafaeli and Mr. McGrath shall be made bi-monthly in accordance with the Company’s payroll practices. The Company may, at its option, prepay the Cash Payments at any time without any penalty or premium. The Company and the Note Holders agreed that if the Company instructs the Note Holders to cease providing the services or otherwise attempts to or does terminate the Note Holders as service providers for any reason, such cessation of services or termination will not affect the Company’s obligation to make the Cash Payments.

In addition to the Cash Payments, the Services Agreement provides that Dr. Dolev Rafaeli and Dennis M. McGrath will continue to receive the employee benefits that they are currently receiving through December 31, 2018, including existing health and disability benefits, and for so long after December 31, 2018 as they continue to provide the services described in the Services Agreement. After December 31, 2018 and once Dr. Dolev Rafaeli and Dennis M. McGrath no longer provide such services, as previously agreed in their employment agreements with the Company, they will receive COBRA coverage for a period of 18 months, to be fully paid for, or reimbursed to Messrs. Rafaeli and McGrath, by the Company.

Amended and Restated Separation Agreement

On February 12, 2018, the Company entered into an Amended and Restated Separation Agreement with Mr. Stephen Johnson, its former Chief Finance Officer, pursuant to which the Company has agreed to pay Mr. Johnson an amount of $123 in 11 installments as follows: the first six installments of $10 each, and the following five installments of $12.5 each. The first payment was made on February 15, 2018, and subsequent payments are to be made on or before the 15th day of each succeeding month, with the final installment to be paid on or before December 15, 2018. The Company will also provide a health (medical, dental and/or vision) insurance reimbursement payment for Mr. Johnson and his family, for a period of 11 months, in the agreed upon amount of $3 per month.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 4 (Cont.)

Commitments and Contingencies:

In addition, the Company has agreed to issue to Mr. Johnson 271,000 shares of the Company’s common stock, subject to appropriate adjustment for any stock splits, stock or business combinations, recapitalizations or similar events occurring after the date of the agreement. Those shares will be issued on any business day during the period commencing on the date that is six months after the date of the agreement and ending on the date that is three business days after such six-month anniversary. In August 2018, the aforesaid shares were issued to Mr. Johnson with a stated value of $86 (see also Note 5). In addition, as of September 30, 2018, the balance payable amounted to $78 to Mr. Johnson is included in accrued compensation and related expenses.

Resignation of Officers and Director

The former Chief Executive Officer and Chief Finance Officer of the Company resigned on June 16, 2018 asserting resignations for “good reason” as that term is used in their employment agreements, to which the Company disagrees. To the Company’s knowledge, no complaints against the Company have been filed to date. The Company and its legal counsel believe that a potential claim, if any, would be without merit and intends to vigorously defend against such a claim should one arise. At this stage, the amount of any loss, or range of loss, is highly uncertain and cannot be reasonably estimated. Therefore, the Company has not recorded any contingent liability or reserve related to this particular potential legal matter. However, if it is determined that Mr. Bedi and Mr. Stolzar have resigned for Good Reason as defined in their Employment Agreements, they may be entitled to some or all of the remaining compensation and benefits outlined in those agreements. If, in the future, the likelihood that the Company could have a loss becomes probable and estimable, the Company may be required to record a contingent liability or reserve for this matter.

Note 5

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

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

Convertible Series A Preferred Stock

The terms of the Convertible Series A Preferred Stock are governed by a certificate of designation (the “Series A Certificate of Designation”) filed by the Company with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, the Company designated 3,000,000 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock.” The Company issued 123,668 shares of Convertible Series A Preferred Stock in connection with the Contribution Agreement. These shares remain outstanding as of September 30, 2018. Following is a summary of the material terms of the Series A Convertible Preferred Stock:

■	Dividends. Except for stock dividends or distributions for which adjustments are to be made, holders shall be entitled to receive, and the Company shall pay, dividends on shares of Convertible Series A Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends shall be paid on shares of Convertible Series A Preferred Stock.

■	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company, after the Redeemable Convertible Series B, C and D Preferred Stockholder’s liquidation preference, the same amount that a holder of common stock would receive if the Convertible Series A Preferred Stock were fully converted (disregarding for such purposes any conversion limitations) to common stock which amounts shall be paid pari passu with all holders of common stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont.):

■	Voting. Except as otherwise provided in the Series A Certificate of Designation or as otherwise required by law, the Convertible Series A Preferred Stock shall have no voting rights. However, as long as any shares of Convertible Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Convertible Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Convertible Series A Preferred Stock or alter or amend the Series A Certificate of Designation, (b) amend the Company’s articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Convertible Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.

■	Conversion. Each share of Convertible Series A Preferred Stock shall be convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing $62.9575 by the Conversion Price. The Conversion Price for the Series A Convertible Preferred Stock is equal to $2.5183, subject to adjustment as described in the Series A Certificate of Designation.

Redeemable Convertible Series B Preferred Stock

The terms of the Redeemable Convertible Series B Preferred Stock were governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on December 22, 2017, as supplemented by that certain supplemental agreement, dated April 20, 2018, between the Company and OFI (the “Supplemental Agreement”), which clarified certain voting and conversion limitations with respect to the Series B Preferred Stock in response to comments from the staff of NASDAQ. Pursuant to the Series B Certificate of Designation, the Company designated 15,000,000 shares of the Company’s preferred stock as “Series B Preferred Stock”. As more fully described below, the Company has issued total of 3,825,000 shares of Redeemable Convertible Series B Preferred Stock in connection with a securities purchase agreement, dated December 22, 2017, between the Company and OFI (the “OFI Purchase Agreement”) during 2017 and 2018. On September 24, 2018, all shares of Series B Preferred Stock were cancelled in conjunction with the entry into the Remediation Agreement described below. All such shares have been converted into another series of our Preferred Stock as of September 30, 2018. On September 25, 2018, the Series B Certificate of Designation was withdrawn.

Following is a summary of the material terms of the Redeemable Convertible Series B Preferred Stock:

■	Dividends. Holders of shares of Redeemable Convertible Series B Preferred Stock were entitled receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on the Company’s outstanding common stock at the per annum rate of 8% of the Series B Original Issue Price (as defined below). Dividends on each share of Series B Preferred Stock were to accrue daily and be cumulative from December 22, 2017 (the “Series B Original Issue Date”) and were to be payable upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation Event”), a conversion or a redemption. The “Series B Original Issue Price” was equal to $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Series B Preferred Stock. Holders were also entitled to receive dividends on shares of Redeemable Convertible Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Redeemable Convertible Series B Preferred Stock is then convertible or otherwise subject to conversion limitations) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of the common stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont.):

■	Liquidation. In the event of (i) a Liquidation Event or (ii) a merger or consolidation (other than one in which the Company’s stockholders own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the Company’s assets (a “Deemed Liquidation Event”), the holders of shares of Redeemable Convertible Series B Preferred Stock then outstanding were entitled to be paid out of the Company’s assets available for distribution to stockholders before any payment shall be made to the holders of common stock, Series A Convertible Preferred Stock or any other class of securities authorized that is specifically designated as junior to the Redeemable Convertible Series B Preferred Stock (the “Junior Securities”) by reason of their ownership thereof, but - pari passu - with the holders of shares of any class of securities authorized that is specifically designated as - pari passu - with the Redeemable Convertible Series B Preferred Stock (the “Parity Securities”) on a pro rata basis, an amount per share equal to the Series B Original Issue Price, plus any accrued dividends thereon. If upon any such Liquidation Event or Deemed Liquidation Event, the Company’s assets available for distribution to stockholders shall be insufficient to pay the holders of shares of Redeemable Convertible Series B Preferred Stock the full amount to which they shall be entitled and the holders of Parity Securities the full amount to which they shall be entitled, the holders of shares of Redeemable Convertible Series B Preferred Stock and the holders of shares of Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Upon a Liquidation Event or a Deemed Liquidation Event, in the event that following the payment of such liquidation preference the Company shall have additional cash and other assets of available for distribution to stockholders, then the holders of shares of Redeemable Convertible Series B Preferred Stock shall participate pari passu with the holders of shares of Parity Securities and Junior Securities based on the then current conversion rate (disregarding for such purposes any conversion limitations) with respect to all remaining distributions, dividends or other payments of cash, shares or other assets and property of the Company, if any.

■	Voting Rights. On any matter presented to the Company’s stockholders for their action or consideration, each holder of Redeemable Convertible Series B Preferred Stock was entitled to cast the number of votes equal to the quotient of the aggregate investment amount invested to purchase Series B Preferred Stock divided by $1.12, the market value of the Company’s common stock on December 21, 2017, or approximately 0.893 votes per share (subject to certain conversion limitations described below). Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders were entitled to vote together with the holders of shares of common stock as a single class. However, as long as any shares of Redeemable Convertible Series B Preferred Stock are outstanding, the Company could not, without the affirmative vote of the holders of a majority of the outstanding shares of Redeemable Convertible Series B Preferred Stock (the “Requisite Holders”), (i) issue any class of equity securities that is senior in rights to the Redeemable Convertible Series B Preferred Stock, (ii) issue any Parity Securities, (iii) alter or change adversely the powers, preferences or rights given to the Redeemable Convertible Series B Preferred Stock or alter or amend the Series B Certificate of Designation, (iv) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Redeemable Convertible Series B Preferred Stock, (v) except pursuant to the redemption provisions of Parity Securities, redeem any shares of preferred stock or common stock (other than pursuant to employee or consultant agreements giving the Company the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by the board of directors), or (vi) enter into any agreement with respect to any of the foregoing.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont.):

Redeemable Convertible Series B Preferred Stock (Cont.)

■	Conversion. Each share of Redeemable Convertible Series B Preferred Stock plus accrued, but unpaid, dividends thereon (the “Aggregate Preference Amount”), was convertible, at any time and from time to time at the option of the holder thereof, into that number of shares of common stock determined by a formula (computed on the date of conversion), (i) the numerator of which is equal to the Aggregate Preference Amount and (ii) the denominator of which is equal to the quotient of the Conversion Price divided by $1.33. The “Conversion Price” for the Redeemable Convertible Series B Preferred Stock was adjusted to $0.8684 starting in February 2018, subject to adjustment as described in the Series B Certificate of Designation. In addition, upon the earlier to occur of: (i) a Deemed Liquidation Event or (ii) if there has not been a breach or default by the Company under the OFI Purchase Agreement that has occurred and is continuing, May 31, 2018, each share of Redeemable Convertible Series B Preferred Stock plus accrued, but unpaid, dividends thereon were automatically converted into that number of shares of common stock determined by dividing $1.33 by the Conversion Price. Notwithstanding the forgoing, if the Company had not obtained stockholder approval with respect to the issuance of shares upon conversion in excess of 19.99% of the issued and outstanding common stock on the applicable conversion date (the “Stockholder Approval”), then the Company could not issue, upon conversion of the Redeemable Convertible Series B Preferred Stock, a number of shares of common stock which, when aggregated with any shares of common stock issued on or after the Series B Original Issue Date and prior to such conversion date, would exceed 19.99% of the issued and outstanding shares of common stock (subject to adjustment for forward and reverse stock splits, recapitalizations and the like) (the “Issuable Maximum”). Each holder was entitled to a portion of the Issuable Maximum equal to the quotient obtained by dividing (i) the Series B Original Issue Price of such holder’s Redeemable Convertible Series B Preferred Stock by (ii) the aggregate Series B Original Issue Price of all Redeemable Convertible Series B Preferred Stock issued to all holders.

In the light of the above, on May 31, 2018, 1,869,663 shares of the Series B Preferred Stock along with pro-rata accrued dividends of were considered under accounting rules to be automatically converted into 2,965,301 shares of common stock. As a result of this conversion, an amount of $2,553 was transferred from Redeemable Convertible Preferred Stock Series B account into common stock and additional paid-in capital.

■	Redemption. If (i) there was a breach by the Company of any of its representations and warranties contained in Sections 3.1(a) (Subsidiaries), 3.1(b) (Organization and Qualification), 3.1(c) (Authorization; Enforcement), 3.1(d) (No Conflicts), 3.1(f) (Issuance of the Shares), 3.1(g) (Capitalization), or 3.1(n) (Taxes) of the OFI Purchase Agreement that had not been cured within 30 days after the date of such breach or (ii) Stockholder Approval had not been obtained by March 31, 2018 (each, a “Redemption Event”), then each holder of Redeemable Convertible Series B Preferred Stock could, at its option, require the Company to redeem any or all of the shares of Redeemable Convertible Series B Preferred Stock held by such holder at a price per share equal to $1.33, plus accrued, but unpaid, dividends through and including the date of such redemption. The Company was required to provide a notice (as “Event Notice”) to each holder of the occurrence of a Redemption Event of the kind described in (i) above (a “Breach Event”) as soon as practicable after becoming aware of such Breach Event, but in any event, not later than 15 days after such Breach Event and such notice was required to provide a reasonable description of such Breach Event. A holder was required to send written notice of redemption (a “Redemption Notice”) to the Company within 90 days after (i) the Company provides such holder an Event Notice with respect to a Breach Event or (ii) the occurrence of a Redemption Event of the kind described in (ii) above. For the avoidance of doubt, if the Company did not timely provide an Event Notice, the holder nevertheless had the right to deliver a Redemption Notice in connection with any Redemption Event. If a holder failed to send a Redemption Notice on prior to the 90th day after the occurrence of any Redemption Event, then such holder would lose such holder’s right to redemption with respect to the particular Redemption Event, but not any other Redemption Event. As of March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. Consequently, in each reporting period commencing March 31, 2018, the outstanding Series B Preferred Stock was recorded on its maximum redemption value until the earlier of an occurrence of redemption or conversion.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) (Cont.):

Convertible Series C Preferred Stock

The terms of the Series C Preferred Stock are governed by a certificate of designation (the “Series C Certificate of Designation”) filed by the Company with the Nevada Secretary of State on September 24, 2018. Pursuant to the Series C Certificate of Designation, the Company designated 7,485,627 shares of its preferred stock as Series C Preferred Stock. The Company issued 7,485,627 shares of Convertible Series C Preferred Stock in connection with the Remediations Agreement. Following is a summary of the material terms of the Series C Preferred Stock:

■	Dividends. Except for stock dividends or distributions for which adjustments are to be made pursuant to the Series C Certificate of Designation, holders of Series C Preferred Stock shall be entitled to receive, and the Company shall pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends shall be paid on shares of Series C Preferred Stock.

■	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series C Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series C Preferred Stock were fully converted to common stock immediately prior to such Liquidation, which amount shall be paid to the holders of Series C Preferred Stock pari passu with all holders of Series D Preferred Stock and in preference to the holders of common stock.

■	Voting Rights. Except as provided by law or by the other provisions of the Series C Certificate of Designation, the holders of Series C Preferred Stock have no voting rights.

■	Conversion. On the date on which stockholder approval with respect to the Remediation Agreement and the transactions contemplated thereby has been obtained (the “Conversion Date”), each share of Series C Preferred Stock shall be automatically converted into such number of fully paid and non-assessable shares of common stock as is determined by dividing $1.00 by the conversion price in effect on the Conversion Date. The conversion price is initially equal to $1.00, subject to adjustment as described in the Series C Certificate of Designation.

■	Redemption. The Series C Preferred Stock is not redeemable.

Convertible Series D Preferred Stock

The terms of the Series D Preferred Stock are governed by a certificate of designation (the “Series D Certificate of Designation”) filed by the Company with the Nevada Secretary of State on September 24, 2018. Pursuant to the Series D Certificate of Designation, the Company designated 9,294,414 shares of its preferred stock as Series D Preferred Stock. The Company issued 6,371,336 shares of Convertible Series D Preferred Stock in connection with the Remediation Agreement. Following is a summary of the material terms of the Series D Preferred Stock:

■	Dividends. Holders of shares of Series D Preferred Stock shall receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on outstanding common stock at the per annum rate of 8% of the Stated Value (as defined below). Dividends on each share of Series D Preferred Stock will accrue daily and be cumulative from and including the date of issuance thereof and shall be payable upon the occurrence of a Liquidation or a conversion. The “Stated Value” shall mean $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series D Preferred Stock. Holders shall also be entitled to receive dividends on shares of Series D Preferred Stock equal (on an as-if-converted-to-common-stock then convertible) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of the common stock.

■	Liquidation. Upon a Liquidation, holders of Series D Preferred Stock shall be entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series D Preferred Stock were fully converted to common stock immediately prior to such Liquidation, which amount shall be paid to the holders of Series D Preferred Stock pari passu with all holders of Series C Preferred Stock and in preference to the holders of common stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Convertible Series D Preferred Stock (Cont.)

■	Voting Rights. Except as provided by law or by the other provisions of the Series D Certificate of Designation, the holders of Series D Preferred Stock have no voting rights. However, as long as any shares of Series D Preferred Stock are outstanding, the holders of Series D Preferred Stock shall have the right to prohibit or veto the Company from entering into any agreement or taking any action with respect to (i) a Change in Control Transaction (as defined below) or (ii) the issuance any equity securities or equity-linked securities at a price per share below $0.6505, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock. The Company must notify the holders of Series D Preferred Stock at least 20 days in advance of the events described above and the holder shall exercise its veto right by notifying the Company in writing within 15 days after the receipt of such notice that it is exercising its veto right to prohibit such agreement from being entered into or action from being taken. A “Change in Control Transaction” means the acquisition by any person of beneficial ownership of more than 50% (on a fully diluted basis) of either (i) the then outstanding shares of common stock, taking into account as outstanding for this purpose such common stock issuable upon the exercise of options or warrants, the conversion of convertible stock or debt, and the exercise of any similar right to acquire such common stock or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors.

■	Conversion. On the Conversion Date, each share of Series D Preferred Stock, plus accrued, but unpaid, dividends thereon (the “Aggregate Preference Amount”), shall be automatically converted into such number of fully paid and non-assessable shares of common stock as is determined by a formula (computed on the Conversion Date) (i) the numerator of which is equal to the Aggregate Preference Amount and (ii) the denominator of which is equal to the conversion price. The conversion price is initially equal to $1.00, subject to adjustment as described in the Series D Certificate of Designation.

■	Redemption. The Series D Preferred Stock is not redeemable.

Securities Purchase Agreement

On December 22, 2017, the Company had entered into the OFI Purchase Agreement with OFI, under which OFI could, but was not obligated to, invest up to $15,000 in the Company in a series of closings over a period prior to December 31, 2018, in exchange for which OFI would receive shares of the Company’s Redeemable Convertible Series B Preferred Stock (“Series B Shares”) at a purchase price of $1.00 per share (the “Option”).

On December 22, 2017 (the “Initial Date”), the Company and OFI completed the first closing under the OFI Purchase Agreement, pursuant to which OFI exercised a portion of the Option and provided $1,500 to the Company in exchange for 1,500,000 Series B Shares. On January 24, 2018 (the “Second Date”), the Company and OFI completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided $2,225 to the Company in exchange for 2,225,000 Series B Shares. On August 24, 2018 (the “Third Date”), the Company and OFI completed a third closing under the OFI Purchase Agreement, pursuant to which the OFI provided $100 to the Company in exchange for 100,000 Series B Shares.

Under the OFI Purchase Agreement, the proceeds from the first closing were to be used for working capital and general corporate purposes, the proceeds from the second closing were to be used to perform due diligence and invest in Income Generating Properties (as defined in the OFI Purchase Agreement) that have been approved by the Company’s board of directors, and proceeds from subsequent closings were be used to invest in Income Generating Properties (as defined in the OFI Purchase Agreement) that have been approved by the Company’s board of directors or as otherwise agreed to between the Company and OFI in writing prior to such subsequent closings. On March 16, 2018, the Company and OFI entered into a letter agreement, pursuant to which OFI agreed that the Company may use all proceeds for the purposes and uses described in a budget agreed to between the Company and OFI at the time the letter agreement was signed. In connection with such letter agreement, the Company agreed to provide OFI, on a quarterly basis, on or prior to 15 days after the end of each quarter, a report that describes, in reasonable detail, the actual expenses incurred and payments made during such period compared to the expenses and payments specified in the budget for such period, certified by the Company’s Chief Financial Officer.

Under ASC 480, “Distinguishing Liabilities from Equity”, since the Series B Shares had conditional redemption provisions which are outside of the control of the Company and also contained a deemed liquidation preference, the Series B Shares were classified as mezzanine financing at the Initial Date at the residual amount, which was the difference between the total proceeds received and the fair value of the Option. Subsequently, accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method. Changes in the redemption value were considered to be changes in accounting estimates.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Securities Purchase Agreement (Cont.)

Under ASC 480, the aforementioned right granted to OFI to further invest in the Company represent written call Option which was considered freestanding, as the Company believed it was legally detachable and separately exercisable. As the option was exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value and recorded as a non-current financial liability on the consolidated balance sheet. Excess of the initial value of the option liability over the proceeds received was charged immediately into the consolidated statement of comprehensive loss as financing expenses in the fourth quarter of 2017. The Option was marked to market in each reporting period until it was exercised or expired, as earlier, when changes in the fair value of the Option charged into statement of comprehensive income or loss. For the three and nine months ended September 30, 2018, the Company recorded income in the total amount of $993 and $3,288, respectively, due to revaluation of Option to purchase Series B Shares.

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

In conjunction with the Second Date, OFI partially exercised the written call option present in the OFI Purchase Agreement and therefore upon exercise, the pro-rata share of this liability amounting to $677 was reclassified in the condensed consolidated balance sheet from Option to purchase Series B Shares into Series B Shares, during the three months ended March 31, 2018. On the Second Date, each Series B Share (exclusive of dividends) was convertible into 1.24789 shares of common stock valued at $1.00 per share. Because of reclassification of the exercised written call option, there was no additional BCF measured.

In conjunction with the Third Date, OFI partially exercised the written call option present in the OFI Purchase Agreement and therefore upon exercise, the pro-rata share of this liability amounting to $4 was reclassified in the condensed consolidated balance sheet from Option to purchase Series B Shares into Series B Shares, during the three months ended September 30, 2018. On the Third Date, each Series B Share (exclusive of dividends) was convertible into 1.24789 shares of common stock valued at $1.00 per share. Because of reclassification of the exercised written call option, there was no additional BCF measured.

The fair value of the Option was based on management estimates and values derived from a calculation to provide an approximate indication of value. The fair value of Option was estimated at each reporting and exercise date, including, December 31, 2017, January 24, 2018, August 30, 2018 and September 24, 2018 (the date of cancellation of the option as described below) by using hybrid method that includes scenario of conversion and scenario liquidation and the Black-Scholes option pricing model. In the first scenario, the Series B Preferred Stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on the total capitalization of the Company. In the second scenario, the Option was estimated based on the value of the Option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the Option. The Company measured the fair value of the Option on a recurring basis in accordance with ASC 820, “Fair Value Measurement and Disclosures” (primary inputs classified at level 3).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Securities Purchase Agreement (Cont.)

The following are the key underlying assumptions that were used:

	December 31, 2017	January 24, 2018	August 30, 2018	September 24, 2018
Dividend yield (%)	0	0	0	0
Expected volatility (%)	36.9	37.9	37.3	36.4
Risk free interest rate (%)	1.74	1.75	2.15	2.21
Strike price	1.00	1.00	1.00	1.00
Series B Preferred Stock price	1.13	1.10	0.44	0.38
Probability of if-converted scenario (%)	90	90	90	90
Probability assumed liquidation scenario (%)	10	10	10	10
Expected term of Option (years)	1.0	0.9	0.33	0.25
Option’s fair value per share	$0.33	$0.30	$0.04	$0.04

The following tabular presentation reflects the activity in the Option to purchase Series B Shares during the nine months ended September 30, 2018 -

Fair value of Option to purchase Series B Shares
(Unaudited)

Opening balance, January 1, 2018	$4,390
Partial exercise of Series B Shares written call option	(681)
Revaluation of option to purchase Series B Shares	(3,288)
Extinguishment of option to purchase Series B Shares (*)	(421)

Closing balance, September 30, 2018	$—

(*)	On September 24, 2018, the OFI Purchase Agreement was superseded by the Remediation Agreement entered into with OFI and Note Holders. Consequently, the option to purchase Series B Shares has been extinguished, as described below in more details.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Securities Purchase Agreement (Cont.)

In the absence of voluntary conversion and assuming no breaches as described above under “Redemption,” the Series B Shares would have automatically converted on May 31, 2018. As such, accretion adjustments to the carrying amount of the Series B Shares to the automatic conversion date of May 31, 2018 was recorded as deemed dividends. However, at March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Series B Shares became redeemable at the option of OFI. That Agreement has been superseded by the Remediation Agreement entered into with OFI on September 24, 2018. As a result, the Series B Convertible Preferred Stock has been withdrawn, and shares of Series D Convertible Preferred Stock was issued as a replacement. Activity in the account redeemable convertible preferred stock Series B for the nine months ended September 30, 2018, is outlined in the below table -

September 30, 2018
(Unaudited)

Opening balance, January 1, 2018	$87
Proceeds from issuance of Series B Shares at the Second Date and Third Date	2,325
Accretion of Series B Shares to redemption value	2,001
Partial exercise of Series B Shares written call option at the Second Date and Third Date	681
Conversion of Series B Shares into Common Stock (*)	(2,553)
Dividend on Series B Shares	177
Cancellation of Series B Shares in exchange for Series D Preferred Stock (**)	(2,718)

Closing balance, September 30, 2018	$—

(*)	Under the OFI Purchase Agreement, the Series B Preferred Stock, up to the stated limits, would automatically convert to the Company’s common stock on May 31, 2018. Consequently, 1,869,663 shares of Series B Preferred Stock held by OFI would have been converted into 2,965,301 shares, or 19.99% of the then 11,868,619 outstanding shares of common stock as of May 31, 2018, which is the applicable conversion date under the OFI Purchase Agreement. The then remaining 1,855,337 unconverted shares of the Series B Preferred Stock remained as mezzanine and accrued a preferred dividend until September 24, 2018, when the Series B shares were withdrawn and Series D preferred shares were issued in replacement, as described below in more details.

(**)	On September 24, 2018, the OFI Purchase Agreement was superseded by the Remediation Agreement entered into with OFI and Note Holders. Consequently, the Series B Shares have been withdrawn and Series D Shares were issued in replacement, as described below in more details.

Cancellation and Exchange Agreement

On April 20, 2018, the Company and OFI entered into a Cancellation and Exchange Agreement (the “Exchange Agreement”), pursuant to which OFI agreed to provide an additional $2,000 to the Company in exchange for 2,000,000 shares of the Company’s Series B Preferred Stock, subject to certain conditions set forth in the Exchange Agreement, including, among other things, the cancellation of 95,770 shares of the Company’s Series A Preferred Stock held by OFI in exchange for 5,382,274 shares of the Company’s common stock (the “OFI Shares”). Under the Exchange Agreement, closing of this additional investment, including cancellation discussed above, would occur promptly following the filing of the Information Statement (as defined below) with the SEC and mailing of the Information Statement to the stockholders of the Company, and in any event within 3 days thereafter.

In accordance with the Exchange Agreement, the Company obtained the irrevocable written consent of at least a majority of the stockholders of the Company (excluding OFI) that is final and binding (the “Stockholder Consent”) approving the issuance of the OFI Shares and the issuance of common stock upon conversion of all of the Series B Preferred Stock held by OFI or issuable under the OFI Purchase Agreement. The Stockholder Consent was to become effective on the 20th day following the filing and mailing of a definitive information statement on Schedule 14C (the “Information Statement”), at which time stockholder approval of such issuances would have become effective (“Stockholder Approval”). Pursuant to the Exchange Agreement, the Company agreed to issue the OFI Shares as soon as practicable after obtaining Stockholder Approval and in any event within 3 business days of obtaining Stockholder Approval.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Cancellation and Exchange Agreement (Cont.)

Pursuant to the Exchange Agreement, the Company agreed that the OFI Shares would constitute “Registrable Securities” under the registration rights agreement between the Company and OFI, dated December 22, 2017, and the Company would use commercially reasonable efforts to promptly amend the registration statement filed by the Company on January 23, 2018 to include the OFI Shares and any other shares of common stock of the Company that are issuable to OFI upon conversion of Series B Preferred Convertible Stock held by OFI that are not already included in such registration statement. On September 24, 2018, the Exchange Agreement was superseded by the Remediation Agreement entered into between the Company and OFI and the Note Holders.

Payout Notes and Stock Grant Agreement

Under the Contribution Agreement dated March 31, 2017 among the Company, its subsidiary FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P., and First Capital Real Estate Trust Incorporated (the "Contribution Agreement"), amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of the Company’s foreign subsidiaries, were converted to convertible secured notes in the principal amounts of approximately $3.1 million, $1 million and $1.5 million, respectively, following approval from the Company’s stockholders on October 12, 2017 (the “Payout Notes”). The Payout Notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, were secured by a security interest in all of the Company’s assets pursuant to a security agreement that the Company entered into with the Note Holders, and were convertible into shares of common stock.

On December 22, 2017, the Company entered into a stock grant agreement (the “Stock Grant Agreement”) with the Note Holders to (i) cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of common stock (the “Payout Shares”), (ii) effectuate the release of all security interests associated with the Payout Notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (the “Additional Shares”), (iv) provide for certain cash payments to the Note Holders in amounts equal to the interest payments that would have been made to the Note Holders absent the conversion of the Payout Notes, (v) obtain the agreement of the Note Holders to provide certain support services to the Company, and (vi) obtain the conditional resignation of certain of the Note Holders from the board of directors. Accordingly, the Payout Notes were paid in full.

Pursuant to the Stock Grant Agreement, the Company agreed to make twelve (12) monthly payments on the first of each month commencing on January 1, 2018 in the amounts of approximately $21, $7 and $10 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively. Such cash payments were consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement. The Company was required to issue the Additional Shares promptly, but in any event within ten (10) days after the Company obtained stockholder approval of such issuance. Such stockholder approval was not obtained.

Remediation Agreement

On September 24, 2018 (the “Exchange Date”), the Company entered into the Remediation Agreement with OFI and the Note Holders, pursuant to which inter alia the following have been determined -

1.	The Stock Grant Agreement was terminated, the Payout Shares were cancelled, and the Company issued to the Note Holders an aggregate of 7,485,627 shares of newly-designated Series C Preferred Stock in exchange for 5,628,291 shares of common stock.

2.	In addition, the OFI Purchase Agreement (subject to the survival of certain provisions identified in the Remediation Agreement), the Supplemental Agreement and the Exchange Agreement were terminated and 1,955,357 shares of the Series B Stock (and 2,965,301 shares of common stock that have been granted upon automatic conversion of 1,869,663 shares of Series B Preferred Stock at May 31, 2018) issued to OFI were cancelled and the Company issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock. In addition, in conjunction with the exchange of OFI’s existing Series B Preferred Stock for Series D Preferred Stock, the option for OFI to purchase future Series B Preferred Stock up to aggregate amount of $15 million has been cancelled but OFI agreed to purchase $100 of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, commencing on September 30, 2018, until it has purchased an aggregate of $500 of shares of Series D Preferred Stock, provided that, upon closing of any material business combination involving the Company that is approved by OFI, OFI agreed to purchase an additional $1,500 of shares of Series D Preferred Stock at a price of $0.65 per share. Notwithstanding the foregoing, from and after the date that stockholder approval of the conversion of shares issued under Remediation Agreement has been obtained, instead of purchasing shares of Series D Preferred Stock, OFI agreed to purchase shares of common stock at a price of $0.65 per share. On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Remediation Agreement (Cont.)

3.	As promptly as possible following the date of the Remediation Agreement (and in no event later than 30 days thereafter), the Company is required to prepare and file a preliminary proxy statement relating to stockholder approval of the issuance of common stock upon conversion of all shares of Series C Preferred Stock and Series D Preferred Stock issued under the Remediation Agreement. The Company is required to call, give notice of and hold a stockholders meeting relating to such stockholder approval reasonably promptly after the date that any comments from the SEC on the proxy statement have been resolved or the final proxy statement is otherwise ready for dispatch. The preliminary proxy statement was filed on September 27, 2018. The final proxy statement was filed on October 25, 2018 and mailed to the Company’s stockholders on or about October 31, 2018. A stockholder meeting to approve this matter is scheduled for November 29, 2018 (the “2018 Annual Meeting”).

4.	In addition, on September 24, 2018, in connection with the Remediation Agreement, the Company entered into the Registration Rights Agreement with OFI and the Note Holders (see Note 4).

In accordance with ASC 480-10-S99, since the Series C Preferred Shares and Series D Preferred Shares have no conditional (outside of the control of the Company) or mandatory redemption provisions, the Series C Preferred Stock and Series D Preferred Stock were classified as part of the stockholders’ equity on the Company’s Consolidated Balance Sheet. Based on such determination and due to the economic characteristics and risks of the Preferred Stock, based on their stated or implied substantive terms and features, Series C and Series D Preferred Stock are considered as more akin to equity than debt.

Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to Common Stock and those of the Series B, Series C and Series D Preferred Stock themselves (the ‘host contract’) are clearly and closely related. As a result, the embedded conversion feature was not required to be bifurcated.

Also, as the Series C Preferred Stock and Series D Preferred Stock are valued in excess of the common stock and since each share of Series C Preferred Stock and Series D Preferred Stock was contingently convertible into one share of Common Stock, it was determined that at the exchange date, the effective exercise price of the conversion feature (based on the effective conversion rate of the Series C Preferred Stock and the Series D Preferred Stock into Common Stock) was higher than the estimated fair value of the Company’s Common Stock (which was valued at $0.24 per share). Thus, it was determined that the conversion feature was not beneficial.

In addition, the Remediation Agreement with OFI constitutes a firm forward purchase contract for an amount of $500 at $0.65 per share ($400 out of which is remaining at September 30, 2018) and an additional contingent purchase commitment of $1,500 in the event of a material business combination. The forward contract meets the scope exception requirements and derivative treatment under ASC 815 and therefore it is classified as equity.

At the Exchange Date, in conjunction with the Remediation Agreement, the Note Holders’ existing common stock has been exchanged in consideration for issuance of Series C Preferred Stock, the OFI’s existing Series B Preferred Stock (including shares of common stock that have been granted upon automatic conversion of portion of shares of Series B Preferred Stock at May 31, 2018) has been exchanged in consideration for issuance of Series D Preferred Stock and the Option for OFI to purchase future Series B Preferred Stock up to aggregate amount of $15 million has been cancelled for the future commitment of OFI to invest up to aggregate amount of $2,000.

If a preferred share has characteristics that cannot be reliably assessed using the cash flow model in ASC 470-50, it is evaluated using another quantitative model, such as the fair value model or based on an analysis of the significance of any contractual terms added, contractual terms removed, and changes to existing contractual terms. In such analysis the company consider, among others critical terms such as a change in the liquidation preference order/priority (including the determination wheatear the classification of the instrument has changed from mezzanine to equity or to liability vice versa), voting rights, or conversion ratio. In addition, the company considers the business purpose for the changes and how the changes may influence the economic decisions of the investor, if any.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Remediation Agreement (Cont.)

Based on an analysis of the significance of the contractual terms added, contractual terms removed, and changes to existing contractual terms of the preferred stock, which considered, among others the change in the liquidation preference order/priority (mostly the classification change from mezzanine to equity) and the removal of voting rights, it was determined that the exchange should be accounted for as an extinguishment of the original financial instruments involved and an issuance of new instruments. At the Exchange Date, the fair value of the 7,485,627 shares of Series C Preferred Stock was $1,797. Such amount relates to the 5,628,291 shares of common stock that was exchanged, which the fair value was $1,351 and the difference of $446 was accounted for as a deemed dividend. Also, at the Exchange Date, the total fair value of consideration which was paid by the Company (i.e. the 6,217,490 shares of Series D Preferred Stock less the fair value of the firm forward purchase contract which was determined to be favorable for the Company) amounted to an aggregate amount of $325 which was allocated to the instruments that have been cancelled/exchanged based on their relative fair values as determined by the Company’s management. The fair value of the instruments that have been cancelled/exchanged amounted to $3,911 as follows: 1) the 1,955,357 shares of Series B Preferred Stock (including 2,965,301 shares of common stock that have been granted upon automatic conversion of 1,869,663 shares of Series B Preferred Stock at May 31, 2018) was $3,431; 2) the option to purchase Series B Preferred Stock has been marked to market at the total amount of $421 and 3) the registration rights liability was $59. Therefore, an amount of $285 out of the above consideration was allocated to the Series B Preferred Stock (including shares of common stock that have been granted upon automatic conversion of portion of shares of Series B Preferred Stock at May 31, 2018) and accordingly, the difference between such amount and the carrying amount of the Series B Preferred Stock at the exchange date was accounted for as an additional deemed dividend in the Statement of Changes in Shareholders’ Equity (Deficit). The remaining amount of $40 was allocated to the financial liability in connection with the option to purchase Series B Preferred Stock and the registration rights liability and accordingly, the difference between such amount and the carrying amount of the option to purchase Series B Preferred Stock and the registration rights liability at the exchange date of $440 was recorded as separate line in the consolidated statement of comprehensive loss.

Restricted stock

On June 20, 2018, the Company’s board of directors approved the employment agreement with the Chief Executive Officer, pursuant to which the Company agreed to issue 400,000 shares of common stock that will be vest over a 3-years period. One-third of the shares shall be issued to the Chief Executive Officer and the Chief Executive Officer shall vest in such shares on each of the first anniversary and the two ensuing anniversaries of the date of execution of the employment agreement. The foregoing notwithstanding, the Chief Executive Officer shall fully vest in all of the shares if the Chief Executive Officer’s employment with the Company shall terminate upon the occurrence of a Change in Control as defined in the employment agreement. The closing price of the Company’s share at June 20, 2018 is $0.47 and therefore the overall expenses to be recorded amounted to $188. For the period commencing June 20, 2018 and ended September 30, 2018, the Company recorded an expense of $16 as part of the general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. Issuance of these shares is subject to stockholder approval of the Company’s 2018 Equity Incentive Plan at the 2018 Annual Meeting.

Issuance of common stock

As discussed in Note 4, the Company has agreed to issue to Mr. Johnson (the former Chief Finance Executive of the Company) 271,000 shares of the Company’s common stock, subject to appropriate adjustment for any stock splits, stock or business combinations, recapitalizations or similar events occurring after the date of the agreement. Those shares were be issued on any business day during the period commencing on the date that is six months after the date of the agreement and ending on the date that is three business days after such six-month anniversary. On August 12 2018, the aforesaid shares were issued to Mr. Johnson with a stated value of $86, representing a price per share of $0.32.

Common Stock Warrants

On August 30, 2018, the Company granted to one service provider a warrant to purchase 446,429 shares of common stock of the Company over a period of 5-years at an exercise price of $0.28 subject to certain standard adjustments. The warrant is fully vested and was granted in consideration for legal services that were rendered by the service provider. The fair value of the granted warrants was determined by using the Black-Scholes pricing model in total amount of $98 and was recorded as part of the general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Income (Loss).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 5 (Cont.)

Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit):

Common Stock Options

The Company’s Amended and Restated 2000 Non-Employee Director Stock Option Plan authorized 1,250,000 shares. As of September 30, 2018, the number of shares available for future issuance pursuant to this plan is 71,865. All other shares had either been issued or reserved for issuance upon exercise of stock options.

The Company’s Amended and Restated 2005 Equity Compensation Plan authorized 3,500,000 shares. As of September 30, 2018, there were no shares available for future issuance pursuant from this plan due to the lapsing of previously issued options. All other shares had either been issued or reserved for issuance upon exercise of stock options.

On April 18, 2018, the board of directors adopted the FC Global Realty Incorporated 2018 Equity Incentive Plan (the “2018 Plan”), which provides for grants of restricted stock, stock options and other forms of incentive compensation to officers, employees, directors and consultants. The Company is authorized to issue up to 5,000,000 shares of common stock under the 2018 Plan. The 2018 Plan became effective upon approval by the board on April 18, 2018, but no award may be exercised (or, in the case of a stock award, may be granted) unless and until the 2018 Plan has been approved by the stockholders of the Company, which approval shall be within twelve (12) months after the date the 2018 Plan was adopted by the board. Approval of the 2018 Plan will be included in the 2018 Annual Meeting.

A summary of stock option transactions under these plans during the nine months ended September 30, 2018 are as follows (unaudited):

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (*)
Outstanding at January 1, 2018	79,890	$94.51	3.6	$—

Granted	147,088	$0.98	9.5	$—
Exercised	—	—	—	—

Expired/cancelled	(149,588)	—	—	—
Outstanding at September 30, 2018	77,390	$95.27	3.6	$—
Exercisable at September 30, 2018	77,390	$95.27	3.6	$—

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

The total equity-based compensation expense related to the Company’s equity-based awards, recognized during the nine months ended September 30, 2018 and 2017, total the amounts of $21 ($16 out of which related to restricted shares to be granted to the Company’s Chief Executive Officer in June 2018) and $935 ($811 out of which related to the nine months ended September 30, 2017 is included in discontinued operations), respectively.

As of September 30, 2018, there was $172 of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained. As of September 30, 2018, an amount of $1.6 million related to corporate international unrecognized tax benefits is included in other accrued liabilities.

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

During the three and nine month periods ended September 30, 2018, the Company recognized an income tax provision of $12 and $221, respectively, relating to adjustments of accruals and prepaid tax assets.

Note 7

Subsequent Events:

Second Closing under the Remediation Agreement

As discussed in Note 5, on October 31, 2018, the Company and OFI completed its second closing under the Remediation Agreement, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock.

Plan of Conversion

On November 8, 2018, the Company adopted a plan of conversion (the “Plan of Conversion”) to change the Company’s state of incorporation from Nevada to Maryland by way of a conversion of the Company into a Maryland corporation to be named Gadsden Properties, Inc. (“GPI”), pursuant to Section 92A.105 of the Nevada Revised Statutes and Section 3-901 of the Maryland General Corporation Law (the “Conversion”). Pursuant to the Plan of Conversion, the issued and outstanding shares of the Company’s common stock will automatically be converted into the same number of shares of GPI’s common stock.  In addition, all options, rights or warrants to purchase shares of the Company’s common stock outstanding immediately prior to the Conversion will thereafter entitle the holder to purchase a like number of shares of GPI’s common stock on the same terms without any action on the part of the holder. The Company’s business, directors and management will continue to be the same as immediately before the Conversion.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 7 (Cont.)

Subsequent Events:

Plan of Conversion (Cont.)

Completion of the Conversion is subject to a number of conditions, including (i) approval of the Plan of Conversion by the affirmative vote of holders of at least a majority of the issued and outstanding shares of the Company’s voting stock and (ii) the filing and effectiveness of a registration statement on Form S-4 with the SEC in connection with the offer and issuance of GPI’s securities to be issued pursuant to the Conversion. The Company plans to complete the Conversion immediately prior to the Merger described below.

Merger Agreement

On November 8, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with FC Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company established on October 11, 2018 (“FC Merger Sub”), Gadsden Growth Properties, Inc., a Maryland corporation (“Gadsden”) and Gadsden Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”), pursuant to which, subject to the terms and conditions of the Merger Agreement, FC Merger Sub will merge with and into Gadsden, with Gadsden surviving the merger as a wholly owned subsidiary of the Company, which shall have been converted into GPI (the “Merger”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the effective time of the Merger (the “Effective Time”), except as otherwise set forth in the Merger Agreement, shares of each class of Gadsden stock issued and outstanding immediately prior to the Effective Time will be automatically converted into the equivalent class of GPI stock. Each share of Gadsden common stock will be automatically converted into 21.529 shares of GPI common stock, each share of Gadsden 7% Series A Cumulative Convertible Perpetual Preferred Stock will be automatically converted into 1 share of GPI 7% Series A Cumulative Convertible Perpetual Preferred Stock (with rights of equal tenor to the Gadsden 7% Series A Cumulative Convertible Perpetual Preferred Stock), each share of Gadsden Series B Non-Voting Convertible Preferred Stock will be automatically converted into 1 share of GPI Series B Non-Voting Convertible Preferred Stock (with rights of equal tenor to the Gadsden Series B Non-Voting Convertible Preferred Stock), and each share of Gadsden Series C Participating Convertible Preferred Stock will be automatically converted into 1 share of GPI Series C Participating Convertible Preferred Stock (with rights of equal tenor to the Gadsden Series C Participating Convertible Preferred Stock), each subject to certain adjustments to be made at the Effective Time as more fully described in the Merger Agreement (the shares of GPI stock issuable in connection with the Merger is referred to as the “Merger Consideration”). Following the Merger, all shares of GPI Series B Non-Voting Convertible Preferred Stock issued in the Merger will be automatically converted into shares of GPI common stock in accordance with the automatic conversion provision of the GPI Series B Non-Voting Convertible Preferred Stock. It is expected that, immediately after completion of the Merger, the former stockholders of Gadsden will own up to approximately 94% of the outstanding GPI common stock (on a fully-diluted basis), subject to adjustment as provided for in the Merger Agreement.

The Merger Agreement contains customary representations and warranties of the Company, FC Merger Sub, Gadsden and the Operating Partnership relating to their respective businesses, in each case generally subject to materiality and “Material Adverse Effect” qualifiers. Additionally, the Merger Agreement provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in the usual, regular and ordinary course substantially consistent with past practice and to refrain from taking certain actions without the other parties’ consent. The parties have also agreed not to solicit proposals relating to specified “Competing Transactions” (as defined in the Merger Agreement) or, subject to certain exceptions relating to the receipt of unsolicited offers that may be deemed to be “Superior Competing Transaction” (as defined in the Merger Agreement), enter into discussions concerning or provide information in connection with Competing Transactions.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to: adoption of the Merger Agreement by the vote of Gadsden’s stockholders holding two-thirds of the outstanding shares of Gadsden common stock and Gadsden 7% Series A Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis) (the “Gadsden Stockholder Approval”) and the approval of the issuance of GPI stock in connection with the Merger (the “Stock Issuance”) by a majority of votes cast by the Company’s stockholders (the “Company Stockholder Approval”); effectiveness of a registration statement on Form S-4 that will include a joint proxy statement of the Company and Gadsden and that will also constitute a prospectus of GPI (the “Joint Proxy Statement/Prospectus”); absence of injunction by any court or other tribunal of competent jurisdiction and absence of law that prevents, enjoins, prohibits or makes illegal the consummation of the Merger; receipt of all consents, approvals and authorizations legally required to be obtained to consummate the Merger; and receipt of customary legal opinions from counsel to the Company and Gadsden. In addition, the Company must have completed all actions required the Remediation Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement, and the absence of a material adverse effect on each party.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 7 (Cont.)

Subsequent Events:

Merger Agreement (Cont.)

In addition, the obligation of Gadsden and the Operating Partnership to complete the Merger is subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following conditions: Gadsden shall have agreed with the Company regarding the calculation of Closing NAV (as defined in the Merger Agreement) and Closing NAV of the Company shall not be less than $7.5 million; Gadsden shall be satisfied with the results of its due diligence investigation of the Company and its subsidiaries; the stockholders of the Company that constitute at least 70% of the total voting power of the Company shall have approved the Conversion and the Stock Issuance; the Company shall have, on a consolidated basis, not less than $1.5 million of unrestricted cash; and the Company shall have received a letter of resignation from each member of its board of directors, other than the directors who are to be members of the board after the Merger. The obligation of the Company to complete the Merger is also subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following condition: the Company shall have agreed with Gadsden regarding the calculation of Closing NAV and Closing NAV of Gadsden shall not be less than $80 million.

The Merger Agreement may be terminated at any time prior to the completion of the Merger, whether before or after Company Stockholder Approval or Gadsden Stockholder Approval, in any of the following ways: (i) by mutual written consent of the Company and Gadsden; (ii) by either Gadsden or the Company if the Merger shall not have occurred on or prior to March 31, 2019; provided, that a party that has materially failed to comply with any obligation of such party set forth the Merger Agreement shall not be entitled to exercise its right to terminate; (iii) by Gadsden upon a breach of any representation, warranty, covenant or agreement on the part of the Company or FC Merger Sub set forth in the Merger Agreement, or if there shall have been a Gadsden material adverse effect or if the Joint Proxy Statement/Prospectus is not declared effective by the SEC on or prior to December 28, 2018; (iv) by the Company upon a breach of any representation, warranty, covenant or agreement on the part of Gadsden or the Operating Partnership set forth in the Merger Agreement, or if there shall have been a Company material adverse effect; (v) by either Gadsden or the Company if any order by any governmental entity of competent authority preventing the consummation of the Merger shall have become final and non-appealable; (vi) by either Gadsden or the Company if either the Company Stockholder Approval or the Gadsden Stockholder approval shall not have been obtained; (vii) by either Gadsden or the Company prior to obtaining the Gadsden Stockholder Approval or the Company Stockholder Approval if Gadsden or the Company has delivered a notice of a Superior Competing Transaction (provided that for the termination to be effective, such party shall have paid the applicable termination fee); (viii) by Gadsden if (a) the Company’s board of directors shall have withdrawn, qualified or modified in a manner adverse to Gadsden its recommendation to approve the Stock Issuance, or shall recommend that the Company’s stockholders approve or accept a Competing Transaction, or if the Company shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action, or (b) the Company shall have knowingly and materially breached its obligation under the Merger Agreement to call or hold its stockholder meeting or to cause the Joint Proxy Statement/Prospectus to be mailed to its stockholders in advance of the meeting (it being agreed that Gadsden shall not have any right to terminate unless Gadsden shall have satisfied its obligations in connection with the Joint Proxy Statement/Prospectus and shall have provided all information and other materials required in connection therewith, and further agreed that Gadsden shall not have any right to terminate as a result of the Company’s failure to act as soon as practicable (or to satisfy similar obligations), as a result of any delay as a result of the SEC review process, or as a result of the need to take actions to comply with the federal securities laws); or (ix) By the Company if (a) Gadsden’s board of directors shall have withdrawn, qualified or modified in a manner adverse to the Company its recommendation to approve the Merger Agreement, or shall recommend that Gadsden’s stockholders approve or accept a Competing Transaction, or if Gadsden shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action, or (b) Gadsden shall have knowingly and materially breached its obligation under the Merger Agreement to call or hold its stockholder meeting or to cause the Joint Proxy Statement/Prospectus to be mailed to its stockholders in advance of the meeting (it being agreed that the Company shall not have any right to terminate unless the Company shall have satisfied its obligations in connection with the Joint Proxy Statement/Prospectus and shall have provided all information and other materials required in connection therewith, and further agreed the Company shall not have any right to terminate as a result of Gadsden’s failure to act as soon as practicable (or to satisfy similar obligations), as a result of any delay as a result of the SEC review process, or as a result of the need to take actions to comply with the federal securities laws).

Gadsden is required to pay a termination fee of $200 if the Merger Agreement is terminated: by Gadsden at any time prior to the receipt of Gadsden Stockholder Approval upon delivery of a notice of a Superior Competing Transaction; by the Company upon any of the events described in subsection (ix) of the preceding paragraph; or by the Company if Gadsden Stockholder Approval shall not have been obtained and (i) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the Gadsden’s stockholder meeting and (ii) within twelve months of any such termination, Gadsden or any subsidiary of Gadsden shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 7 (Cont.)

Subsequent Events:

Merger Agreement (Cont.)

The Company is required to pay a termination fee of $250 if the Merger Agreement is terminated: by the Company at any time prior to the receipt of the Company Stockholder Approval upon delivery of a notice of a Superior Competing Transaction; by Gadsden upon any of the events described in subsection (viii) of the paragraph above regarding termination; by Gadsden, upon a breach of certain representations, warranties, covenants or agreements on the part of the Company or FC Merger Sub set forth in Merger Agreement; or by Gadsden if the Company Stockholder Approval shall not have been obtained and (i) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the Company’s stockholder meeting and (ii) within twelve months of any such termination, the Company or any subsidiary of the Company shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

If the Merger Agreement is validly terminated, the Merger Agreement will terminate (except that the confidentiality agreement between Gadsden and the Company, and the provisions described Section 5.2 (Access to Information; Confidentiality and Confidentiality Agreement), Section 7.1 (Termination), Section 7.2 (Break-Up Fees and Expenses), Section 7.3 (Effect of Termination) and Article VIII (Survival of Representations and Warranties, Indemnification) and Article IX (General Provisions) of the Merger Agreement, which provisions shall survive such termination), and there will be no other liability on the part of either party to the other except for the termination fees and expenses described above; provided, that no party will be relieved from liability for fraud or a willful breach, or the Company’s failure to pay the Merger Consideration upon satisfaction of the conditions to closing set forth in the Merger Agreement, in which case the aggrieved party will be entitled to all rights and remedies available at law or in equity.

Due to the fact that Gadsden will acquire control of the Company as a result of the Merger, the Merger will be accounted for as a “reverse acquisition” pursuant to which Gadsden will be considered the acquiring entity for accounting purposes in accordance with U.S. GAAP, and the Company’s assets and liabilities will be recorded at fair value. Gadsden’s historical results of operations will replace the Company’s historical results of operations for all periods prior to the Merger.

The Company filed a preliminary Joint Proxy Statement/Prospectus related to the Merger on November 9, 2018.

Cancellation of Common Stock

The Company had entered into a Severance Agreement with Suneet Singal, its former Chief Executive Officer, on December 22, 2017, under which it agreed to issue Mr. Singal 1,000,000 shares of the Company's common stock. On October 22, 2018, the Company completed the cancellation of those shares, having reached a decision to do so after the discovery of transfer and valuation issues with certain assets transferred to the Company from Mr. Singal's First Capital Real Estate Investment Trust. On September 21, 2018, Mr. Singal filed a Complaint against the Company in the Supreme Court of the State of New York, County of New York (the “Complaint”), alleging breach of the Severance Agreement and breach of the covenant of good faith and fair dealing for an unspecified amount of damages. On October 24, 2018, the Company filed a Notice of Removal removing the action from the Supreme Court of the State of New York, County of New York to the United States District Court for the Southern District of New York. On November 5, 2018, the Company filed a Pre-Motion Letter seeking leave from the Court to file a motion to dismiss the Complaint. The Company intends to vigorously defend this matter and is exploring all of its legal options against Mr. Singal.

Lawsuit Dismissal

As reported above in Note 4, Commitments and Contingencies, the Company is a party to a lawsuit, JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York. The suit named as defendants Suneet Singal, an officer of various First Capital companies as well as the Company’s former Chief Executive Officer and former member of the Company’s board of directors, Frank Grant and Richard Leider, board members of First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, PhotoMedex Inc.), as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P. Mr. Leider is also on the board of directors of the Company.  A Motion to Dismiss this action was filed earlier this year with the Court on behalf of all defendants.

On November 12, 2018, the Court granted defendants’ Motion to Dismiss this case in its entirety.

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

Our Company

The Company, founded in 1980, is transitioning from its former business as a skin health company to a company focused on real estate development and asset management, concentrating primarily on investments in and the management and development of income producing real estate assets.

Until the recent sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold the last remaining major product line. Following this transaction, we had only minimal operations and assets remaining, of immaterial value. We are in the process of liquidating the remaining legacy inventory and assets of this business line, after which time we will no longer operate within the skin health business.

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

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not structured as a REIT, thus we have the ability to retain earnings and to operate in real estate asset management, development and peripheral real estate activities, items that may be limited by REIT requirements. We will look to utilize our existing infrastructure to provide economies of scale to owners of real estate assets as we grow our portfolio over time.

Contribution Transaction

On March 31, 2017, we entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., or the Contributor, First Capital Real Estate Trust Incorporated, or the Contributor Parent, and FC Global Realty Operating Partnership, LLC, our wholly-owned subsidiary, or the Acquiror. The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (which we collectively refer to as the Contribution Agreement), the Contributor contributed certain real estate assets to the Acquiror. In exchange, the Contributor received shares of our common stock and then newly designated Series A Convertible Preferred Stock as described below. This transaction, which we refer to as the Contribution Transaction, closed on May 17, 2017.

On the closing date, the Contributor transferred assets totaling an agreed upon value of $10 million to the Acquiror, consisting of the following:

●	three vacant land sites intended for development as gas stations located in northern California;

●	a 75% interest in a limited liability company that owns a vacant land site intended for development as a gas station, located in northern California; and

●	a 100% interest in a limited liability company which owns a 17.9133% interest in a limited liability company called Avalon Jubilee LLC that owns property located in Los Lunas, New Mexico being developed as a single family residential development.

In exchange for these assets, we issued to the Contributor 879,234 shares of our common stock, which represented approximately 19.9% of our issued and outstanding common stock immediately prior to the closing date, at a per share value of $2.5183, or approximately $2.2 million in the aggregate. We issued the remaining approximately $7.8 million of the approximately $10 million agreed upon consideration to the Contributor in the form of 123,668 shares of our newly designated non-voting Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock is convertible into 25 shares of our common stock, subject to the satisfaction of certain conditions, including stockholder approval of such conversion, which was obtained on October 12, 2017.

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

The proprietary LHE® brand technology combines the benefits of direct heat and a full-spectrum light source for a variety of clinical applications, including psoriasis care, acne treatment, skin tightening, skin rejuvenation, wrinkle reduction, collagen renewal, vascular and pigmented lesion treatments and hair removal. This technology was originally used primarily in our professional products, including capital equipment sold to physicians and skin care specialists worldwide. The technology was then adapted to our hand-held consumer line of products like no!no! Skin, a medical device for acne. Except for the liquidation of remaining inventory, the carrying amount of which is insignificant as of September 30, 2018, this business segment effectively ceased operations with the sale to NEOVA on September 23, 2016.

Recent Developments

Second Closing under the Remediation Agreement

On September 24, 2018, we entered into a remediation agreement, or the Remediation Agreement, with Opportunity Fund I-SS, LLC, or OFI, and Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror, or the Note Holders, pursuant to which, among other things, OFI agreed to purchase $0.10 million of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, commencing on September 30, 2018, until it has purchased an aggregate of $0.50 million of shares of Series D Preferred Stock. On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock. October 31, 2018, a second closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock.

Plan of Conversion

On November 8, 2018, we adopted a plan of conversion, or the Plan of Conversion, to change our state of incorporation from Nevada to Maryland by way of a conversion of the Company into a Maryland corporation to be named Gadsden Properties, Inc., or GPI, pursuant to Section 92A.105 of the Nevada Revised Statutes and Section 3-901 of the Maryland General Corporation Law (which we refer to as the Conversion). Pursuant to the Plan of Conversion, the issued and outstanding shares of our common stock will automatically be converted into the same number of shares of GPI’s common stock. In addition, all options, rights or warrants to purchase shares of our common stock outstanding immediately prior to the Conversion will thereafter entitle the holder to purchase a like number of shares of GPI’s common stock on the same terms without any action on the part of the holder. Our business, directors and management will continue to be the same as immediately before the Conversion.

Completion of the Conversion is subject to a number of conditions, including (i) approval of the Plan of Conversion by the affirmative vote of holders of at least a majority of the issued and outstanding shares of our voting stock and (ii) the filing and effectiveness of a registration statement on Form S-4 with the Securities and Exchange Commission, or the SEC, in connection with the offer and issuance of GPI’s securities to be issued pursuant to the Conversion. We plan to complete the Conversion immediately prior to the Merger described below.

Merger Agreement

On November 8, 2018, we entered into an agreement and plan of merger, or the Merger Agreement, with FC Merger Sub, Inc., a Maryland corporation and wholly owned subsidiary of the Company established on October 11, 2018, or FC Merger Sub, Gadsden Growth Properties, Inc., a Maryland corporation, or Gadsden, and Gadsden Growth Properties, L.P., a Delaware limited partnership, or the Operating Partnership, pursuant to which, subject to the terms and conditions of the Merger Agreement, FC Merger Sub will merge with and into Gadsden, with Gadsden surviving the merger as a wholly owned subsidiary of the Company, which shall have been converted into GPI (we refer to this transaction as the Merger).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions described therein, at the effective time of the Merger, or the Effective Time, except as otherwise set forth in the Merger Agreement, shares of each class of Gadsden stock issued and outstanding immediately prior to the Effective Time will be automatically converted into the equivalent class of GPI stock. Each share of Gadsden common stock will be automatically converted into 21.529 shares of GPI common stock, each share of Gadsden 7% Series A Cumulative Convertible Perpetual Preferred Stock will be automatically converted into 1 share of GPI 7% Series A Cumulative Convertible Perpetual Preferred Stock (with rights of equal tenor to the Gadsden 7% Series A Cumulative Convertible Perpetual Preferred Stock), each share of Gadsden Series B Non-Voting Convertible Preferred Stock will be automatically converted into 1 share of GPI Series B Non-Voting Convertible Preferred Stock (with rights of equal tenor to the Gadsden Series B Non-Voting Convertible Preferred Stock), and each share of Gadsden Series C Participating Convertible Preferred Stock will be automatically converted into 1 share of GPI Series C Participating Convertible Preferred Stock (with rights of equal tenor to the Gadsden Series C Participating Convertible Preferred Stock), each subject to certain adjustments to be made at the Effective Time as more fully described in the Merger Agreement (the shares of GPI stock issuable in connection with the Merger is referred to as the Merger Consideration). Following the Merger, all shares of GPI Series B Non-Voting Convertible Preferred Stock issued in the Merger will be automatically converted into shares of GPI common stock in accordance with the automatic conversion provision of the GPI Series B Non-Voting Convertible Preferred Stock. It is expected that, immediately after completion of the Merger, the former stockholders of Gadsden will own up to approximately 94% of the outstanding GPI common stock (on a fully-diluted basis), subject to adjustment as provided for in the Merger Agreement.

The Merger Agreement contains customary representations and warranties of the Company, FC Merger Sub, Gadsden and the Operating Partnership relating to their respective businesses, in each case generally subject to materiality and “Material Adverse Effect” qualifiers. Additionally, the Merger Agreement provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in the usual, regular and ordinary course substantially consistent with past practice and to refrain from taking certain actions without the other parties’ consent. The parties have also agreed not to solicit proposals relating to specified “Competing Transactions” (as defined in the Merger Agreement) or, subject to certain exceptions relating to the receipt of unsolicited offers that may be deemed to be “Superior Competing Transaction” (as defined in the Merger Agreement), enter into discussions concerning or provide information in connection with Competing Transactions.

Consummation of the Merger is subject to various conditions, including, among others, customary conditions relating to: adoption of the Merger Agreement by the vote of Gadsden’s stockholders holding two-thirds of the outstanding shares of Gadsden common stock and Gadsden 7% Series A Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis) (which we refer to as the Gadsden Stockholder Approval) and the approval of the issuance of GPI stock in connection with the Merger (which we refer to as the Stock Issuance) by a majority of votes cast by our stockholders (which we refer to as the Company Stockholder Approval); effectiveness of a registration statement on Form S-4 that will include a joint proxy statement of the Company and Gadsden and that will also constitute a prospectus of GPI (which we refer to as the Joint Proxy Statement/Prospectus); absence of injunction by any court or other tribunal of competent jurisdiction and absence of law that prevents, enjoins, prohibits or makes illegal the consummation of the Merger; receipt of all consents, approvals and authorizations legally required to be obtained to consummate the Merger; and receipt of customary legal opinions from counsel to the Company and Gadsden. In addition, we must have completed all actions required the Remediation Agreement. The obligation of each party to consummate the Merger is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Merger Agreement, and the absence of a material adverse effect on each party.

In addition, the obligation of Gadsden and the Operating Partnership to complete the Merger is subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following conditions: Gadsden shall have agreed with the Company regarding the calculation of Closing NAV (as defined in the Merger Agreement) and Closing NAV of the Company shall not be less than $7.5 million; Gadsden shall be satisfied with the results of its due diligence investigation of the Company and its subsidiaries; the stockholders of the Company that constitute at least 70% of the total voting power of the Company shall have approved the Conversion and the Stock Issuance; the Company shall have, on a consolidated basis, not less than $1.5 million of unrestricted cash; and the Company shall have received a letter of resignation from each member of its board of directors, other than the directors who are to be members of the board after the Merger. The obligation of the Company to complete the Merger is also subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following condition: we shall have agreed with Gadsden regarding the calculation of Closing NAV and Closing NAV of Gadsden shall not be less than $80 million.

The Merger Agreement may be terminated at any time prior to the completion of the Merger, whether before or after Company Stockholder Approval or Gadsden Stockholder Approval, in any of the following ways: (i) by mutual written consent of the Company and Gadsden; (ii) by either Gadsden or the Company if the Merger shall not have occurred on or prior to March 31, 2019; provided, that a party that has materially failed to comply with any obligation of such party set forth the Merger Agreement shall not be entitled to exercise its right to terminate; (iii) by Gadsden upon a breach of any representation, warranty, covenant or agreement on the part of the Company or FC Merger Sub set forth in the Merger Agreement, or if there shall have been a Gadsden material adverse effect or if the Joint Proxy Statement/Prospectus is not declared effective by the SEC on or prior to December 28, 2018; (iv) by the Company upon a breach of any representation, warranty, covenant or agreement on the part of Gadsden or the Operating Partnership set forth in the Merger Agreement, or if there shall have been a Company material adverse effect; (v) by either Gadsden or the Company if any order by any governmental entity of competent authority preventing the consummation of the Merger shall have become final and non-appealable; (vi) by either Gadsden or the Company if either the Company Stockholder Approval or the Gadsden Stockholder approval shall not have been obtained; (vii) by either Gadsden or the Company prior to obtaining the Gadsden Stockholder Approval or the Company Stockholder Approval if Gadsden or the Company has delivered a notice of a Superior Competing Transaction (provided that for the termination to be effective, such party shall have paid the applicable termination fee); (viii) by Gadsden if (a) the Company’s board of directors shall have withdrawn, qualified or modified in a manner adverse to Gadsden its recommendation to approve the Stock Issuance, or shall recommend that the Company’s stockholders approve or accept a Competing Transaction, or if the Company shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action, or (b) the Company shall have knowingly and materially breached its obligation under the Merger Agreement to call or hold its stockholder meeting or to cause the Joint Proxy Statement/Prospectus to be mailed to its stockholders in advance of the meeting (it being agreed that Gadsden shall not have any right to terminate unless Gadsden shall have satisfied its obligations in connection with the Joint Proxy Statement/Prospectus and shall have provided all information and other materials required in connection therewith, and further agreed that Gadsden shall not have any right to terminate as a result of the Company’s failure to act as soon as practicable (or to satisfy similar obligations), as a result of any delay as a result of the SEC review process, or as a result of the need to take actions to comply with the federal securities laws); or (ix) By the Company if (a) Gadsden’s board of directors shall have withdrawn, qualified or modified in a manner adverse to the Company its recommendation to approve the Merger Agreement, or shall recommend that Gadsden’s stockholders approve or accept a Competing Transaction, or if Gadsden shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action, or (b) Gadsden shall have knowingly and materially breached its obligation under the Merger Agreement to call or hold its stockholder meeting or to cause the Joint Proxy Statement/Prospectus to be mailed to its stockholders in advance of the meeting (it being agreed that the Company shall not have any right to terminate unless the Company shall have satisfied its obligations in connection with the Joint Proxy Statement/Prospectus and shall have provided all information and other materials required in connection therewith, and further agreed the Company shall not have any right to terminate as a result of Gadsden’s failure to act as soon as practicable (or to satisfy similar obligations), as a result of any delay as a result of the SEC review process, or as a result of the need to take actions to comply with the federal securities laws).

Gadsden is required to pay a termination fee of $0.20 million if the Merger Agreement is terminated: by Gadsden at any time prior to the receipt of Gadsden Stockholder Approval upon delivery of a notice of a Superior Competing Transaction; by the Company upon any of the events described in subsection (ix) of the preceding paragraph; or by the Company if Gadsden Stockholder Approval shall not have been obtained and (i) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the Gadsden’s stockholder meeting and (ii) within twelve months of any such termination, Gadsden or any subsidiary of Gadsden shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

The Company is required to pay a termination fee of $0.25 million if the Merger Agreement is terminated: by the Company at any time prior to the receipt of the Company Stockholder Approval upon delivery of a notice of a Superior Competing Transaction; by Gadsden upon any of the events described in subsection (viii) of the paragraph above regarding termination; by Gadsden, upon a breach of certain representations, warranties, covenants or agreements on the part of the Company or FC Merger Sub set forth in Merger Agreement; or by Gadsden if the Company Stockholder Approval shall not have been obtained and (i) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the Company’s stockholder meeting and (ii) within twelve months of any such termination, the Company or any subsidiary of the Company shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

If the Merger Agreement is validly terminated, the Merger Agreement will terminate (except that the confidentiality agreement between Gadsden and the Company, and the provisions described Section 5.2 (Access to Information; Confidentiality and Confidentiality Agreement), Section 7.1 (Termination), Section 7.2 (Break-Up Fees and Expenses), Section 7.3 (Effect of Termination) and Article VIII (Survival of Representations and Warranties, Indemnification) and Article IX (General Provisions) of the Merger Agreement, which provisions shall survive such termination), and there will be no other liability on the part of either party to the other except for the termination fees and expenses described above; provided, that no party will be relieved from liability for fraud or a willful breach, or our failure to pay the Merger Consideration upon satisfaction of the conditions to closing set forth in the Merger Agreement, in which case the aggrieved party will be entitled to all rights and remedies available at law or in equity.

Due to the fact that Gadsden will acquire control of the Company as a result of the Merger, the Merger will be accounted for as a “reverse acquisition” pursuant to which Gadsden will be considered the acquiring entity for accounting purposes in accordance with U.S. GAAP, and our assets and liabilities will be recorded at fair value. Gadsden’s historical results of operations will replace our historical results of operations for all periods prior to the Merger.

We filed a preliminary Joint Proxy Statement/Prospectus related to the Merger on November 9, 2018.

Lawsuit Dismissal

As reported above in Note 4, Commitments and Contingencies, the Company is a party to a lawsuit, JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York. The suit named as defendants Suneet Singal, an officer of various First Capital companies as well as the Company’s former Chief Executive Officer and former member of the Company’s board of directors, Frank Grant and Richard Leider, board members of First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and now the Company (under its previous name, PhotoMedex Inc.), as well as nominal derivative defendants First Capital Real Estate Trust Incorporated and First Capital Real Estate Operating Partnership, L.P. Mr. Leider is also on the board of directors of the Company.  A Motion to Dismiss this action was filed earlier this year with the Court on behalf of all defendants.

On November 12, 2018, the Court granted defendants’ Motion to Dismiss this case in its entirety.

Going Concern

As of September 30, 2018, we had an accumulated deficit of $137 million and we incurred an operating loss for the nine months ended September 30, 2018 of approximately $2.9 million. Subsequent to the sale of our last significant business unit, the consumer products division as described above, and to date, we have dedicated most of our financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

As of September 30, 2018, our cash and cash equivalents amounted to $459. While the Company is a party to the Remediation Agreement with OFI, and has raised certain funds from OFI in both 2017 and in 2018, and OFI has an obligation to invest $0.10 million in the Company at the end of each month to a total of $0.50 million, and an additional $1.5 million upon a merger transaction, there is no guarantee that any additional investments will be made. We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with sales of certain assets and business units. We will be required to obtain additional liquidity resources in order to support our ongoing operations.

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the three months ended September 30, 2018 and 2017.

(All dollar amounts in thousands)

	Three Months Ended September 30,
	2018	2017
Rental income, net	$15	$—
Depreciation expense	(3)	—
Operating expenses:
General and administrative	783	2,705
Operating loss	(771)	(2,705)
Revaluation of option to purchase redeemable convertible preferred stock	993	—
Extinguishment of option to purchase redeemable convertible preferred stock	440	—
Revaluation of asset contribution related financial instrument	—	326
Interest and other financing expense, net	(22)	20
Income tax provision	(12)	—
Income (loss) from continuing operations	628	(2,359)
Gain (loss) from discontinued operations	66	(797)
Net income (loss) including portion attributable to non-controlling interest	694	(3,156)
Loss attributable to non-controlling interest	—	—
Net income (loss)	694	(3,156)
Dividend on redeemable convertible preferred stock	(36)	—
Deemed dividend related to the remediation agreement	(446)	—
Accretion of redeemable convertible preferred stock to redemption value	(33)	—
Net gain attributable to common stockholders and participating securities	$179	$(3,156)

Rental income. For the three months ended September 30, 2016, rental income was $15 thousand compared to $0 in the three months ended September 30, 2017. The increase was due to the acquisition of a rental income producing property in April 2018.

General and administrative expenses. For the three months ended September 30, 2018, general and administrative expenses were approximately $0.78 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the three months ended September 30, 2017, general and administrative expenses were approximately $2.71 million.

Revaluation of option to purchase redeemable convertible preferred stock. For the three months ended September 30, 2018, the revaluation of the option to purchase redeemable convertible preferred stock decreased by approximately $0.99 million due to the decrease in the share closing price of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to decrease.

Extinguishment of option to purchase redeemable convertible preferred stock. For the three months ended September 30, 2018, we recorded an extinguishment of the option to purchase redeemable convertible preferred stock of $0.44 million due to the cancellation of the Series B redeemable convertible preferred stock as of September 24, 2018.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the three months ended September 30, 2018 was approximately $22 thousand.

Gain (loss) on discontinued operations. For the three months ended September 30, 2018, we recognized a gain of $66 thousand related to the discontinued operations as a result of the sale of residual inventory to third parties. We recognized a net loss from discontinued operations of approximately $0.80 million, including the loss on the sale of the discontinued operations in the three months ended September 30, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

Net Income (Loss). The factors discussed above resulted in net income, including discontinued operations, of approximately $0.70 million during the three months ended September 30, 2018, as compared to net loss of approximately $3.16 million, with the Company primarily becoming a real estate asset management and development company.

Comparison of Nine Months Ended September 30, 2018 and 2017

The following table sets forth key components of our results of operations during the nine months ended September 30, 2018 and 2017.

(All dollar amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
Rental income, net	$26	$—
Depreciation expense	(4)	—
Operating expenses:
General and administrative	2,926	4,553
Operating loss	$(2,904)	$(4,553)
Revaluation of option to purchase redeemable convertible preferred stock	3,288	—
Extinguishment of option to purchase redeemable convertible preferred stock	440	—
Revaluation of asset contribution related financial instruments	—	2,948
Interest and other financing expense, net	(96)	(26)
Income tax provision	(221)	—
Loss from continuing operations	507	(1,631)
Income (loss) from discontinued operations	286	(2,235)
Net loss including portion attributable to non-controlling interest	793	(3,866)
Loss attributable to non-controlling interest	2	—
Net income (loss)	795	(3,866)
Dividend on redeemable convertible preferred stock	(177)	—
Deemed dividend related to the remediation agreement	(446)	—
Accretion of redeemable convertible preferred stock to redemption value	(2,001)	—
Net loss attributable to common stockholders	$(1,829)	$(3,866)

Rental income. For the nine months ended September 30, 2016, rental income was $26 thousand compared to $0 in the nine months ended September 30, 2017. The increase was due to the acquisition of a rental income producing property in April 2018.

General and administrative expenses. For the nine months ended September 30, 2018, general and administrative expenses were approximately $2.93 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the nine months ended September 30, 2017, general and administrative expenses were approximately $4.55 million.

Revaluation of option to purchase redeemable convertible preferred stock. For the nine months ended September 30, 2018, the revaluation of the option to purchase redeemable convertible preferred stock decreased by approximately $3.3 million due to the decrease in the share closing price of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to decrease.

Extinguishment of option to purchase redeemable convertible preferred stock. For the three months ended September 30, 2018, we recorded an extinguishment of the option to purchase redeemable convertible preferred stock of $0.44 million due to the cancellation of the Series B redeemable convertible preferred stock as of September 24, 2018.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the nine months ended September 30, 2018 was approximately $96 thousand.

Gain (loss) on discontinued operations. For the nine months ended September 30, 2018, we recognized a gain of approximately $0.29 million related to the discontinued operations as a result of the sale of residual inventory to third parties. We recognized a net loss from discontinued operations of approximately $2.24 million, including the loss on the sale of the discontinued operations in the nine months ended September 30, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

Net Income (Los)s. The factors discussed above resulted in a net loss, including discontinued operations, of approximately $0.80 million during the nine months ended September 30, 2018, as compared to net loss of approximately $3.87 million, of which approximately $2.2 million was attributable to discontinued operations during the nine months ended September 30, 2017, with the Company primarily becoming a real estate asset management and development company.

Liquidity and Capital Resources

As of September 30, 2018, we had an accumulated deficit of approximately $137 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses.

Cash and cash equivalents as of September 30, 2018 were approximately $0.46 million. We have historically financed activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods with the sale of certain assets and business units.

While we are party to the Remediation Agreement with OFI, and have raised certain funds from OFI in both 2017 and in 2018, and OFI has an obligation to invest $0.10 million in the Company at the end of each month to a total of $0.50 million, and an additional $1.5 million upon a merger transaction, there is no guarantee that additional investments will be made.

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

Summary of Cash Flows

The following table provides detailed information about our net cash flow:

Cash Flow

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(2,231)	$(8,205)
Net cash provided by (used in) investing activities	(326)	6,665
Net cash provided by financing activities	2,116	—
Effect of exchange rate changes on cash	(48)	211
Net decrease in cash and cash equivalents	(489)	(1,329)
Cash and cash equivalents at beginning of period	948	2,335
Cash and cash equivalents at end of period	$459	$1,006

Net cash used in operating activities was approximately $2.23 million for the nine months ended September 30, 2018, compared to approximately $8.21 million net cash used in operating activities for the nine months ended September 30, 2017. The primary reason for the change is the continual wind-down of the former business operations ahead of the acquisition of income-producing real estate properties.

Net cash used in investing activities was $0.33 million for the nine months ended September 30, 2018, compared to approximately $6.67 million provided by for the nine months ended September 30, 2017.

Net cash provided by financing activities was approximately $2.11 million for the nine months ended September 30, 2018, compared to $0 net cash provided by financing activities for the nine months ended September 30, 2017.

Private Placement

On December 22, 2017, we entered into a securities purchase agreement, or the OFI Purchase Agreement, with OFI, under which OFI could invest up to $15 million in the Company in a series of closings, in exchange for which OFI would receive shares of our Series B Preferred Stock at a purchase price of $1.00 per share.

On December 22, 2017, we completed the first closing under the OFI Purchase Agreement, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, we completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. On August 24, we completed a third closing under the OFI Purchase Agreement, pursuant to which the OFI provided $100 to us in exchange for 100,000 shares of Series B Preferred Stock. Under the OFI Purchase Agreement, OFI could, but was not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million had been invested or the OFI Purchase Agreement was terminated in accordance with its terms.

Payout Notes and Stock Grant Agreement

Under the Contribution Agreement, amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to convertible secured notes in the principal amounts of approximately $3.1 million, $1 million and $1.5 million, respectively, following approval from our stockholders on October 12, 2017 (which we refer to as the Payout Notes). The Payout Notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, were secured by a security interest in all of our assets pursuant to a security agreement that we entered into with the holders of the Payout Notes on October 12, 2017, and were convertible into shares of our common stock.

On December 22, 2017, we entered into a stock grant agreement, or the Stock Grant Agreement, with the Note Holders to (i) cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of our common stock (which we refer to as the Payout Shares), (ii) effectuate the release of all security interests associated with the Payout Notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (which we refer to as the Additional Shares), (iv) provide for certain cash payments to the Note Holders in amounts equal to the interest payments that would have been made to the Note Holders absent the conversion of the Payout Notes, (v) obtain the agreement of the Note Holders to provide certain support services to us, and (vi) obtain the conditional resignation of certain of the Note Holders from our board of directors. Accordingly, the Payout Notes were paid in full.

Pursuant to the Stock Grant Agreement, we agreed to make twelve (12) monthly payments on the first of each month commencing on January 1, 2018 in the amounts of approximately $21 thousand, $7 thousand and $10 thousand to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively. Such payments were consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement. We were required to issue the Additional Shares promptly, but in any event within ten (10) days after we obtain stockholder approval of such issuance, which was not obtained.

Remediation Agreement

On September 24, 2018, we entered into the Remediation with OFI and the Note Holders. Pursuant to the Remediation Agreement, the Stock Grant Agreement was terminated, the Payout Shares were cancelled, and we issued to the Note Holders an aggregate of 7,485,627 shares of newly-designated Series C Preferred Stock. In addition, the resignations of Dr. Rafaeli and Mr. McGrath from our board, which were previously effective upon certain events set forth in the Stock Grant Agreement, will now become effective upon the last to occur of (i) receipt of all of the shares of common stock underlying the shares of Series C Preferred Stock and (ii) the date that the shares of common stock underlying the shares of Series C Preferred Stock are registered for re-sale in accordance with the registration rights agreement described below.

In addition, the OFI Purchase Agreement (subject to the survival of certain provisions identified in the remediation agreement), a supplemental agreement between us and OFI and a cancellation and exchange agreement between us and OFI, each dated April 20, 2018, were terminated, the Series B Preferred Stock issued to OFI was cancelled and we issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock. In addition, OFI agreed to purchase $0.10 million of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, commencing on September 30, 2018, until it has purchased an aggregate of $0.50 million of shares of Series D Preferred Stock; provided that, upon closing of any material business combination involving the Company that is approved by OFI, OFI agreed to purchase an additional $1.5 million of shares of Series D Preferred Stock at a price of $0.65 per share.

Notwithstanding the foregoing, from and after the date that stockholder approval of the conversion of shares issued under the Remediation Agreement has been obtained, instead of purchasing shares of Series D Preferred Stock, OFI agreed to purchase shares of common stock at a price of $0.65 per share. On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of Series D Preferred Stock.

The Remediation Agreement also terminated two voting agreements, dated December 22, 2017, among OFI, the Note Holders and certain other security holders, the registration rights agreement, dated December 22, 2017, between the Company and OFI, and the registration rights agreement, dated December 22, 2017, between the Company and the Note Holders.

On September 24, 2018, in connection with the Remediation Agreement, we entered into a registration rights agreement with OFI and the Note Holders, pursuant to which we agreed to register all shares of common stock that may be issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock, as well as all other shares of our capital stock held by OFI (referred to as the Registrable Securities), under the Securities Act. We agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the date of the registration rights agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Registrable Securities may have under the registration rights agreement or under applicable law, we shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (referred to as the Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1.0% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the registration rights agreement shall be ten percent (10%) of the Investment Amount. Notwithstanding the foregoing, the filing and effective date deadlines above shall be tolled (i.e., extended), during such time as we are actively pursuing a business combination involving the Company that is approved by each of OFI and the Note Holders. As result of the potential Merger described above under which, inter alia, we intend to register all Registrable Securities through a registration statement on a Form S-4, the filing and effective date deadlines above are currently under extension.

All shares of Series C Preferred Stock and Series D Preferred Stock issued pursuant to the Remediation Agreement automatically convert into shares of common stock upon stockholder approval of the issuance of all shares of common stock issuable upon conversion thereof. Pursuant to the Remediation Agreement, we agreed to file a preliminary proxy statement relating to such stockholder approval promptly following execution of the Remediation Agreement (and in no event later than thirty days thereafter) and take all action reasonably necessary to hold a stockholders’ meeting promptly after any SEC comments on the proxy statement have been resolved and the final proxy statement is mailed to stockholders. The preliminary proxy statement was filed on September 27, 2018. The final proxy statement was filed on October 25, 2018 and mailed to our stockholders on or about October 31, 2018. A stockholder meeting to approve this matter is scheduled for November 29, 2018.

Services Agreement

On September 24, 2018, in connection with the Remediation Agreement, we entered into a services agreement with the Note Holders, pursuant to which each of the Note Holders agreed to provide certain services to the Company and/or its subsidiaries in exchange for certain cash payments set forth in the services agreement. Under the services agreement, we agreed to make payments to Dr. Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amount of approximately $21 thousand, $7 thousand, and $10 thousand, respectively, per month (collectively referred to as the Cash Payments) until December 31, 2018, provided that Cash Payments to Dr. Rafaeli and Mr. McGrath shall be made bi-monthly in accordance with our payroll practices. We may, at our option, prepay the Cash Payments at any time without any penalty or premium. We and the Note Holders agreed that if we instruct the Note Holders to cease providing the services or otherwise attempts to or does terminate the Note Holders as service providers for any reason, such cessation of services or termination will not affect our obligation to make the Cash Payments.

In addition to the Cash Payments, the services agreement provides that Dr. Dolev Rafaeli and Dennis M. McGrath will continue to receive the employee benefits that they are currently receiving through December 31, 2018, including existing health and disability benefits, and for so long after December 31, 2018 as they continue to provide the services described in the services agreement. After December 31, 2018 and once Dr. Dolev Rafaeli and Dennis M. McGrath no longer provide such services, as previously agreed in their employment agreements with the Company, they will receive COBRA coverage for a period of 18 months, to be fully paid for, or reimbursed to Messrs. Rafaeli and McGrath, by us.

Note Payable

In connection with the initial closing under the Contribution Agreement on May 17, 2017, we assumed an installment note, dated April 7, 2015, made by the Contributor in favor of George Zambelli in the original principal amount of $470 thousand and a Long Form Deed of Trust and Assignment of Rents, dated April 7, 2015, between First Capital Real Estate Investments, LLC, as trustor, Fidelity National Title Company, as trustee, and George Zambelli, as beneficiary, which secures the note. The note carries a per annum interest rate of 8% which is payable on a monthly basis from the initial closing date. As of September 30, 2018, the note amounted to $455 thousand ($450 out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

Off-Balance Sheet Arrangements

At September 30, 2018, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and do not believe that inflation has had a material effect on revenues or expenses.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in Amendment No. 1 to our Form 10-K/A for the year ended December 31, 2017, except the modification and extinguishment accounting policy as described in Note 3 to the Financial Statements that are included elsewhere in this Form 10-Q.

Recent Accounting Pronouncements

1.	In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in ASC Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment.

The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial statements and related disclosures.

2.	Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.

This guidance had no a material impact on the Company’s consolidated financial statements.

3.	In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year.

This guidance had no a material impact on the Company’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of Amendment No.1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, which we are in the process of remediating as of September 30, 2018, our disclosure controls and procedures were not effective. This evaluation as of September 30, 2018 should be read in conjunction with Item 9A of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017 for the description of this material weakness.

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

During its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2018, our management identified a material weakness in the control regarding identification and valuation of select assets acquired in 2017. Management was reliant on a 3rd party valuation report that had misstatements as to specific property details that were the analysis drivers for the price per square foot and ultimate valuation of the assets acquired in 2017. This control deficiency resulted in the misstatement of the value of an asset acquired in mid-2017 for the year ended December 31, 2017 (and the restatement of the audited consolidated financial statements as of and for the year ended December 31, 2017, included in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2017).

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

Except as set forth below, there were no material developments during the third quarter of fiscal year 2018 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of Amendment No. 1 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017.

On September 21, 2018, we received notice that a suit had been filed against it in the Supreme Court of New York for the County of New York by Suneet Singal, its former Chief Executive Officer. The suit also names the Company’s transfer agent, Broadridge Corporate Issuer Solutions Inc., or Broadridge. The suit alleges breach of contract, breach of good faith and, with regard to Broadridge, a violation of UCC Article 8-401, and demands the issuance and release to Mr. Singal of 1,000,000 shares of our common stock, as well as other unspecified damages.

We issued Mr. Singal 1,000,000 shares of common stock in connection with his resignation from the Chief Executive Officer position, under a Separation Agreement dated December 22, 2017. Our board of directors later unanimously determined to rescind the grant of that stock, in part because of discoveries made in 2018 regarding the valuation and/or transfer of assets under the Contribution Agreement by First Capital Real Estate Operating Partnership, L.P., in which Mr. Singal is Chief Executive Officer of First Capital Real Estate Trust Incorporated, the Partnership’s General Partner. Those discoveries included an alleged misleading valuation of one property resulting in that property’s value being lowered by approximately $1 million, and an alleged incorrect transfer of interests in another property, Avalon Jubilee, to us despite the interests being subject to a right of first refusal.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the third quarter of fiscal year 2018 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2018, we did not repurchase any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2018, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company filed with Nevada Secretary of State on October 19, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)
3.2	Certificate of Designation of Series A Convertible Preferred Stock filed with Nevada Secretary of State on May 17, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 19, 2017)
3.3	Certificate of Designation of Series C Preferred Stock filed with Nevada Secretary of State on September 24, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 26, 2018)
3.4	Certificate of Designation of Series D Preferred Stock filed with Nevada Secretary of State on September 24, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on September 26, 2018)
3.5	Amended and Restated Bylaws of the Company adopted on May 17, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)
10.1	Remediation Agreement, dated September 24, 2018, among FC Global Realty Incorporated, Opportunity Fund I-SS, LLC, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K filed on September 26, 2018)
10.2	Registration Rights Agreement, dated September 24, 2018, among FC Global Realty Incorporated, Opportunity Fund I-SS, LLC, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed on September 26, 2018)
10.3	Services Agreement, dated September 24, 2018, between FC Global Realty Incorporated and Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.9 to the registrant’s Current Report on Form 8-K filed on September 26, 2018)
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2018	FC GLOBAL REALTY INCORPORATED

/s/ Michael R. Stewart
Name: Michael R. Stewart
Title: Chief Executive Officer and Chief Financial Officer