Form 10-K
period 2018-12-31
FC Global Realty Inc
filed 2019-04-01
CIK 711665

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Address of principal executive offices, including zip code)

(215) 813-1430

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐  No ☒

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

Yes ☐  No ☒

As of June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates (based upon the closing sale price of such shares as reported on OTC Pink Market) was approximately $3.4 million. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2019, the number of shares outstanding of our common stock was 27,336,249.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “our” and “our company” refer to FC Global Realty Incorporated, a Nevada corporation, and its consolidated subsidiaries.

Special Note Regarding Forward Looking Statements

This report and the other materials we have filed or will file with the U.S. Securities and Exchange Commission, or the SEC, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our business strategy, expectations and plans regarding our future operations and our future financial position. When used in this report or in the other materials we have filed or will file with the SEC, the words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “project,” “plan,” “could,” “should,” or “would,” and similar expressions, are intended to identify forward-looking statements. Among the factors that could cause or contribute to material differences between our actual results and those indicated from the forward-looking statements are risks and uncertainties inherent in our business, including, but not limited to:

●	our ability to successfully complete the pending transaction with Gadsden Growth Properties, Inc.:

●	our ability to successfully integrate the acquired real estate businesses;

●	our ability to retain key employees;

●	demand fluctuations in the real estate industry;

●	adverse changes in economic conditions in markets where our real estate investments are or may be made;

●	possible decreases in the market value of our current or future real estate investments;

●	our ability to obtain adequate financing to fund our current or future property acquisitions and project developments;

●	the possibility that we may not recover our advance costs in each real estate development project;

●	our reliance on subcontractors to construct each property, and on building supply companies to provide components for each property’s construction;

●	competition in the real estate industry;

●	the possibility that legal challenges or governmental regulations may delay the start or completion of construction on our current or projected real estate ventures, increase our expenses, or limit our construction activities;

●	the potential for increased costs or shortages of labor or components, or other circumstances beyond our control;

●	our ability to continue as a going-concern;

●	our ability to raise capital when needed; and

●	the results of current or any future litigation.

Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under Item 1A. “Risk Factors”, as well as those discussed in other documents we file with the SEC. Except as required by law, we do not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In light of these risks, uncertainties, and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

ii

PART I

ITEM 1.	BUSINESS.

Our Company

Our company, founded in 1980, has recently transitioned from its former business as a skin health company to a company focused on real estate development and asset management, concentrating primarily on investments in, and the management and development of income producing real estate assets.

Until the sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians, and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold our last remaining major product line. Following this transaction, we had only minimal operations and assets remaining, of immaterial value to our company. We completed the process of liquidating the remaining legacy inventory and assets of the last minor business line during 2018, and we no longer operate within the skin health business.

Our focus is now to build our company into a leading real estate, asset management and development company concentrating primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and/or asset management. Our objective is to generate long term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

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

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not structured as a Real Estate Investment Trust, or REIT, thus we have the ability to retain earnings and to operate in real estate asset management, development, and peripheral real estate activities, items that may be limited by REIT requirements. We will look to utilize our existing infrastructure to provide economies of scale to owners of real estate assets as we grow our portfolio over time.

Gadsden Transaction

On March 13, 2019, we entered into a stock purchase agreement, or the Gadsden Purchase Agreement with Gadsden Growth Properties, Inc., a Maryland corporation or Gadsden, pursuant to which, we will issue to Gadsden: (i) 708,485,395 shares of our common stock; (ii) a number of shares of our newly designated 7% Series A Cumulative Convertible Perpetual Preferred Stock that is equal to the number of shares of Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock that are outstanding at the closing date, which is expected to be 889,075 shares; (iii) a number of shares of our newly designated Series B Non-Voting Convertible Preferred Stock that is equal to the number of shares of Gadsden’s Series B Non-Voting Convertible Preferred Stock that are outstanding at the closing date, which is expected to be 11,788,994 shares; and (iv) a number of shares of our 10% Series C Cumulative Convertible Preferred Stock that is equal to the number of shares of Gadsden’s 10% Series C Cumulative Convertible Preferred Stock that are outstanding on the closing date, which is expected to be 2,498,682 shares (which we collectively refer to as Our Securities). In consideration for Our Securities, Gadsden will transfer and assign to us: (i) all of the Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership, or OPCO, and (ii) all of the general partnership interests in OPCO. OPCO is the operating partnership of Gadsden that has all of its assets and liabilities. Accordingly, at the closing of the transactions contemplated by the Gadsden Purchase Agreement (which we refer to as the Gadsden Transaction), Gadsden will remain a private company with its only asset being Our Securities issued to it and we will acquire OPCO, including the Gadsden portfolio of real estate investments. Closing of the Gadsden Transaction is expected to occur within one week of the date hereof.

The Gadsden Purchase Agreement provides that 278,178,750 shares, or the Holdback Shares of our common stock that will be issued to Gadsden will be subject to forfeiture based on the reconciliation and adjustment of the net asset value of Gadsden’s assets and Gadsden’s proposed real estate investments that have not closed as of the closing date of the Gadsden Purchase Agreement (such investments referred to as the Scheduled Investments).

The number of Our Securities being issued to Gadsden at the closing is based upon an estimated net asset value of Gadsden of $211,573,000, or the Contract NAV. The Contract NAV includes Gadsden’s assets and all of its Scheduled Investments. The Gadsden Purchase Agreement provides for a reconciliation and adjustment of the final net asset value of Gadsden as follows:

●	If the Contract NAV is more than the Gadsden final net asset value, then the difference (referred to as the Shortfall) will be settled by the transfer of shares of our common stock, at a value equal to 3.771023733 shares of our common stock for each $1.00 of Shortfall if the Gadsden final net asset value is $80 million or more (and 2.860407207 for each $1.00 of Shortfall to the extent that the Gadsden final net asset value is less $80 million);

●	First, the Shortfall will be paid by transfer of Holdback Shares by Gadsden to us and such transferred shares will be cancelled. If the amount of the Shortfall is more than the value of the Holdback Shares, then we will issue more shares of our common stock to our stockholders of record as of the closing date.

●	Gadsden’s final net asset value will be determined as the fair value of the each of the assets of Gadsden on the closing date and the Scheduled Investments acquired on or prior to May 20, 2019. Such fair value will be determined in accordance with the following:

●	In accordance with United States generally accepted accounting principles, and shall be derived from our annual report on Form 10-K for either of the fiscal years ended December 31, 2019 or December 31, 2020 with Gadsden having the option to choose which such fiscal year to utilize,

●	As of the date of an appraisal from a licensed appraiser with knowledge of the applicable market that need not be a national firm, or

●	If the Gadsden asset is sold or otherwise disposed of in consideration for cash, the gross cash proceeds from the sale minus any indebtedness or other liabilities relating to the Gadsden asset being sold or otherwise disposed of that were not assumed by the purchaser and that remain indebtedness or other liabilities of us following the sale or other disposition.

The Gadsden Purchase Agreement also contains a mechanism for issuing additional shares of our common stock to Gadsden or our legacy stockholders, as applicable, if there is a loss determination. The Stock Purchase Agreement defines a loss determination as an event that gives rise to a loss due to a breach of a representation and warranty by a party or the failure of a covenant to be performed by a party that was not fully performed, in each case, after consideration of any express waiver or amendment. After the amount of a loss has been determined in accordance with the procedures set forth in the Gadsden Purchase Agreement, the amount of the loss will be paid by us as follows: (i) if our Board determines that the amount of the loss will be paid in cash, then such amount will be paid by check payable to the order of Gadsden or our legacy stockholders; or (ii) if our Board does not determine that the amount of the loss will be paid in cash, then such amount will be paid by us issuing and delivering shares of common stock with an aggregate fair value equal to the amount of the loss to Gadsden or our legacy stockholders. The Gadsden Purchase Agreement provides that no loss will be determined until the aggregate amount of losses claimed exceeds $100,000, it being acknowledged that from and after such threshold, all losses shall be subject to adjustment as set forth above.

The Gadsden Purchase Agreement contains customary representations and warranties of us and Gadsden, which survive the closing for a period expiring March 31, 2020, except for the representations and warrants contained in Sections 3.1(d)(i) (Authority), 3.1(k) (Taxes), 3.2(d)(i) (Authority) and 3.2(l) (Taxes), which shall survive for the applicable statute of limitations regarding such subject matters.

Additionally, the Gadsden Purchase Agreement provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in the usual, regular and ordinary course substantially consistent with past practice and to refrain from taking certain actions without the other parties’ consent. The parties have also agreed not to solicit proposals relating to specified “Competing Transactions” (as defined in the Gadsden Purchase Agreement) or, subject to certain exceptions relating to the receipt of unsolicited offers that may be deemed to be “Superior Competing Transaction” (as defined in the Gadsden Purchase Agreement), enter into discussions concerning or provide information in connection with Competing Transactions.

We also agreed to take such actions as is necessary, which may include accepting the resignations of directors or removing directors without cause and filling the vacancies on our Board of Directors so that as of the closing, our Board of Directors shall consist of (i) the current members of the Board of Directors of Gadsden who are John Hartman, Larry E. Finger, Jay M. Gratz, B.J. Parrish, Russell C. Platt, James Walesa, and Robert G. Watson, Jr.; and (ii) our existing directors Dennis M. McGrath and Dolev Rafaeli. At the closing of the Gadsden Transaction, our executive officers are expected to be the executive officers of Gadsden. In addition, Gadsden agreed to take such actions as is necessary, which may include accepting the resignations of directors or removing directors without cause and filling the vacancies on the Board of Directors of Gadsden so that as of the closing, the Board of Directors of Gadsden shall consist of the same members as our Board of Directors described above.

Consummation of the Gadsden Transaction is subject to various conditions, including, among others, customary conditions relating to: (i) approval of the Gadsden Transaction by the vote of Gadsden’s stockholders holding two-thirds of the outstanding shares of Gadsden’s common stock, Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis) and Gadsden’s 10% Series C Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis); (ii) absence of injunction by any court or other tribunal of competent jurisdiction and absence of law that prevents, enjoins, prohibits or makes illegal the consummation of the Gadsden Transaction; (iii) receipt of all consents, approvals and authorizations legally required to be obtained to consummate the Gadsden Transaction; and (iv) receipt of customary legal opinions from counsel to us and Gadsden. The obligation of each party to consummate the Gadsden Transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Gadsden Purchase Agreement, and the absence of a material adverse effect on each party.

In addition, the obligation of Gadsden to complete the Gadsden Transaction is subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following conditions: we shall have, on a consolidated basis, not less than $800,000 of unrestricted cash; and we shall have received a letter of resignation from each member of our Board of Directors, other than the directors who are to be members of the Board after the Gadsden Transaction.

The Gadsden Purchase Agreement may be terminated at any time prior to the closing, in any of the following ways: (i) by mutual written consent of us and Gadsden; (ii) by either Gadsden or us if the Gadsden Transaction shall not have occurred on or prior to March 31, 2019; provided, that a party that has materially failed to comply with any obligation of such party set forth the Gadsden Purchase Agreement shall not be entitled to exercise its right to terminate; (iii) by Gadsden upon a breach of any representation, warranty, covenant or agreement on the part of us as set forth in the Gadsden Purchase Agreement, or if there shall have been a material adverse effect; (iv) by us upon a breach of any representation, warranty, covenant or agreement on the part of Gadsden as set forth in the Gadsden Purchase Agreement, or if there shall have been a material adverse effect; (v) by either Gadsden or us if any order by any governmental entity of competent authority preventing the consummation of the Gadsden Transaction shall have become final and nonappealable; (vi) by either Gadsden or us if Gadsden stockholder approval shall not have been obtained; (vii) by either Gadsden or us prior to obtaining Gadsden stockholder approval if Gadsden or us has delivered a notice of a Superior Competing Transaction (provided that for the termination to be effective, such party shall have paid the applicable termination fee); (viii) by Gadsden if our Board of Directors shall have withdrawn, qualified or modified in a manner adverse to Gadsden, or shall recommend that the ours stockholders approve or accept a Competing Transaction, or if we shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action; or (ix) by us if Gadsden’s board of directors shall have withdrawn, qualified or modified in a manner adverse to us, or shall have failed to make when required, its recommendation to approve the Gadsden Purchase Agreement, or shall recommend that Gadsden’s stockholders approve or accept a Competing Transaction, or if Gadsden shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action.

Gadsden is required to pay a termination fee of $200,000 if the Gadsden Purchase Agreement is terminated: (i) by Gadsden at any time prior to the receipt of Gadsden stockholder approval upon delivery of a notice of a Superior Competing Transaction; (ii) by us upon any of the events described in subsection (ix) of the preceding paragraph; or (iii) by us if Gadsden stockholder approval shall not have been obtained and (A) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the Gadsden’s stockholder meeting and (B) within twelve months of any such termination, Gadsden or any subsidiary of Gadsden shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

We are required to pay a termination fee of $250,000 if the Gadsden Purchase Agreement is terminated: (i) by us upon delivery of a notice of a Superior Competing Transaction; (ii) by Gadsden upon any of the events described in subsection (viii) of the paragraph above regarding termination; (iii) by Gadsden, upon a breach of certain representations, warranties, covenants or agreements on our part set forth in Gadsden Purchase Agreement; or (iv) or by Gadsden if Gadsden stockholder approval shall not have been obtained and (A) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the termination of the Gadsden Purchase Agreement and (B) within twelve months of any such termination, we or any subsidiary of us shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

If the Gadsden Purchase Agreement is validly terminated, the Gadsden Purchase Agreement will terminate (except for the provisions described Section 5.2 (Access to Information; Confidentiality and Confidentiality Agreement), Section 7.1 (Termination), Section 7.2 (Break-Up Fees and Expenses), Section 7.3 (Effect of Termination) and Article VIII (Survival of Representations and Warranties, Indemnification) of the Gadsden Purchase Agreement, which provisions shall survive such termination), and there will be no other liability on the part of either party to the other except for the termination fees and expenses described above; provided, that no party will be relieved from liability for fraud or a willful breach, or our failure to issue and deliver Our Securities upon satisfaction of the conditions to closing set forth in the Gadsden Purchase Agreement, in which case the aggrieved party will be entitled to all rights and remedies available at law or in equity.

We will have available approximately $800,000 of cash available at the closing of the Gadsden Transaction. This amount is expected to be used to pay compensation to our directors of $250,000; compensation to our Chief Executive Officer of $100,000; purchase of 15,200 shares of Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock from an affiliate of a Gadsden board member for an aggregate purchase price of $380,000; and $70,000 for audit, accounting and other professional fees and working capital. Accordingly, we will continue to require to raise additional capital to fund its operations and pay our operating expenses. There can be no assurance that we will be able to raise sufficient additional capital on acceptable terms and conditions, if at all.

We had previously entered into an agreement and plan of merger, or the Merger Agreement, with FC Merger Sub, Inc., a Maryland corporation and our wholly-owned subsidiary, or FC Merger Sub, Gadsden and OPCO on November 8, 2018, which as amended on December 27, 2018, January 14, 2019 and January 25, 2019, pursuant to which FC Merger Sub would have merged with and into Gadsden, with Gadsden surviving the merger as a wholly-owned subsidiary of our company. In connection with the proposed merger, on November 9, 21018, we filed a registration statement on Form S-4 (No. 333-228304). The staff of the SEC was furloughed due to the U.S. Federal Government’s recent shutdown which resulted, among other things, that the review and expected timing for the registration statement was delayed to the extent that the merger would have required additional amendments to the registration statement and the timing for the consummation of the proposed merger was not certain. The parties therefore determined to terminate the Merger Agreement on March 13, 2019 in connection with the Gadsden Purchase Agreement and we withdrew the registration statement.

Contribution Transaction

On March 31, 2017, we entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., or FCOP, First Capital Real Estate Trust Incorporated, or FCREIT, and FC Global Realty Operating Partnership, LLC, our wholly-owned subsidiary. The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (which we collectively refer to as the Contribution Agreement), FCOP contributed certain real estate assets to us. In exchange, FCOP received shares of our common stock and Series A Convertible Preferred Stock as described below. We refer to this transaction as the Contribution Transaction.

On May 17, 2017, FCOP transferred $10 million agreed upon value of assets to us, consisting of the following:

●	three unoccupied land sites intended for development as gas stations located in northern California;

●	a 75% interest in a limited liability company that owns an unoccupied land site intended for development as a gas station, located in northern California; and

●	a 100% interest in a limited liability company, which we refer to as the Avalon Interest, which owns a 17.9133% interest in a limited liability company called Avalon Jubilee LLC that owns property located in Los Lunas, New Mexico being developed as a single family residential development.

The proposed gas station sites are located in Atwater and Merced, California and had an agreed upon value at the time of acquisition of $2.6 million. We intend to explore our options for the development of these properties. We may (i) lease a property to a developer who will handle all further development of the property, with us receiving monthly lease payments from the developer; (ii) engage a contractor to develop a property to a certain level, then lease it to a developer which will handle the final development and leasing of the property, with us receiving monthly payments from the developer; or (iii) engage a contractor to completely develop a property, then lease it directly to a tenant who will remit monthly lease payments back to us. The option or options selected for these properties will depend upon the types of tenants interested in operating gas stations and/or related ventures on those properties, as well as our capitalization and available financial resources. In these arrangements, the construction and/or management of the properties are or will be handled by third-party firms which specialize in such work. Therefore, we anticipate that we will not need to hire significant additional personnel to develop, maintain and manage these properties. As for funding for any costs associated with these properties’ development, although we cannot provide any assurance that we will be able to obtain funding, we will seek funding from one or more of the following potential sources (i) funding from third-party investors; (ii) funding as a result of loans secured by the properties; or (iii) joint-funding arrangements with developers and/or managers of these properties.

The residential development in New Mexico consists of approximately 250, non-contiguous, single family residential lots, and a 10,000 square-foot club house, which is under construction. The agreed upon value of this property at the time of acquisition was approximately $7.4 million. This property already has a management and construction arrangement in place. We are the minority holder in that property, holding a 17.9133% interest.

In exchange for these assets, we issued to FCOP 879,234 shares of our common stock, which represented approximately 19.9% of its issued and outstanding common stock immediately prior to the closing date, at a per share value of $2.5183, or $2.2 million in the aggregate. We issued the remaining $7.8 million of the approximately $10 million consideration to FCOP in the form of 123,668 shares of its then newly designated non-voting Series A Convertible Preferred Stock, which were subsequently converted into common stock.

The number of shares of common stock issued to FCOP and to be issued upon conversion of the Series A Convertible Preferred Stock was determined by dividing the $10 million value of the assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price of all on-exchange transactions in its common stock executed on The Nasdaq Capital Market, during the forty-three (43) trading days prior to the trading day immediately prior to the public announcement of the transaction by us and FCREIT on March 31, 2017, as reported by Bloomberg L.P. We believe that the trading price of our common stock at the time of the Contribution Transaction represented the value of our prior medical device business and not our new real estate development business. No appraisals were obtained for these properties by us, however we did receive draft copies of appraisals obtained by FCOP. The value of the contributed assets was arrived at by the mutual agreement of the parties after analyzing each of the assets in comparison to historical sales of similar land parcels and reviewing the draft appraisals received from FCOP. In other words, the valuation was arrived at by negotiation and arms-length agreement based upon each party’s review of sales prices for comparable properties and without the benefit of a formal appraisal.

The Contribution Agreement contemplated that additional contributions would be made prior to December 31, 2017 if FCOP completed its purchase of additional properties; however, FCOP failed to acquire those additional properties before the December 31, 2017 deadline and, therefore, only the closing described above was completed.

In January 2018, we learned of a suit filed in November 2017 by the holder of the majority interest in Avalon Jubilee, LLC. The suit was filed against the previous holders of the two interests and alleged that the right of first refusal contained in the operating agreement for Avalon Jubilee, LLC had not been honored, thereby not allowing the majority holder its option to purchase those interests. While we were not named in the suit, the suit did name several ‘John Does’ as defendants and cast doubt upon the legitimacy of the transfer of the interest in Avalon Jubilee, LLC to us. As a result of this discovery, we were required under accounting rules to write down our investment in Avalon Jubilee, LLC by about $1 million, and expended additional funds to enter into negotiations with the majority interest holder to resolve our ownership of its interest in Avalon Jubilee, LLC. On April 27, 2018, we and certain of our subsidiaries entered into an agreement with Alpha Alpha LLC, the majority holder, and Presidential Realty Corporation and certain of its subsidiaries, the other holder, under which our subsidiary, First Capital Avalon Jubilee LLC, was recognized as a 17.9133% member in Avalon Jubilee, LLC, and the operating agreement and other documents for that venture were so amended to reflect that acknowledgement.

Shortly after the Avalon matter was resolved, we discovered that one of the other properties transferred to us by FCOP, known as Greensands II, was not the property described in the documents underlying the transaction, including a draft appraisal used as part of the valuation determination for the stock issued by us to FCOP for the transaction. The property valued in that appraisal was actually a neighboring property once owned by FCOP and known as Greensands I; however the appraisal referred to it as Greensands II. The actual property transferred was significantly smaller than the property which FCOP believed it was purchasing. A subsequent re-appraisal and re-valuation of the actual property received resulted in a write-down of the property’s value by $1.4 million. That adjustment required us to restate our 2017 financials as reported in our Annual Report on Form 10-K/A for the year ended December 31, 2017, and delayed by several days the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, resulting in us incurring significant additional accounting and legal fees for those filings.

See “—Litigation—Suneet Singal Litigation” below for more details regarding these two matters.

We elected to early adopt ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. Accordingly, the determination of whether the transaction represents a business combination was evaluated by applying ASU 2017-01 guidance. We have determined that the group of assets assumed do not include (and also, none of them on a stand-alone basis) include, an input and a substantive process that together significantly contribute to the ability to create output and thus it was determined that the contribution represents an acquisition of assets rather than a business combination. Accordingly, the total sum of the fair value of consideration given (i.e., the fair value of the equity interests issued) together with the transaction costs, was allocated to the individual assets acquired and liabilities assumed based on their relative fair values at the date of acquisition. Such allocation did not give rise to goodwill.

Our Prior Business Operations

Under its previous name, PhotoMedex, Inc., our company was, until the recent sale of the last significant business unit (its consumer products division which was sold to ICTV Brands, Inc., or ICTV, on January 23, 2017 (see Note 2, Discontinued Operations, to our consolidated financial statements), as described below and in other sections of this report, a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

On October 4, 2016, we entered into an asset purchase agreement with ICTV for the sale of our consumer division for $9.5 million, including $5 million in cash plus a $4.5 million royalty agreement. We also entered into a transition services agreement, pursuant to which we agreed to provide ICTV with certain accounting, benefit, payroll, regulatory, IT support and other services for periods ranging from approximately three months to up to one year following the closing date, during which time ICTV would arrange to transition the services it receives to its own personnel. This transaction was completed on January 23, 2017.

On July 12, 2017, we entered into a termination and release agreement under which the asset purchase agreement described above was terminated and is of no further force and effect, except for certain surviving rights, obligations and covenants described in the termination and release agreement. Pursuant to the termination and release agreement, ICTV paid us $2 million in cash and we agreed that ICTV will have no further royalty or other payment obligations under the asset purchase agreement. As partial consideration for the releases provided by ICTV pursuant to the termination and release agreement and in accordance with the terms therein, on July 12, 2017, we entered into a bill of sale and assignment, which provides that we sold, assigned, transferred, conveyed and delivered to ICTV, and ICTV purchase and accept from us, all of the right, title and interest, legal or equitable, in and to a deposit in the amount of $0.21 million held by a consumer division vendor, Sigmatron International, Inc., pursuant to an arrangement between us and Sigmatron International, Inc.

During the year ended December 31, 2018, we discontinued our LHE® brand product lines, which were previously sold through our subsidiary, Radiancy, Inc., or Radiancy. Except for an occasional sale of leftover inventory, this business line had basically ceased operations with the NEOVA sale September 23, 2016. We liquidated the remaining legacy inventory and assets of this business line and no longer operate this business. This resulted in a net expenses of $172, from net revenues of $302, less expenses to adjust for account receivable write offs and changes in tax liabilities related to the former product lines.

Organizational Chart

The following chart depicts our organizational structure following the sale of our prior business and the Contribution Transaction. All subsidiaries are wholly-owned unless otherwise indicated.

*These entities were affiliated with our former medical and consumer business. We are in the process of closing and dissolving these entities.

Our Real Estate Business

Our focus is to build our company into a leading real estate, asset management, and development company, concentrating primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and/or asset management. Our objective is to generate long term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

Income Producing Properties

For income producing properties, we intend to acquire assets that provide recurring income with the potential for income growth over the long-term. We believe there can be an attractive risk/reward profile to such properties based on the location and the underlying credit attributes of the tenants. In addition, we may invest in loans that are secured by income producing properties or ground leases on such properties. We believe that owning a diversified portfolio of actively managed properties and other real estate related investments, can produce a consistent stream of income with long-term upside potential from income growth or redevelopment.

Real Estate Development

We look to invest in land assets that can be developed into income generating commercial, residential, and hospitality properties, for-sale residential properties, or mixed-use development opportunities. Such properties may require extensive planning, and for these investments, we may partner with local developers, architects, and engineers to maximize the highest and best use. We focus on development properties where we believe the risk profile is misunderstood thus creating significant opportunity if we are able to turn the development into a stabilized operating property.

Competition

We believe the real estate business is very competitive. Our properties may compete with local sites in attracting skilled labor during construction and in attracting tenants and end-users upon completion. We compete with several types of real estate investors for acquisitions of properties, including real estate limited partnerships, private equity, REITs, developers, financial institutions, and individuals that own, manage, finance, or develop properties. Many of these groups have larger operations and greater financial resources than we do.

We believe that our size and scale provide an opportunity to take advantage of smaller-tier assets that most traditional investors do not focus on due to size limitations, thus creating unique investment opportunities with attractive risk/reward profiles.

Investment Strategy

Our diversified investment strategy provides us with flexibility to invest across real estate asset classes and submarkets in the United States and globally. We will look to utilize our industry experience and relationships to identify the transactions which generate the most attractive risk/reward opportunities consistent with our strategy. We enforce a rigorous and repeatable underwriting process based on deep research and due diligence.

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

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not currently structured as a REIT, thus we have the ability to retain earnings and to operate in real estate asset management, development, and peripheral real estate activities, activities that may be limited by REIT requirements. We will look to utilize our existing infrastructure to provide efficiencies of scale to owners of real estate assets as we grow our portfolio over time.

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

Existing Portfolio

In 2017, we acquired under the Contribution Agreement (i) three unoccupied land sites intended for development as gas stations in northern California, (ii) a majority (75%) membership interest in a limited liability company that owns an unoccupied land site located in Northern California, and (iii) a minority (17.9133%) interest in a limited liability company which owns property located in Los Lunas, New Mexico being developed as a single family residential development.

In 2018, our subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square foot medical office building in Dayton, Ohio. The building’s former owner, and current tenant, a medical practice, has entered into a lease with us to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

On January 14, 2019, we acquired, from Gadsden, a preferred interest in Gadsden Roseville, LLC, which is the sole owner of an investment parcel referred to as the Roseville parcel. The Roseville parcel is located on Roseville Road in Sacramento, California and is an approximately 9.6 acres parcel that is entitled for the development of approximately 65 small lot single family detached homes.

These assets constitute our existing asset portfolio.

Our Intellectual Property

We do not have any material intellectual property rights relating to our real estate business. However, we do employ certain proprietary processes related to the real estate business which are protected as trade secrets of our company. We have not, at this time, registered any patents, trademarks, or copyrights associated with our real estate business and do not expect to do so in the near future.

Our legacy global skin health business provided integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. We protected our proprietary rights relating to our legacy business from unauthorized use by third parties to the extent that our proprietary rights were covered by valid and enforceable patents, trademarks, trade names or copyrights, or were effectively maintained as trade secrets.

In connection with the sales of our legacy medical device and consumer products lines, we transferred the intellectual property associated with those product lines, including trademarks and trade names, to their respective purchasers. Accordingly, after those sales, we had 20 trademarks, either registered or being registered, in markets around the world that we had either intended to maintain in support of our legacy capital equipment products or considered as useful in our developing real estate business. These include 9 trademarks issued in the U.S. and 11 trademarks issued in the rest of the world. After the discontinuation of our LHE business line, we have determined that those remaining trademarks would not be useful in our real estate business and have determined that these marks will not be renewed.

Research and Development

Our research and development expenditures relating to our legacy business operations were approximately $0.14 million in 2017. As of January 23, 2017, the research and development personnel were transferred to ICTV in connection with the closing of the sale of the consumer product line assets.

Government Regulation

Regulations Relating Real Estate Business

Federal, State and/or Local Regulatory Compliance

We are subject to a variety of Federal, state, and/or local statutes, ordinances, rules, and regulations covering the purchase, development, construction and operation of real estate assets. These regulatory requirements include zoning and land use, building design, construction, worksite safety, traffic, and other matters, such as local rules that may impose restrictive zoning and developmental requirements. We are subject to various licensing, registration, and filing requirements in connection with the development, construction, advertisement, and sale of certain real estate assets. Additionally, state and/or local governmental agencies may impose moratoriums on new construction in an area due to the need for infrastructure development, including road development and utility remediation. Finally, state and/or local governments retain certain rights with respect to eminent domain which could enable them to restrict or alter the use of our property. These requirements may lead to increases in our overall costs. The need to comply with these requirements may significantly delay development and/or construction with regard to properties, or lead us to alter our plans regarding certain real estate assets. Some requirements, on a property by property evaluation, may lead to a determination that development of a particular property would not be economically feasible, even if any or all necessary governmental approvals were obtained.

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

Employees

As of March 28, 2019, we had 2 full-time employees devoted to the ongoing business of our company, which consisted of 1 executive officer and 1 legal and administration staff.

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

In addition to the other information contained in this report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows, or results of operations could be materially adversely affected by any of these risks. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows, or results of operations. The following discussion of risk factors contains forward-looking statements as discussed above. Our business routinely encounters and addresses risks, some of which may cause our future results to be different – sometimes materially different – than we presently anticipate.

Risks Relating to Our Business Generally

Our financial condition as of December 31, 2018 raises substantial doubt about our ability to continue as a going-concern.

As of December 31, 2018, we had an accumulated deficit of approximately $139.7 million and had incurred an operating loss for the year ended December 31, 2018 of approximately $5.6 million. Subsequent to the sale of our last significant business unit, the consumer products division, we have dedicated most of our financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

Cash and cash equivalents as of December 31, 2018 were approximately $1.8 million. We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods, with the sale of certain assets and business units. We will be required to obtain additional liquidity resources in order to support our ongoing operations.

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

Failure to complete the Gadsden Transaction could negatively impact our stock price and future business and financial results.

If the Gadsden Transaction is not completed for any reason, our ongoing business may be materially and adversely affected and, without realizing any of the benefits of having completed the Gadsden Transaction, we could be subject to a number of risks, including the following:

●	we may experience negative reactions from financial markets, including negative impacts on our stock price, and from our lenders, customers, vendors and employees;

●	we may be required to pay a termination fee of $250,000 if the Gadsden Purchase Agreement is terminated under certain circumstances;

●	we will be required to pay certain transaction expenses and other costs incurred in connection with the Gadsden Transaction, whether or not it is completed;

●	the Gadsden Purchase Agreement places certain restrictions on the conduct of our business prior to completion of the Gadsden Transaction; and

●	matters relating to the Gadsden Transaction (including integration planning) will require substantial commitments of time and resources by management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us.

There can be no assurance that the risks described above will not materialize. If any of those risks materialize, they may materially and adversely affect our business, financial condition, financial results and/or stock price.

The completion of the Gadsden Transaction is subject to a number of conditions, and if these conditions are not satisfied or waived, the Gadsden Transaction will not be completed.

The obligations of our company and Gadsden to complete the Gadsden Transaction are subject to satisfaction or waiver of a number of conditions, including, among other conditions: (i) approval by the vote of Gadsden’s stockholders holding two-thirds of the outstanding shares of Gadsden’s common stock, Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis) and Gadsden’s 10% Series C Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis); (ii) absence of injunction by any court or other tribunal of competent jurisdiction and absence of law that prevents, enjoins, prohibits or makes illegal the consummation of the Gadsden Transaction; (iii) receipt of all consents, approvals and authorizations legally required to be obtained to consummate the Gadsden Transaction; and (iv) receipt of customary legal opinions from counsel to us and Gadsden. The obligation of each party to consummate the Gadsden Transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Gadsden Purchase Agreement, and the absence of a material adverse effect on each party. In addition, we are required have, on a consolidated basis, not less than $800,000 of unrestricted cash and we must receive a letter of resignation from each member of our Board of Directors, other than the directors who are to be members of the Board after the Gadsden Transaction.

There can be no assurance that the conditions to completion of the Gadsden Transaction will be satisfied or waived or that it will be completed.

The Gadsden Purchase Agreement limits our ability to pursue an alternative acquisition proposal and requires that we pay a termination fee we do.

The Gadsden Purchase Agreement prohibits us from soliciting, initiating, encouraging, or facilitating certain acquisition proposals with any third party, subject to exceptions set forth in the Gadsden Purchase Agreement. The Gadsden Purchase Agreement also provides for the payment by either party of a termination fee of the cost incurred by the non-terminating party in negotiating the transaction, if the other party terminates the Gadsden Purchase Agreement. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an acquisition proposal with our company.

If the Gadsden Transaction is completed, we may not be able to successfully integrate the acquired real estate business or realize the anticipated benefits of Gadsden Transaction.

Realization of the anticipated benefits in the Gadsden Transaction will depend on our ability to successfully integrate the real estate assets into our company. A successful integration will require that we devote significant management attention and resources to integrating business practices, operations, and support functions. The challenges we may encounter include preserving customer, supplier, and other important relationships and resolving potential conflicts that may arise as a result of the Gadsden Transaction, addressing differences in business cultures, preserving employee morale, and retaining key employees while maintaining focus on meeting the operational and financial goals of our company, and adequately addressing other business integration issues. The process of integration, the diversion of management’s attention from other business efforts, and any subsequent delays in the integration process, could adversely affect our business and financial performance and the market price of our stock.

We are dependent upon dividends from our subsidiaries to meet our financial obligations.

We are a holding company and our principal assets are the equity interests we hold in our subsidiaries, which own, either directly or indirectly through their subsidiaries, our real estate assets. As a result, we depend on dividends and other payments from our subsidiaries to generate the funds necessary to meet our financial obligations. Our existing subsidiaries are legally distinct from us and may be significantly restricted from paying dividends or otherwise making funds available to us pursuant to the agreements governing their financing arrangements. In addition, their ability to make payments to us will also depend on their earnings, business, tax considerations, and legal restrictions, including applicable state corporate laws. We cannot assure you that the agreements governing our current and future indebtedness of our subsidiaries, applicable laws, or state regulation will permit our subsidiaries to provide us with sufficient dividends, distributions or loans to fund payments to meet our financial obligations.

We have outstanding litigation which we may not be able to settle, or which we may not be able to settle on terms favorable to us.

We are involved in certain litigation relating to our former businesses, including one product liability complaint brought by a consumer regarding the no!no! product. We intend to vigorously defend claims brought against us, and to prosecute such suits to recoup sums owed to us. However, we may seek to settle such matters in order to avoid excessive legal fees and costs and the lengthy time such litigation may require in order to reach a resolution. However, there is no guarantee that we may be able to reach a settlement or resolution of such litigation, or that such a settlement or resolution will be reached in a manner that is advantageous to us, and in such cases we will need to proceed with litigation. Regardless of its outcome, litigation may result in substantial costs and expenses, and significantly divert the attention of management. There can be no assurance that we will be able to prevail in, or achieve a favorable settlement of, pending matters. In addition to the pending matters, future litigation, government proceedings, labor disputes, or environmental matters could lead to increased costs or interruption of our normal business operations, which could involve a costly and lengthy draw upon our resources and could result in a resolution to the litigation which may be detrimental to us.

We are the subject of certain tax audits which may not be resolved without impacting our operations.

We have in the past, and are currently, the subject of certain audits by state agencies and international authorities for various tax matters including, but not limited to, sales and use and corporate income, taxes, and unclaimed property reporting. While past audits have been resolved without significant impact upon us or our operations, there is no guarantee that future audits will be resolved in a manner that is satisfactory to us or that has no material impact upon our operations. Such results could include the payment of assessments which could impact our remaining resources and affect our ability to continue our operations in the existing manner.

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

If we fail to manage and protect our network security and underlying data effectively, our businesses could be exposed to a cyber-attack or other disruption which could harm our operating results.

Like other corporations, we rely upon a variety of information technology systems to transmit, process and store information in an electronic format for use in daily operations. In particular, as a result of our prior business lines, we possess certain personal information about customers of those lines, including credit card, insurance and banking information, as well as information regarding our current vendors. The size, inter-relationship and complexity of these systems, and the possession of such information, makes us vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, theft or loss of data privacy, or other significant interference with the use and possession of such information, that could harm our business. Unauthorized disclosure or manipulation of such data, whether through breach of network security or other interception of this information, could expose us to costly litigation, damage its reputation and result in greater expenses.

Our information systems require a constant and ongoing dedication of significant resources to maintain, protect, and enhance our existing systems as well as keep pace with changes in information processing technology and regulatory standards. In particular, maintaining our network security is of critical importance because the systems may store proprietary and confidential customer and vendor data such as names, addresses, other personal information, bank account and credit card numbers. We use commercially available encryption technology to transmit personal information when taking orders. However, third parties may be able to circumvent these security and business measures by developing and deploying viruses, worms and other malicious software programs that are designed to attack or attempt to infiltrate its systems and networks. Employee error, malfeasance or other mistakes in the storage, use or transmission of personal information could result in a breach of customer or employee privacy. We employ contractors who may have access to these systems and thus to the personal information of customers, vendors and employees. It is possible such individuals could circumvent our data security controls, which could result in a breach of privacy. In addition, third parties may attempt to hack into our systems to obtain data relating to our business plans, products or proprietary technology. Any failure to maintain or protect these information technology systems and data integrity, including from cyber-attacks, intrusions or other breaches, could result in the unauthorized access to data, theft of intellectual property or other misappropriation of assets, or otherwise compromise our confidential or proprietary information and disrupt our operations.

We are subject to the provisions of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.

The Foreign Corrupt Practices Act, as well as similar anti-corruption laws in foreign jurisdictions around the world, generally prohibit companies, their subsidiaries, affiliates, contractors and/or intermediaries, from offering and/or making improper payments, or providing anything of value, to non-U.S. government officials for the purpose of obtaining or retaining business or securing an unfair advantage in business matters. Certain parts of the world have experienced, or are continuing to experience, some measure of governmental corruption; while in other parts of the world, strict compliance with anti-bribery laws may conflict with local business customs and practices. Our business is subject to particular scrutiny in such matters, due to the requirements of numerous governmental approvals for real estate development. We have established formal policies and procedures that prohibit, and monitor for, conduct which may violate these laws, but we cannot guarantee that employees, affiliates, representatives and/or agents of our company will not engage in conduct that violates these laws and for which we may be held responsible.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

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

During our re-evaluation of the effectiveness of internal control over financial reporting as of December 31, 2018 management identified a material weakness. This material weakness was associated with a lack of sufficient internal controls (including IT and general controls) that encompass our company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. We are undertaking remedial measures, which will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

Risks Relating to Our Existing Real Estate Business

Litigation against us, FCOP or FCREIT regarding the acquisition from FCOP could result in the payment of damages which could adversely affect our business, financial condition or results of operations.

If any plaintiffs in a litigation against us, FCOP or FCREIT, or any of their respective directors, officers, parent or associated companies, secures relief adversely affecting our acquisition under the Contribution Agreement, such relief may result in our company becoming liable for damages related to one or more of the properties acquired from FCOP. In addition, we could incur significant costs in connection with lawsuits, including costs associated with the indemnification of our directors and officers. While one suit, JFURTI, LLC, et al v. Suneet Singal, et al, has been dismissed, there is no guarantee that the plaintiffs in that suit, or another party or parties, will not bring an action against us with regard to this transaction.

We have entered into a new business line and, therefore, there is only a limited history upon which investors can evaluate our performance and our future business prospects.

In May 2017, we completed the Contribution Transaction with FCOP and FCREIT, pursuant to which FCOP has contributed real estate assets to our company. The Contribution Agreement represented a new business line for our company, which had no experience in the real estate sector. We rely on the experience of our management team for the operation and development of this business line. As a result, our business is subject to the substantial risks which are found in the early stages of a new business venture operating in the competitive real estate industry. Our future growth and development prospects must be evaluated in light of the risks, expenses and difficulties encountered by all companies in such situations, and in particular those companies which operate a business, such as real estate investment, in competitive environments that can be greatly affected by changes in economic conditions.

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

Our real estate investment business is conducted in the United States and may also be conducted in various global locales. Adverse changes in economic conditions in these markets, and in the markets where prospective purchasers and utilizers of our to-be-acquired properties live, could negatively impact those properties and their profitability. Unfavorable changes in job growth, employment levels, consumer income and spending patterns, a decline in consumer confidence, increases in interest rates, and an oversupply of similar properties, could reduce the demand, and depress the prices we may ask, for these properties, resulting in lower sales and income from these properties and a negative impact on our results of operations and financial condition.

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

The market value of each real estate investment will depend on market conditions both locally and globally. We expect to acquire land for each expansion into a new market at a cost based upon then-current economic conditions. If local and/or global economic conditions deteriorate, or if the demand for such properties decreases below the levels anticipated at the time of acquisition of a property, we may not be able to make a profit on such property comparable to those profits made by those owning or managing such assets. As a result of declining economic conditions, we may experience lower than anticipated or forecast results or profits, and/or may not be able to recover our costs of a project when a property is brought to market.

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

A terrorist attack against the United States, an increase in terroristic threats or suspected activity, and/or an increase in domestic or international instability, whether or not located in the United States, could significantly affect our business by slowing, delaying or halting construction of real estate developments, increasing the cost of such developments, and/or reducing the sales and/or usages of such properties, thereby adversely affect our business.

We may incur environmental liabilities with respect to our development projects.

The properties we will target for investment will be subject to a variety of local, state and federal statutes, ordinances, rules and regulations concerning the protection of health and the environment. The particular environmental laws that apply to any given community vary greatly according to the community site, the site’s environmental conditions and the present and former use of the site. Environmental laws may result in delays, may cause us to incur substantial compliance and other costs and may prohibit or severely restrict development in certain environmentally sensitive regions or areas. Furthermore, under various federal, state, and local laws, ordinances and regulations, an owner of real property may be liable for the costs or removal or remediation of certain hazardous or toxic substances on or in such property. Such laws often impose such liability without regard to whether we knew of, or were responsible for, the presence of such hazardous or toxic substances. The cost of any required remediation and our liability therefor as to any property are generally not limited under such laws and could exceed the value of the property and/or the aggregate assets of our company. The presence of such substances, or the failure to properly remediate contamination from such substances, may adversely affect our ability to sell the real estate or to borrow using such property as collateral.

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

Certain of the development properties could involve joint ventures, tenant-in-common investments, or other co-ownership arrangements with third parties having investment objectives that are may or may not be similar to those of our company for the acquisition, development, or improvement of properties, as well as the acquisition of real estate-related investments. We also may purchase and develop properties in joint ventures or in partnerships, co-tenancies, or other co-ownership arrangements with the sellers of the properties, affiliates of the sellers, developers, or other persons. Such investments may involve risks not otherwise present with other forms of real estate investment, including, for example:

●	the possibility that a co-venturer, co-tenant, or partner in an investment might become bankrupt;

●	the possibility that the investment may require additional capital that we or our partner do not have, which lack of capital could affect the performance of the investment or dilute our interest if the partner were to contribute our share of the capital;

●	the possibility that a co-venturer, co-tenant, or partner in an investment might breach a loan agreement or other agreement or otherwise, by action or inaction, act in a way detrimental to us or the investment;

●	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals that are or that become inconsistent with the business interests or goals of our company;

●	the possibility that we may incur liabilities as the result of the action taken by our partner, co-tenant, or co-investor;

●	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives; or

●	that such co-partner may exercise buy/sell rights that force us to either acquire the entire investment, or dispose of our share, at a time and price that may not be consistent with our investment objectives.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce our returns on that investment.

Uninsured losses relating to real property or excessively expensive premiums for insurance coverage may adversely affect the value of your stock.

The nature of the activities at certain properties could expose us and our operators to potential liability for personal injuries and, in certain instances, property damage claims. For instance, there are types of losses, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, pollution, environmental matters, or extreme weather conditions such as hurricanes, floods, and snow storms that are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not carry all the usual and customary insurance policies which would be carried by a similarly-positioned company, and we may not be carrying those insurance policies in amounts and types sufficient to cover every risk which may be encountered by our company. Insurance risks associated with potential terrorist acts could sharply increase the premiums we will pay for coverage against property and casualty claims. Mortgage lenders generally insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage, bridge, or mezzanine loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our planned to-be-acquired properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure you that we will have adequate coverage for such losses. If any of our properties incur a casualty loss that is not fully covered by insurance, the value of our assets will be reduced by the amount of any such uninsured loss. In addition, other than the capital reserve or other reserves we may establish, we do not expect to have any contingent sources of funding in place to repair or reconstruct any uninsured damaged property, and we cannot assure you that any such sources of funding will be available to us for such purposes in the future. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in a decreased value attributed to our publicly traded stock.

We could face losses with respect to abandoned predevelopment costs.

The development process inherently requires that a large number of opportunities be pursued with only a few being developed and constructed. We may incur significant costs for predevelopment activity for projects that are abandoned that would directly affect our results of operations. We expect to institute procedures and controls that are intended to minimize this risk, but it is likely that there will be predevelopment costs charged to expense on an ongoing basis.

We may not have adequate financing to fund our future property acquisitions and project developments, and such capital resources may not be available to us on commercially reasonable terms, or at all.

The implementation of our business plan including the prospective acquisition of development properties and the completion of construction projects on such properties will involve considerable sums of capital. We currently do not have any such capital and will be required to raise acquisition, construction, and related funds in the future on a project by project basis. We may not be successful in our efforts to raise such funds, or capital that we can acquire may not be reasonably priced. In such a case, we may not be able to successfully effect our business plans. Such a failure would have a material adverse effect on our financial results, our future business prospects, and our public market stock valuation.

Risks Relating to Terminated Legacy LHE Business

We may be adversely affected by product liability claims, unfavorable court decisions or legal settlements.

Past sales of the LHE products may lead to potential product liability claims arising from the design, manufacture and marketing of these products. Such claims may be subject to many uncertainties and outcomes which are not predictable, and we may incur significant legal expenses in defending these claims regardless of whether we are found to be liable for the claims. While we carry certain product liability insurance coverages, in the past, which cover our current product liability claim(s), we no longer carry such coverages, and the actual cost to us of any future product liability claim could have a material adverse effect on our financial position, results of operations and cash flows.

Risks Relating to the Market for Our Common Stock Generally

Our common stock is quoted on the OTC Pink market, which may have an unfavorable impact on our stock price and liquidity. Our common stock may not be eligible for listing on a national securities exchange.

Our common stock is quoted on the OTC Pink market. The quotation of our shares on the OTC Pink market may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock, and could have a long-term adverse impact on its ability to raise capital in the future. In addition, we cannot assure you that any listing application that we file will ultimately be approved by Nasdaq or NYSE or that your shares of our common stock will be able to trade on the Nasdaq or NYSE at any time. Even if we obtain such a listing on the Nasdaq or NYSE, there can be no assurance that we will be able to maintain such listing in the future. As a result, investors may find it difficult to buy or sell or obtain accurate quotations for our common stock, and the liquidity of our common stock may remain limited. These factors may have an adverse impact on the trading and price of our common stock.

We cannot predict the extent to which an active public trading market for our common stock will develop or be sustained. If an active public trading market does not develop or cannot be sustained, you may be unable to liquidate your investment in our common stock.

At present, there is minimal public trading in our common stock. We cannot predict the extent to which an active public market for our common stock will develop or be sustained due to a number of factors, including the fact that we are a small company that is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as us or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that an active public trading market for our common stock will develop or be sustained. If such a market cannot be sustained, you may be unable to liquidate your investment in our common stock.

Our stock price has been and continues to be volatile.

The market price for our common stock could fluctuate due to various factors. In addition to other factors described in this section, these factors may include, among others:

●	conversion of outstanding stock options or warrants or preferred stock;

●	announcements by us or our competitors of new investments;

●	developments in existing or new litigation;

●	changes in government regulations;

●	fluctuations in our quarterly and annual operating results; and

●	general market and economic conditions.

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

The Gadsden Transaction will involve the issuance of a significant number of shares of our Common stock. In addition, our Board of Directors may determine from time to time that there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would likely dilute the ownership interests of our current investors and may dilute the net tangible book value per share of our common stock. Investors in subsequent offerings may also have rights, preferences and privileges senior to our current stockholders which may adversely impact our current stockholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.	PROPERTIES.

We lease office space at a facility in Willow Grove, Pennsylvania that currently houses our legal employee. The term of the lease expired on April 30, 2017 and we are now on a month-to-month lease. Monthly payments under this lease are approximately $1 thousand.

In 2017, we acquired (i) three unoccupied land sites intended for development as gas stations in northern California, (ii) a 75% membership interest in a limited liability company that owns an unoccupied land site located in Northern California, in which profits and losses are allocated 75% to our company and 25% to the non-controlling member subject to a preferred equity split in which the non-controlling member earns the first 10% of net profits and the balance of the 90% is to be paid along the terms of the 75% split to our company and 25% to the non-controlling member (iii) an interest in a limited liability company which owns property located in Los Lunas, New Mexico being developed as a single family residential development.

In 2018, our subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square foot medical office building in Dayton, Ohio. The building’s former owner, and current tenant, a medical practice, has entered into a lease with us to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

On January 14, 2019, we acquired, from Gadsden, a preferred interest in Gadsden Roseville, LLC, which is the sole owner of the Roseville parcel described above.

Below description of existing land and development assets upon contribution/purchases:

Location	State	Status	Percentage Interest Contributed/owned
Atwater	CA	Existing building on site, needs new plan submittal	100.0%
Atwater	CA	Existing building on site, needs new plan submittal	100.0%
Merced County	CA	Original map approved, plan needs to be modified	100.0%
Los Lunas(1)	NM	Active construction and sale property	17.9%
Merced(2)	CA	Under evaluation	75.0%
Dayton	OH	Existing building on site, leased	100%
Sacramento(2)	CA	Under evaluation	50%

(1) Based on percentage interest in asset transferred by contributed entity. Refer to Item 1A. “Risk Factors.”

(2) Based on membership interest in contributed entity assigned to our company.

ITEM 3.	LEGAL PROCEEDINGS.

Suneet Singal Litigation

On September 21, 2018, Suneet Singal, our former chief executive officer, filed a suit against us and our transfer agent, Broadridge Corporate Issuer Solutions Inc., in the Supreme Court of New York for the County of New York. The suit alleges breach of contract, breach of good faith and, with regard to Broadridge, a violation of UCC Article 8-401, and demands the issuance and release to Mr. Singal of 1,000,000 shares of our common stock, as well as other unspecified damages.

We entered into a severance agreement with Mr. Singal on December 22, 2017, as a result of which Mr. Singal resigned as our Chief Executive Officer effective January 2, 2018. Pursuant to the severance agreement, we agreed to issue 1,000,000 shares of common stock to Mr. Singal.

We had entered into the Contribution Agreement with FCOP and its parent company, FCREIT, on March 31, 2017, under which FCOP was to contribute certain properties to us. Mr. Singal was, at the time the Contribution Agreement was signed, a principal in FCOP and FCREIT, and continued to our knowledge to be a principal throughout his tenure as our Chief Executive Officer.

In January 2018, we learned of a suit filed in November 2017 by the holder of the majority interest in Avalon Jubilee, LLC. The suit was filed against the previous holders of the two interests and alleged that the right of first refusal contained in the operating agreement for Avalon Jubilee, LLC had not been honored, thereby not allowing the majority holder its option to purchase those interests. While we were not named in the suit, the suit did name several ‘John Does’ as defendants and cast doubt upon the legitimacy of the transfer of the interest in Avalon Jubilee, LLC to us. As a result of this discovery, we were required under accounting rules to write down its investment in Avalon Jubilee, LLC by about $1.4 million, and expended additional funds to enter into negotiations with the majority interest holder to resolve our ownership of its interest in Avalon Jubilee, LLC. On April 27, 2018, we and certain of our subsidiaries entered into an agreement with Alpha Alpha LLC and Presidential Realty Corporation and certain of its subsidiaries, under which our subsidiary, First Capital Avalon Jubilee LLC, was recognized as a 17.9133% member in Avalon Jubilee, LLC, and the operating agreement and other documents were so amended to reflect that acknowledgement.

Shortly after the Avalon matter was resolved, we discovered that one of the other properties transferred to us by FCOP, known as Greensands II, was not the property described in the documents underlying the transaction, including a draft appraisal used as part of the valuation determination for our stock issued to FCOP for the transaction. The property valued in that appraisal was actually a neighboring property once owned by FCOP and known as Greensands I; however the appraisal referred to it as Greensands II. The actual property transferred was significantly smaller than the property which we believed we were purchasing. A subsequent re-appraisal and re-valuation of the actual property received resulted in a write-down of the property’s value by $1.4 million. That adjustment required us to restate our 2017 financials as reported in our Annual Report on Form 10-K for the year ended December 31, 2017, and delayed by several days the filing of our Quarterly Report on Form 10-Q for the period ended March 31, 2018, resulting in us incurring significant additional accounting and legal fees for those filings.

Our Board of Directors reviewed these matters, as well as the fact that:

●	there were unpaid real estate taxes, of $51, associated with the transferred properties which were not paid by FCOP prior to the transaction, and which were not, under the terms of the Contribution Agreement, to be assumed by us, resulting in us being forced to pay those taxes rather than lose those properties to foreclosure by the taxing authorities;

●	a loan made by us to a company in FCREIT’s corporate group, for $145, which was guaranteed by Mr. Singal, was never repaid;

●	Mr. Singal, despite being required by his employment agreement with us to work for us full-time, never achieved that status; and

●	certain properties transferred by FCOP to us were not in the condition expected by us as a result of the discussions before the transaction.

Upon completing its review, our Board determined that the award of shares to Mr. Singal under his severance agreement should be rescinded, noting that we had incurred significant and meaningful damages as a result of the various write-downs, non-payment of debts and taxes and other factors identified above. On December 18, 2018, we filed a counterclaim regarding such matters that included such damages.

Other Litigation

Our company and certain subsidiaries are, or may be, involved in other miscellaneous litigation and legal actions, including product liability, consumer, commercial, tax and governmental matters, which can arise from time to time in the ordinary course of our business. We believe that these other litigations and claims will likely be resolved without a material effect on our consolidated financial position, results of operations or liquidity. However, litigation and legal actions are inherently unpredictable, and excessive verdicts can result in such situations. Although we believe that we have or will have substantial defenses in these matters, it may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on results of operations in a particular period.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the OTC Pink market and the TASE under the symbol “FCRE”. The following table sets forth, for the periods indicated, the high and low closing sale prices per share of our common stock.

	High	Low
Year Ended December 31, 2018:
First Quarter	$1.05	$0.74
Second Quarter	1.27	0.47
Third Quarter	0.54	0.20
Fourth Quarter	0.27	0.05

Year Ended December 31, 2017:
First Quarter	$2.64	$1.73
Second Quarter	1.77	1.12
Third Quarter	1.27	0.71
Fourth Quarter	1.46	0.82

Approximate Number of Holders of Our Common Stock

As of March 28, 2019, we had approximately 122 stockholders of record, without giving effect to determining the number of stockholders who held shares in “street name” or other nominee accounts.

Dividend Policy

We have not declared or paid any dividend on our common stock, since our inception. We do not anticipate that any dividends on our common stock will be declared or paid in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2018 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2018 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2018.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

Overview

Our company, founded in 1980, has recently transitioned from its former business as a skin health company to a company, focused on real estate development and asset management, concentrating primarily on investments in, and the management and development of, income producing real estate assets.

Until the sale of our consumer products division, we were a global skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. Starting in 2014, we began to sell off certain business units and product lines and on January 23, 2017, we sold our last remaining major product line, our consumer products division (see Note 2 Discontinued Operations, to our consolidated financial statements). Following this transaction, we had only minimal operations and assets remaining of immaterial value to our company. In 2018, we sold certain of those assets, remaining inventory and assets of this business line, and now no longer operate within the skin health business.

Our focus is now to build our company into a leading real estate, asset management and development company concentrated primarily on investments in high yield income producing assets and other opportunistic commercial properties via direct property ownership and/or asset management. Our objective is to generate long term net asset value growth while adhering to institutional best practices and a deep research process for all investments.

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

A second component of our investment strategy will revolve around sourcing asset management opportunities for which we would operate as an asset manager of real estate properties. We are not structured as a REIT, thus we have the ability to retain all earnings and to operate in real estate asset management, development, and peripheral real estate activities, items limited by REIT requirements. We will look to utilize our existing infrastructure to provide economies of scale to owners of real estate assets as it grows its portfolio over time.

Contribution Transaction

On March 31, 2017, we entered into the Contribution Agreement with FCOP, FCREIT, and FC Global Realty Operating Partnership, LLC, our wholly-owned subsidiary, which was amended on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Contribution Agreement, as amended, FCOP contributed certain real estate assets to us. In exchange, FCOP received shares of our common stock and then newly designated Series A Convertible Preferred Stock. This Contribution Transaction closed on May 17, 2017.

On the closing date, FCOP transferred assets totaling agreed upon value of $10 million to us, consisting of the following:

●	three unoccupied land sites intended for development as gas stations located in northern California,

●	a 75% interest in a limited liability company that owns an unoccupied land site intended for development as a gas station, located in northern California; and

●	a 100% interest in a limited liability company which owns a 17.9133% interest in a limited liability company called Avalon Jubilee LLC that owns property located in Los Lunas, New Mexico being developed as a single family residential development.

In exchange for these assets, we issued to FCOP 879,234 shares of common stock, which represented approximately 19.9% of our issued and outstanding common stock immediately prior to the closing date, at a per share value of $2.5183, or $2,214,175 in the aggregate. We issued the remaining $7,785,825 of the approximately $10 million agreed upon consideration to FCOP in the form of 123,668 shares of newly designated non-voting Series A Convertible Preferred Stock. Each share of the Series A Convertible Preferred Stock was originally convertible into 25 shares of common stock, subject to the satisfaction of certain conditions, including stockholder approval of such conversion, which was obtained on October 12, 2017. These shares were subsequently converted into common stock.

The Contribution Agreement contemplated that additional contributions would be made prior to December 31, 2017 if FCOP completed its purchase of additional properties; however, FCOP failed to acquire those additional properties before the December 31, 2017 deadline and, therefore, only the closing described above was completed.

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

See Item 1 “Business—Contribution Transaction” for more information.

Recent Developments

Gadsden Transaction

On March 13, 2019, we entered into the Gadsden Purchase Agreement.

See Item 1 “Business—Gadsden Transaction” for details regarding this transaction and related termination of the Merger Agreement.

Purchase of Roseville Series A Preferred Units

On January 14, 2019, we purchased 1,000 Series A Preferred Units of Gadsden Roseville, LLC, a Delaware limited liability company, or Gadsden Roseville, for a purchase price of $350,000, in accordance with an Amended and Restated Limited Liability Company Agreement of Roseville, or the LLC Agreement, entered into among Gadsden Roseville, Gadsden Realty Investments I, LLC, a wholly owned subsidiary of Gadsden, or Gadsden Investments, and our company, on January 14, 2019. Gadsden Investments, the other member of Gadsden Roseville, owns 1,000 Common Units. Gadsden Roseville is the sole owner. See the Roseville property described under Item 1 “Business”.

The Series A Preferred Units entitle us to priority distribution rights. In accordance with the LLC Agreement, Net Cash Flow (as defined in the LLC Agreement) is distributed among the members as follows: (i) first, to our company, an amount equal to the Series A Preferred Return then accrued and payable; (ii) second, to our company, an amount equal to its Unreturned Capital; and (iii) then, to Gadsden Investments. “Series A Preferred Return” means an amount equal to a return that accrued on the capital contributions of our company at 15% per annum compounded annually; provided, however, that if we have not received an amount equal to our Unreturned Capital on or prior to May 14, 2019, then from and after such date, the Series A Preferred Return shall accrue on our capital contributions at 25% per annum compounded annually. “Unreturned Capital” means an amount equal to our aggregate capital contributions less the aggregate distributions made to us.

Roseville is managed by two managers - one designated by us and one designated by Gadsden Investments. The current managers are Michael R. Stewart, our Chief Executive Officer, and John Hartman, Gadsden’s Chief Executive Officer. Except as otherwise provided in the LLC Agreement, actions by Gadsden Roseville require the unanimous consent of the two managers.

Going Concern

The accompanying financial statements have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of December 31, 2018, we had an accumulated deficit of approximately $139.7 million and incurred an operating loss for the year ended December 31, 2018 of approximately $5.6 million. Subsequent to the sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

Cash and cash equivalents as of December 31, 2018 were approximately $1.8 million. We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods, with the sale of certain assets and business units. We will be required to obtain additional liquidity resources in order to support our ongoing operations.

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

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2018 and 2017.

(All dollar amounts in thousands)

	Year Ended December 31,
	2018	2017
Rental income, net	$41	$—
Depreciation expense	(5)	—
Operating expenses:
General and administrative	3,900	10,817
Impairment of investment properties	326	—
Impairment of investment in other company	1,455	1,439
Operating loss	(5,645)	(12,256)
Revaluation of option to purchase redeemable convertible preferred stock	3,288	(3,018)
Extinguishment of option to purchase redeemable convertible preferred stock	440	—
Revaluation of asset contribution related financial instruments, net	—	(1,392)
Interest and other financing income (expense), net	3	(267)
Income tax provision	—	—
Loss from continuing operations	(1,914)	(16,933)
Loss from discontinued operations	(172)	(2,459)
Net loss including portion attributable to non-controlling interest	(2,086)	(19,392)
Loss attributable to non-controlling interest	42	8
Net loss	(2,044)	(19,384)
Dividend on redeemable convertible preferred stock	(177)	—
Deemed dividend related to the Remediation Agreement	(446)	—
Accretion of redeemable convertible preferred stock to redemption value	(2,001)	—
Net loss attributable to common stockholders	$(4,668)	$(19,384)

Rental income. For the year ended December 31, 2018, rental income was $41 thousand compared to $0 in the year ended December 31, 2017. The increase was due to the acquisition of a rental income producing property in April 2018.

General and administrative expenses. Our general and administrative expenses are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the year ended December 31, 2018, general and administrative expenses were approximately $3.9 million, as compared to approximately $10.8 million for the year ended December 31, 2017. The decrease was due to the sale of the last remaining global skin health product lines in January 2017.

Impairment of investment properties. We periodically evaluate our long-lived assets, including investment properties, for indicators of impairment in accordance with ASC 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. During the year ended December 31, 2018, based on management’s most recent analyses, impairment losses have been identified related to our investment properties amounting to $326 thousand.

Impairment of Investment in Other Company. We evaluate investments in other company for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable in accordance with ASC 320 "Investments - Debt and Equity Securities". The judgments regarding declines in value are based on operating performance, market conditions and our ability and intent to hold as well as our ability to influence significant decisions of the venture. During the year ended December 31, 2017, based on management’s then most recent analyses, prepared based on the property management’s ability to execute full development of the property, an impairment loss had been identified related to our investment in other company amounting to $1.4 million. In early 2019, we evaluated the other company’s draft 2018 financial statements, had discussions with the property manager (and majority shareholder) regarding the property’s development status and lack of potential funding for the continued development of the project. Based on these discussions and our inability to influence any decisions made on the project’s development, we had an updated analysis completed, by a third-party appraiser, to the current fair value of the investment. As a result, an impairment loss was identified related to our investment in other company of approximately $1.5 million.

Revaluation of option to purchase redeemable convertible preferred stock. For the year ended December 31, 2018, the revaluation of the option to purchase redeemable convertible preferred stock decreased by approximately $3.3 million due to the decrease in the share closing price of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to decrease. For the year ended December 31, 2017, the revaluation of the option to purchase redeemable convertible preferred stock increased to approximately $3.0 million due to excess of the initial value of the option liability over the proceeds received, net with the changes in the fair value of the Option at December 31, 2017.

Extinguishment of option to purchase redeemable convertible preferred stock. For the year ended December 31, 2018, we recorded an extinguishment of the option to purchase redeemable convertible preferred stock of $0.44 million due to the cancellation of the redeemable convertible preferred stock as of September 24, 2018.

Revaluation of asset contribution related financial instruments, net. For the year ended December 31, 2017, we recorded a revaluation of asset contribution was approximately $1.39 million due to the re-measurement of the asset contribution that resulted in a loss due to the reduced fair value of the asset contribution related to the financial instruments.

Interest and other financing income (expense), net. Net interest and other financing income of $3 thousand for the year ended December 31, 2018 related to notes payable which was offset by currency conversion income in Israel. For the year ended December 31, 2017 net interest and other financing expense was approximately $0.27 million.

Loss from discontinued operations. For the year ended December 31, 2018, we recognized a loss of approximately $0.17 million related to the discontinued operations as a result of the sale of residual inventory to third parties, offset by historical tax assessments and adjustments. We recognized a net loss from discontinued operations of approximately $2.46 million, including the loss on the sale of the discontinued operations, in the year ended December 31, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

Net loss. The factors discussed above resulted in net loss, including discontinued operations, of approximately $2.04 million during the year ended December 31, 2018, as compared to net loss of approximately $19.38 million of which approximately $2.46 million was attributable to discontinued operations during the year ended December 31, 2017, with us primarily becoming a real estate asset management and development company.

Liquidity and Capital Resources

As of December 31, 2018, we had a deficit approximately $139.7 million and cash and cash equivalents of approximately $1.8 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses.

We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in the most recent periods, with sale of certain assets and business units.

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

Summary of Cash Flows

The following table provides detailed information about our net cash flow for all financial statement periods presented in this report:

Cash Flow

(In thousands)

	Year Ended December 31,
	2018	2017
Net cash used in operating activities	$(2,937)	$(9,298)
Net cash (used in) provided by investing activities	(326)	6,797
Net cash provided by financing activities	4,148	906
Effect of exchange rate changes on cash	7	208
Net increase (decrease) in cash and cash equivalents	892	(1,387)
Cash and cash equivalents at beginning of year	948	2,335
Cash and cash equivalent at end of year	$1,840	$948

Net cash used in operating activities was approximately $2.9 million for the year ended December 31, 2018 compared to approximately $9.3 million for the year ended December 31, 2017. The primary reason for the change is the continual wind-down of the former business operations ahead of the acquisition of income-producing real estate properties.

Net cash used in investing activities was approximately $0.3 million for the year ended December 31, 2018 compared to net cash provided by investing activities of approximately $6.8 million for the year ended December 31, 2017. The primary reason for the change was the cash received from the sale of the consumer division to ICTV for the year ended December 31, 2017.

Net cash provided by financing activities was approximately $4.1 million for the year ended December 31, 2018 compared to approximately $0.9 million for the year ended December 31, 2017. The increase was due to the additional funding received from Opportunity Fund I-SS, LLC, or OFI, during 2018.

Private Placement

On December 22, 2017, we entered into a Securities Purchase Agreement with OFI, under which OFI could invest up to $15 million in us in a series of closings, in exchange for which OFI would receive shares of Series B Preferred Stock at a purchase price of $1.00 per share.

On December 22, 2017, we completed the first closing, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, we completed a second closing, pursuant to which OFI provided $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. On August 24, 2018, we completed a third closing, pursuant to which OFI provided $0.1 million to us in exchange for 100,000 shares of Series B Preferred Stock. OFI could, but was not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million was invested or the Securities Purchase Agreement was terminated in accordance with its terms.

Payout Notes and Stock Grant Agreement

Under the Contribution Agreement, amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to convertible secured notes in the principal amounts of $3,133,934, $977,666 and $1,515,000, respectively, following approval from our stockholders on October 12, 2017. These notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and were secured by a security interest in all of our assets pursuant to a security agreement that we entered into with the holders on October 12, 2017, and were convertible into shares of our common stock.

On December 22, 2017, we entered into a Stock Grant Agreement with Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (collectively referred to as the Note Holders) to (i) cause the early conversion of the notes into an aggregate of 5,628,291 shares of common stock, (ii) effectuate the release of all security interests associated with the notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock, (iv) provide for certain cash payments in amounts equal to the interest payments that would have been made to the holders absent the conversion of the notes, (v) obtain the agreement of the Note Holders to provide certain support services to us, and (vi) obtain the conditional resignation of certain of the Note Holders from our Board of Directors. Accordingly, the notes were paid in full.

Pursuant to the Stock Grant Agreement, we ultimately made twelve (12) monthly payments on the first of each month commencing on January 1, 2018 in the amounts of $21,328.16, $6,653.56 and $10,310.42 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively. These cash payments are consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement. We were required to issue the 1,857,336 additional shares promptly, but in any event within ten (10) days after it obtained stockholder approval of such issuance, which was not obtained.

Remediation Agreement

On September 24, 2018, we entered into a Remediation Agreement with OFI and the Note Holders. Pursuant to the Remediation Agreement, the Stock Grant Agreement was terminated, the shares issued to the Note Holders were cancelled, and we issued to the Note Holders an aggregate of 7,485,627 shares of newly-designated Series C Preferred Stock. In addition, the resignations of Dr. Rafaeli and Mr. McGrath from our Board of Directors, which were previously effective upon certain events set forth in the Stock Grant Agreement, will now become effective upon the last to occur of (i) receipt of all of the shares of common stock underlying the shares of Series C Preferred Stock and (ii) the date that the shares of common stock underlying the shares of Series C Preferred Stock are registered for re-sale in accordance with the Registration Rights Agreement described below.

In addition, the Securities Purchase Agreement with OFI (subject to the survival of certain provisions identified in the Remediation Agreement), a Supplemental Agreement between us and OFI and a Cancellation and Exchange Agreement between us and OFI, each dated April 20, 2018, were terminated, the Series B Preferred Stock issued to OFI was cancelled and we issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock. In addition, OFI agreed to purchase $0.10 million of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, until it has purchased an aggregate of $0.50 million of shares of Series D Preferred Stock; provided that, upon closing of any material business combination involving us that is approved by OFI, OFI agreed to purchase an additional $1.5 million of shares of Series D Preferred Stock at a price of $0.65 per share. Notwithstanding the foregoing, from and after the date that stockholder approval of the conversion of shares issued under the Remediation Agreement has been obtained, instead of purchasing shares of Series D Preferred Stock, OFI agreed to purchase shares of common stock at a price of $0.65 per share.

On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of Series D Preferred Stock.

On October 31, 2018, a second closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of Series D Preferred Stock.

On November 29, 2018, our stockholders approved the Remediation Agreement and all shares of Series D Preferred Stock issued to OFI were converted into 6,619,483 shares of common stock and all shares of Series C Preferred Stock issued to the Note Holders were converted into 7,485,627 shares of common stock.

On November 29, 2018, a third closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of common stock.

On December 31, 2018, OFI agreed, notwithstanding the investment schedule set forth in the Remediation Agreement, to provide the remaining funds to us, and the parties completed a final closing under the Remediation Agreement, pursuant to which OFI provided $1.6 million to us in exchange for 2,461,538 shares of common stock.

On December 31, 2018, OFI also provided an additional $0.2 million to us in exchange for 1,333,333 shares of common stock, or a purchase price of $0.15 per share, pursuant to a Letter Agreement, dated December 29, 2018, with OFI.

The Remediation Agreement also terminated two Voting Agreements, dated December 22, 2017, among OFI, the Note Holders and certain other security holders, the Registration Rights Agreement, dated December 22, 2017, between us and OFI, and the Registration Rights Agreement, dated December 22, 2017, between us and the Note Holders.

On September 24, 2018, in connection with the Remediation Agreement, we entered into a Registration Rights Agreement with OFI and the Note Holders, pursuant to which we agreed to register all shares of common stock that may be issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock, as well as all other shares of capital stock held by OFI (referred to as the Registrable Securities), under the Securities Act. We agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the date of the Registration Rights Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement is not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Registrable Securities may have under the Registration Rights Agreement or under applicable law, we shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (referred to as the Investment Amount); provided that, in no event will we be liable for liquidated damages in excess of 1.0% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the Registration Rights Agreement shall be ten percent (10%) of the Investment Amount. Notwithstanding the foregoing, the filing and effective date deadlines above shall be tolled (i.e., extended), during such time as we are actively pursuing a business combination involving us that is approved by each of OFI and the Note Holders. As result of the Gadsden Transaction (and prior potential merger), the filing and effective date deadlines above are currently under extension.

Services Agreement

On September 24, 2018, in connection with the Remediation Agreement, we entered into a Services Agreement with the Note Holders, pursuant to which each of the Note Holders agreed to provide certain services to our company and/or our subsidiaries in exchange for certain cash payments set forth in the services agreement. Under the Services Agreement, we made cash payments to Dr. Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amount of $21,328.16, $6,653.56, and $10,310.42, respectively, per month until December 31, 2018, provided that cash payments to Dr. Rafaeli and Mr. McGrath were made bi-monthly in accordance with our payroll practices.

In addition to the cash payments, the Services Agreement provides that Dr. Dolev Rafaeli and Dennis M. McGrath continued to receive the employee benefits that they are currently receiving through December 31, 2018, including existing health and disability benefits, and for so long after December 31, 2018 as they continue to provide the services described in the Services Agreement. After December 31, 2018 and once Dr. Dolev Rafaeli and Dennis M. McGrath no longer provide such services, as previously agreed in their employment agreements with our company, they will receive COBRA coverage for a period of 18 months, to be fully paid for, or reimbursed to Messrs. Rafaeli and McGrath, by us.

Note Payable

In connection with the closing under the Contribution Agreement on May 17, 2017, we assumed an installment note, dated April 7, 2015, made by FCOP in favor of George Zambelli in the original principal amount of $470 thousand and a Long Form Deed of Trust and Assignment of Rents, dated April 7, 2015, between First Capital Real Estate Investments, LLC, as trustor, Fidelity National Title Company, as trustee, and George Zambelli, as beneficiary, which secures the note. The note carries a per annum interest rate of 8% which is payable on a monthly basis from the initial closing date. As of December 31, 2018, the note amounted to $454 thousand ($449 out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and we do not believe that inflation has had a material effect on our revenues or expenses.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations in this Report are based upon our Consolidated Financial Statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses and disclosures at the date of the financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to acquisition of investment properties, impairment of investment properties, impairment of investment in other company and option to purchase redeemable convertible preferred stock. We use authoritative pronouncements, historical experience and other assumptions as the basis for making estimates. Actual results could differ from those estimates. Management believes that the following critical accounting policies affect our more significant judgments and estimates in the preparation of our consolidated financial statements. These critical accounting policies and the significant estimates made in accordance with these policies have been discussed with our Audit Committee.

Acquisition of Investment Properties. We allocate the purchase price of real estate to identifiable tangible assets such as land, building, land improvements and tenant improvements acquired based on their fair value. In estimating the fair value of each component management considers appraisals, replacement cost, our own analysis of recently acquired and existing comparable properties, market rental data and other related information.

Our investment properties as of December 31, 2018 include five assets that were acquired on May 17, 2017, and including four unoccupied land sites in California set for development into gas stations and a single lot development property in New Mexico. We determined that the fair value of these investment properties on the acquisition date was $2.05 million.

Through our subsidiary RETPROP I, LLC, we also acquired a 7,738 square foot medical office building in Dayton, Ohio on April 26, 2018. The building’s former owner, and current tenant, a medical practice, has entered into a lease with us to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

Impairment of Investment Properties. Our long-lived assets include mainly these investment properties. We periodically evaluate our long-lived assets, including investment properties, for indicators of impairment in accordance with ASC 360, ‘Property, Plant, and Equipment’, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments regarding the existence of indicators of impairment are based on the operating performance, market conditions, as well as our ability to hold and our intent with regard to each property. The judgments regarding whether the carrying amounts of these assets may not be recoverable are based on estimates of future undiscounted cash flows from properties which include estimates of future operating performance and market conditions. During the year ended December 31, 2018, based on management’s most recent analyses, impairment losses related to our investment properties have been identified amounting to $0.33 million.

Impairment of Investment in Other Company. We evaluate investments in other company for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable in accordance with ASC 320 "Investments - Debt and Equity Securities". The judgments regarding declines in value are based on operating performance, market conditions and our ability and intent to hold as well as our ability to influence significant decisions of the venture. During the year ended December 31, 2018, based on management’s most recent analyses, impairment losses have been identified related to our investment in other company amounting to $1.46 million. During the year ended December 31, 2017, based on management’s then most recent analyses, impairment losses have been identified related to our investment in other company amounting to approximately $1.44 million.

Option to Purchase Redeemable Convertible B Preferred Stock. The fair value of the option to purchase redeemable convertible preferred stock that was issued to an investor in connection with a securities purchase agreement in December 2017, or the Initial Date, was estimated using the Black-Scholes-Merton option-pricing model. We accounted for the aforesaid option according to the provisions of ASC 480, “Distinguishing Liabilities from Equity” since the option is considered freestanding, we believe it is legally detachable and separately exercisable. In addition, the option was exercisable for convertible preferred stock which was subject to possible redemption at the option of the holder. We classified the option as non-current liability, remeasured at fair value each reporting period until the option will be exercised or expired, with changes in the fair values being recognized in our statement of comprehensive loss as financial income or expense. The fair value of the option was estimated at the Initial Date and December 31, 2017 by using hybrid method that includes scenario of conversion and scenario liquidation and the Black-Scholes option pricing model. In the first scenario, the redeemable convertible preferred stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on our total capitalization. In the second scenario, the option was estimated based on the value of the option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the option. During the year ended December 31, 2018, we recorded income from revaluation of the option to purchase redeemable convertible B preferred stock in total amount of approximately $3.29 million.

Income taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and make an assessment of temporary differences resulting from differing treatment of items, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is more likely than not, we establish a valuation allowance. Our assessment for the year ended December 31, 2018, is that a 100% valuation allowance is still required. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. In the event that we generate taxable income in the jurisdictions in which we operate and in which we have net operating loss carry-forwards that we can utilize to offset all or part of this taxable income, we may be required to adjust our valuation allowance.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%; eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, which addresses situations where the accounting is incomplete for the income tax effects of the Act. SAB 118 directs taxpayers to consider the impact of the Tax Act as “provisional” when a company does not have the necessary information available, prepared or analyzed (including computations) to finalize the accounting for the change in tax law. Companies were provided a measurement period of up to one year to obtain, prepare, and analyze information necessary to finalize the accounting for provisional amounts or amounts that cannot be estimated as of December 31, 2017.

With regards to the Tax Act impact on the tax provision as it relates to our company for period year-ending December 31, 2017, we have recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $17.2 million tax expense, which was offset by a reduction in the valuation allowance.

In the years ended December 31, 2018 and 2017, we reported financial results for both operations and discontinued operations. ASC 740-20-45 sets down the general rule for allocating income tax expense or benefit between operations and discontinued operations. The general rule requires the computation of tax expense or benefit by entity taking into consideration all items of income, expense, and tax credits. Next, a computation is made taking into consideration only those items related to continuing operations. Any difference is allocated to items other than continuing operations e.g. discontinued operations. Under these general rules, no tax expense or benefit would be allocated to discontinued operations.

An exception to these rules applies under ASC 740-20-45-7 where an entity has (1) a loss from continuing operations and income related to other items such as discontinued operations and (2) would not otherwise recognize a benefit for the loss from continuing operations under the approach described in ASC 740-20-45. This fact pattern applies for the years ended December 31, 2017 for entities in the US. Application of this rule exception results in the allocation of tax expense to discontinued operations with an offsetting amount of tax benefit reported by the US companies.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in ASC Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance is not expected to have any material impact on our consolidated financial statements.

Commencing January 1, 2018, we adopted ASU 2016-18, Statement of Cash Flows (Topic 230): “Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance had no material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation-Stock Compensation”. The amendment provides guidance about which changes to terms or conditions of a share-based payment award require an entity to apply modification accounting. The guidance became effective for the fiscal year beginning on January 1, 2018, including interim periods within that year. This guidance had no material impact on our consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2018. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the 2013 framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2018, our internal control over financial reporting was not effective due to the following material weaknesses.

This material weakness was associated with a lack of sufficient internal controls (including IT and general controls) that encompass our company as a whole with respect to entity and transactions level controls in order to ensure complete documentation of complex and non-routine transactions and adequate financial reporting. We are undertaking remedial measures, which will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports.

We are remediating this material weakness by, among other things, implementing a process of enhanced, multi-stage review of the identification and valuation of all assets to be acquired by our company, including verification of identifying indicators for each asset. The actions that we are taking are subject to ongoing senior management review, including review as well as oversight by our Audit Committee. Management believes the foregoing efforts will effectively remediate the material weakness incurred in 2018 by implementing best practices in 2019 and reevaluating the effectiveness over the course of the year.

We intend to complete the remediation of the material weaknesses discussed above as soon as practicable but we can give no assurance that we will be able to do so. Designing and implementing an effective disclosure controls and procedures is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to devote significant resources to maintain a financial reporting system that adequately satisfies our reporting obligations. The remedial measures that we have taken and intend to take may not fully address the material weaknesses that we have identified, and material weaknesses in our disclosure controls and procedures may be identified in the future. Should we discover such conditions, we intend to remediate them as soon as practicable. We are committed to taking appropriate steps for remediation, as needed.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

There have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2018 but was not reported.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Following is information about our directors and executive officers as of the date of this report.

NAME	AGE	POSITION
Michael R. Stewart	61	Chairman, Chief Executive Officer and Chief Financial Officer
Richard J. Leider	59	Director
Dennis M. McGrath	62	Director
Kristen E. Pigman	64	Director
Dolev Rafaeli	55	Director

Michael R. Stewart. Mr. Stewart has served as our Chief Executive Officer and Chief Financial Officer since June 2018 and as a member of our Board of Directors since May 2017. Mr. Stewart is a seasoned executive with over 25 years of experience in C-level positions and 36 total years’ experience in executive management, operations and finance. He brings a wealth of expertise with particular strength in operations, financial management, strategy, M&A, capital raise, FDA matters, medical reimbursement as well as sales, marketing, product development and product launch. He has extensive U.S. and International market expertise and has significant experience with public company board and SEC matters. Currently, Mr. Stewart operates as a private consultant to multiple companies which he started in late 2016. He is working with companies from private start-up to mid-size public companies assisting them with major negotiations, new product and company launches, merger and acquisitions and capital raises. From 2014 through 2016, Mr. Stewart served as President, Chief Executive Officer and Director of publicly traded STRATA Skin Sciences, Inc. From 1990 to 2014, Mr. Stewart held the positions of CEO, COO and CFO at two publicly traded companies. In addition to his executive career and his non-independent board positions, Mr. Stewart has served as an independent public company director and as an advisor to the board of several private companies. Mr. Stewart obtained both his MBA in Finance and his BS in Accounting from LaSalle University in Philadelphia. Mr. Stewart was selected to serve on our Board because of his 36 years’ experience in executive management, operations and finance.

Richard J. Leider. Mr. Leider has served as a member of our Board of Directors since May 2017. Mr. Leider has more than 25 years of experience in the commercial real estate industry with active involvement in its sub-specialties of office, hospitality, investment, development, construction and strategic management. A hospitality veteran, Mr. Leider directed the repositioning, renovation and execution of the successful conversion of the Resort at Squaw Creek into a condominium hotel facility. Since March 2003, he has served as president of Paramount Hotels Inc. a California hotel management company. A principal and cofounder of Anvil Builders Inc., Mr. Leider has directed business development for that company since July 2010. From June 2005 to December 2008, he led the global real estate platform at Tano Capital, LLC and formerly directed the investment platform in Northern California on behalf of Buchanan Street. He was a managing director of global operations at Citadon, Inc., of San Francisco, a provider of Internet solutions for the real estate and construction industries, from June 2000 to December 2001. From 1996 to 2000, he was an executive director at DTZ Staubach Tie Leung in Hong Kong. While in Asia, Mr. Leider’s responsibilities included all aspects of the real estate life cycle, from advisory services to opportunistic institutional direct investment. Prior to his tenure with DTZ Staubach Tie Leung, Mr. Leider was a senior vice president at CBRE in San Francisco. Mr. Leider graduated from the University of California at Berkeley in 1981, earning a B.A. in Political Economies of Industrial Societies, and later studied at Worchester College at Oxford University. Mr. Leider serves on the Boards of Mercy Housing, American Cancer Society, Union Square Business Improvement District and its Public Policy Committee. He is a member of the Urban Land Institute, and CCIM Institute (Certified Commercial Investment Manager). Mr. Leider also serves as an independent board member of FCREIT. Mr. Leider was selected to serve on our Board because of his twenty-five years’ background in the commercial real estate industry.

Dennis M. McGrath. Mr. McGrath has served as a member of our Board of Directors since July 2009. He currently serves as the Executive Vice President and Chief Financial Officer of PAVmed, Inc. (Nasdaq: PAVM, PAVMW) since March 2017. Previously, from 2000 to 2017, Mr. McGrath served in several senior level positions of our company, including from 2011 to 2017 as director, President, and Chief Financial Officer. Prior to our reverse merger with Radiancy, Inc. in December 2011, he also served as Chief Executive Officer from 2009 to 2011 and served as Vice President of Finance and Chief Financial Officer from 2000 to 2009. He received honors as a P.A.C.T. (Philadelphia Alliance for Capital and Technology) finalist for the 2011 Investment Deal of the Year, award winner for the SmartCEO Magazine 2012 CEO of the Year for Turnaround Company, and finalist for the Ernst & Young 2013 Entrepreneur of the Year. He has extensive experience in mergers and acquisitions, both domestically and internationally, and particularly involving public company acquisitions, including Surgical Laser Technologies, Inc., (formerly, Nasdaq: SLTI), ProCyte Corporation (formerly, Nasdaq: PRCY), LCA Vision, Inc. (formerly, Nasdaq: LCAV) and Think New Ideas, Inc. (formerly, Nasdaq: THNK). Prior to joining us, he served in several senior level positions of AnswerThink Consulting Group, Inc. (then, Nasdaq: ANSR, now, The Hackett Group, Nasdaq: HCKT), a business consulting and technology integration company, including from 1999 to 2000 as Chief Operating Officer of the Internet Practice, the largest division of AnswerThink Consulting Group, Inc., while concurrently during the merger of the companies, serving as the acting Chief Financial Officer of Think New Ideas, Inc. (then, Nasdaq: THNK, now, Nasdaq: HCKT), an interactive marketing services and business solutions company. Mr. McGrath also served from 1996 until 1999 as Chief Financial Officer, Executive Vice President and director of TriSpan, Inc., an internet commerce solutions and technology consulting company, which was acquired by AnswerThink Consulting Group, Inc. in 1999. During his tenure at Arthur Andersen & Co., where he began his career, he became a Certified Public Accountant in 1981, holds inactive licenses in Pennsylvania and New Jersey, and has a B.S., maxima cum laude, in accounting from LaSalle University. In addition to continuing as a director of PhotoMedex, he serves as the audit chair and a director of several medical device companies, including DarioHealth Corp. (Nasdaq: DRIO), Noninvasive Medical Technologies, Inc. and Cagent Vascular, LLC, and as an advisor to the board of an orphan drug company, Palvella Therapeutics, LLC. Formerly from 2007 to 2009, Mr. McGrath served as a director of Embrella Cardiovascular, Inc. (sold to Edwards Lifesciences Corporation, NYSE: EW). He also serves on the Board of Trustees for Manor College and the Board of Visitors for Taylor University. Mr. McGrath was selected to serve on our Board because of his 30 years’ experience in the development and implementation of innovative business and marketing practices.

Kristen E. Pigman. Mr. Pigman has served as a member of our Board of Directors since June 2018. As President of The Pigman Companies, LLC, or TPC, Mr. Pigman coordinates acquisition, planning, financing, development, construction, and disposition of commercial real estate projects for TPC, its partners, and institutional and corporate clients. Before the creation of TPC in 1994, Mr. Pigman was a titled officer and partner of The Koll Company of Newport Beach, CA. Prior to joining Koll in 1989, Mr. Pigman was President of The Sandpiper Companies, a real estate development firm headquartered in Scottsdale, Arizona; and an executive with Coldwell Banker Commercial Real Estate Group. He served as President for five years of the Sacramento Valley Chapter of National Association of Industrial and Office Properties, or NAIOP, and was a member of the National Board of Directors of NAIOP and Vice Chairman for the NAIOP National Office Development Forum. He also was Vice President of Development and a member of Board of Directors for the Sacramento Area Commerce and Trade Organization, Chairman of the Building Industry Association Commercial Developer’s Council, and a member of numerous other trade organizations and Chambers of Commerce. Mr. Pigman has been and continues to be involved in a number of charitable organizations, including The Comstock Club, Easter Seals, the American Lung Association, the Police Athletic League, the Leukemia Society, The Heart Foundation, the Principal for a Day Program, and the Boy Scouts of America, having attained the rank of Eagle Scout in that organization. Mr. Pigman graduated with honors from The Mercersburg Academy in Mercersburg, PA, accepted an English Speaking Union “Jr. Rhodes” Scholarship and took his ‘A’ levels at The Truro School, Truro, Cornwall, UK, attended Rollins College in Winter Park, FL on a baseball scholarship, and earned a B.S. in Economics cum laude from The University of Maryland. Mr. Pigman was selected to serve on our Board because of his extensive real estate development experience.

Dolev Rafaeli. Dr. Rafaeli has served as a member of our Board of Directors since December 2011. He previously served as our Chief Executive Officer from December 2011 until May 2017. Dr. Rafaeli joined our subsidiary Radiancy in February 2006 as president and CEO. He has over 29 years of experience managing international operations. Prior to joining Radiancy, Dr. Rafaeli served from 2004 to 2006 as president and CEO of the USR Group, a consumer electronics products manufacturer, managing operations in Israel, China, Hong Kong and the U.S. Between 2000 and 2004, Dr. Rafaeli founded and served as general manager of Orbotech Ltd. (ORBK-NASDAQ), an automated optical inspection capital equipment manufacturer for the electronics industry in China and Hong Kong, where he was instrumental in building these operations into a $100 million a year business. Between 1997 and 2000, Dr. Rafaeli served as CEO of USR Ltd., a global electronics contract manufacturing company providing design, supply chain and manufacturing services to dozens of clients in the communications, consumer and medical device fields. USR Ltd. employed approximately 1,000 individuals. Dr. Rafaeli previously served as director of operations and manager of the Arad manufacturing facility for Motorola in its Land Mobile Product Solutions division, manufacturing and distributing communications, consumer and other infrastructure electronics products in excess of $400 million annually. Dr. Rafaeli graduated with a B.Sc. in industrial engineering and management cum laude and a M.Sc. in operations management from the Technion-Israel Institute of Technology, and holds a Ph.D. in business management from Century University and an MBA (with distinction) from Cornell University. Dr. Rafaeli was selected to serve on our Board because of his over twenty five years of senior executive and board of directors’ experience with private and public multi-national companies and his vast mergers and acquisitions successful track record.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the Board. Members of our Board are encouraged to attend meetings of the Board and the Annual Meeting of Stockholders. The Board held 16 meetings and executed 19 unanimous written consents in lieu of a meeting in 2018.

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

Corporate Governance

Overview

Our Board of Directors maintains charters for select committees. In addition, our Board has adopted a written set of corporate governance guidelines and a code of business conduct and ethics and a code of conduct for our chief executive and senior financial officers that generally formalize practices that we already had in place. To view the charters of our Audit, Compensation and Nominations and Corporate Governance Committees, code of ethics, corporate governance guidelines, and other documents, please visit our website at www.fcglobalrealty.com, under the Corporate Governance section of the Investor Relations page.

Governance Structure

Currently, our Chief Executive Officer is also our Chairman. Our Board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for our company. In making this determination, the Board considered, among other matters, Mr. Stewart’s executive management experience and believed that Mr. Stewart is highly qualified to act as both Chairman and Chief Executive Officer due to his experience, knowledge, and personality. Among the benefits of a combined Chief Executive Officer/Chairman considered by the Board is that such structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

Our Board of Directors administers its risk oversight function as a whole by making risk oversight a matter of collective consideration. While management is responsible for identifying risks, our Board of Directors has charged the Audit Committee with evaluating financial and accounting risk, and, the Compensation Committee with evaluating risks associated with employees and compensation. Investor-related risks are usually addressed by the Board as a whole.

Director Independence

In considering and making decisions as to the independence of each of our directors, the Board of Directors considered transactions and relationships between our company (and its subsidiaries) and each director (and each member of such director’s immediate family and any entity with which the director or family member has an affiliation such that the director or family member may have a material indirect interest in a transaction or relationship with such entity). Our Board has determined that the following directors are independent as defined in the applicable rules of the Nasdaq Stock Market: Richard J. Leider and Kristen E. Pigman.

Audit Committee

Our Board of Directors has established an Audit Committee to assist it in fulfilling its responsibilities for general oversight of the integrity of our consolidated financial statements, compliance with legal and regulatory requirements, the independent auditors’ qualifications and independence, the performance of our independent auditors and an internal audit function and risk assessment and risk management. The duties of our Audit Committee include: reviewing and approving the scope of the annual audit, the audit fee and the financial statements; appointing, evaluating and determining the compensation of our independent auditors; reviewing disclosure controls and procedures, internal control over financial reporting, any internal audit function and corporate policies with respect to financial information; reviewing other risks that may have a significant impact on our financial statements; preparing the Audit Committee report for inclusion in the annual proxy statement; establishing procedures for the receipt, retention and treatment of complaints regarding accounting and auditing matters; approving all related party transactions, as defined by applicable Nasdaq Rules, to which our company is a party; and evaluating the Audit Committee charter annually.

The Audit Committee works closely with management as well as our independent auditors. The Audit Committee has the authority to obtain advice and assistance from, and receive appropriate funding from us for, outside legal, accounting or other advisors as the Audit Committee deems necessary to carry out its duties.

Our Board has adopted a written charter for the Audit Committee. The members of the Audit Committee are Richard J. Leider and Kristen E. Pigman. Mr. Leider serves as the Chair of the Audit Committee. The Audit Committee held 10 meetings in 2018.

The Board determined that each member of the Audit Committee satisfies the independence and other composition requirements of the SEC. Due to recent changes to our Board composition, we temporarily at this time do not have an independent director who also meets the qualifications for “audit committee financial expert” as defined under Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our Compensation Committee discharges the Board’s responsibilities relating to compensation of our Chief Executive Officer and other executive officers, produces an annual report on executive compensation for inclusion in our annual proxy statement and provides general oversight of compensation structure. Other specific duties and responsibilities of the Compensation Committee include: reviewing and approving objectives relevant to executive officer compensation; evaluating performance and recommending to the Board the compensation, including any incentive compensation, of our Chief Executive Officer and other executive officers in accordance with such objectives; reviewing employment agreements for executive officers; recommending to the Board the compensation for our directors; administering our equity compensation plans and other employee benefit plans; evaluating human resources and compensation strategies, as needed; and evaluating the Compensation Committee charter periodically.

Our Board has adopted a written charter for the Compensation Committee. The members of the Compensation Committee are Richard J. Leider and Kristen E. Pigman. Mr. Leider serves as the Chair of the Compensation Committee. The Compensation Committee held 1 meeting and executed 1 unanimous written consent in lieu of a meeting in 2018.

The Compensation Committee reviews executive compensation from time to time and reports to the Board, which makes all final decisions with respect to executive compensation. The Compensation Committee adheres to several guidelines in carrying out its responsibilities, including performance by the employees, our performance, enhancement of stockholder value, growth of new businesses and new markets and competitive levels of fixed and variable compensation.

Nominations and Corporate Governance Committee

Our Board of Directors has established a Nominations and Corporate Governance Committee for the purpose of reviewing all Board -recommended and stockholder-recommended nominees, determining each nominee’s qualifications and making a recommendation to the full Board as to which persons should be our Board’s nominees. The duties and responsibilities of the Nominations and Corporate Governance Committee include: identifying and recommending to our Board individuals qualified to become members of our Board of Directors; recommending to our Board the director nominees for the next annual meeting of stockholders; recommending to our Board director committee assignments; reviewing and evaluating succession planning for our Chief Executive Officer and other executive officers; monitoring the independence of our directors; developing and overseeing the corporate governance principles applicable to members of our Board, officers and employees; monitoring the continuing education for our directors; and evaluating the Nominations and Corporate Governance Committee charter annually.

Our Board has adopted a written charter for the Nominations and Corporate Governance Committee. The members of the Nominations and Corporate Governance Committee are Richard J. Leider and Kristen E. Pigman. Mr. Pigman serves as the Chair of the Nominations and Corporate Governance Committee. The Nominations and Corporate Governance Committee did not hold any meetings and executed 2 unanimous written consents in lieu of a meeting in 2018.

Our Nominations and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for our directors. Our Nominations and Corporate Governance Committee will regularly assess the appropriate size of our Board and whether any vacancies on the Board are expected due to retirement or other circumstances. When considering potential director nominees, the Nominations and Corporate Governance Committee also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy and experience in the context of the needs of our company and of our existing directors. The Nominations and Corporate Governance Committee also seeks director nominees who are from diverse backgrounds and who possess a range of experiences as well as a reputation for integrity. The Nominations and Corporate Governance Committee considers all of these factors to ensure that our Board as a whole possesses a broad range of skills, knowledge and experience useful to the effective oversight and leadership of our company.

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

Stockholder Communications with the Board of Directors

Our Board of Directors has established a process for stockholders to communicate with the Board or with individual directors. Stockholders who wish to communicate with our Board of Directors or with individual directors should direct written correspondence to Michele Pupach, Corporate Counsel at mpupach@photomedex.com or to the following address: Board of Directors, c/o Corporate Secretary, 2300 Computer Drive, Building G, Willow Grove, Pennsylvania 19090. Any such communication must contain:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that the following reports were not timely filed for the year ended December 31, 2018: Kristen E. Pigman failed to file a Form 3 upon election in June 2018 and failed to report subsequent transactions; and OFI, Dennis M. McGrath, Dolev Rafaeli and Michael R. Stewart did not report several transactions.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table - Fiscal Years Ended December 31, 2018 and 2017

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)
Michael R. Stewart,	2018	212,052	188,000	0	5,000	405,052
Chief Executive Officer and Chief Financial Officer(3)	2017	0	0	0	0	0
Vineet Bedi,	2018	197,237	0	44,280	6,000	247,517
former Chief Executive Officer(4)	2017	0	0	0	0	0
Mathew Stolzar,	2018	146,774	0	20,851	0	167,625
former Chief Financial Officer(5)	2017	0	0	0	0	0

(1)	The amounts shown for stock awards and options relate to shares granted under our 2016 Equity Compensation Plan, except for Mr. Stewart’s which were granted under our 2018 Equity Incentive Plan. The amount is equal to the aggregate grant-date fair value with respect to the awards made in 2018, computed in accordance with FASB ASC Topic 718, before amortization and without giving effect to estimated forfeitures.

(2)	“All Other Compensation” includes car allowances, premiums for supplementary life and/or disability insurance and matching 401 (k) plan contributions.

(3)	Mr. Stewart began to serve as our Chief Executive Officer and Chief Financial Officer on June 19, 2018. Under Mr. Stewart’s employment agreement, he is entitled to an annual base salary of $400,000. Mr. Stewart was also granted 400,000 restricted shares that vest over a three year period (although accelerated vesting will occur upon a change in control), which were measured at the grant date to have a value of $188,000.

(4)	Mr. Bedi served as our Chief Executive Officer from January 2, 2018 until June 16, 2018. Under Mr. Bedi’s employment agreement, he was entitled to an annual base salary of $400,000, as well as bonuses and equity compensation. Mr. Bedi was granted an option to purchase 100,000 shares of common stock at an exercise price of $0.98, vesting over a three year period, measured at grant date to have a value of $44,280.

(5)	Mr. Stolzar served as our Chief Financial Officer from January 2, 2018 until June 16, 2018. Under Mr. Stolzar’s employment agreement, he was entitled to an annual base salary of $300,000, as well as bonuses and equity compensation. Mr. Stolzar was granted an option to purchase 47,088 shares of common stock at an exercise price of $0.98, vesting over a three year period, measured at grant date to have a value of $20,851.

Outstanding Equity Awards Value at Fiscal Year End Table

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended December 31, 2018.

	Stock Awards(1)
Name	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Michael R. Stewart	400,000	188,000	0	N/A

(1)	The amount shown represents the grant of restricted stock. This amount is equal to the aggregate grant-date fair value with respect to the award made, computed in accordance with FASB ASC Topic 718 (formerly SFAS 123R).

Director Compensation

Directors who are also our executive officers receive no separate compensation for serving as directors or as members of committees of our Board of Directors. Each other director receives an annual cash retainer of $40,000, payable quarterly and the chairman of each committee receives an additional annual fee of $10,000 for audit, $5,000 for each of compensation and nominations. The table below sets forth our non-executive officer directors’ compensation through December 31, 2018.

Name	Fees earned or paid in cash ($)	All other compensation ($)	Total ($)
Robert Froehlich(1)	20,712	0	20,712
Richard J. Leider	45,000	0	45,000
Dennis M. McGrath(2)	40,000	80,854	120,854
Kristen E. Pigman(3)	24,041	0	24,041
Dolev Rafaeli(2)	40,000	256,949	296,949
Michael Singer(4)	15,616	0	15,616
Michael R. Stewart	23,288	0	23,288

(1)	Dr. Froehlich resigned as a director on June 17, 2018.

(2)	Mr. McGrath and Dr. Rafaeli received compensation for consulting services under the Stock Grant Agreement and Services Agreement (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources”).

(3)	Mr. Pigman became a director on June 19, 2018.

(4)	Mr. Singer became a director on June 19, 2018 and resigned on August 15, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 28, 2019 (i) by each of our directors and executive officers; (ii) by all of our directors and executive officers as a group and (iii) by each person who is known by us to beneficially own more than 5% of our common stock). Unless otherwise specified, the address of each of the persons set forth below is in care of our company, 2300 Computer Drive, Building G, Willow Grove, PA 19090.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Michael R. Stewart, CEO, CFO and Director(3)	Common Stock	400,000	1.46%
Richard J. Leider, Director	Common Stock	0	*
Dennis M. McGrath, Director(4)	Common Stock	1,370,752	5.01%
Kristen E. Pigman, Director(5)	Common Stock	13,841,684	50.63%
Dolev Rafaeli, Director(6)	Common Stock	4,390,409	16.04%
All directors and officers as a group (5 persons named above)	Common Stock	20,002,845	72.97%
Yoav Ben-Dror	Common Stock	2,314,739	8.47%

* Less than 1%

(1)	Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(2)	A total of 27,336,249 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 28, 2019.

(3)	Represents 400,000 shares of restricted stock, which vest as follows: 1/3 on each of June 20, 2019, June 20, 2020 and June 20, 2021, provided that Mr. Stewart’s service is not terminated. All shares vest in full upon a change of control.

(4)	Includes 1,331,862 shares of common stock and vested options to purchase 38,890 shares of common stock.

(5)	Represents shares held by Opportunity Fund I-SS, LLC. Kristen Pigman is the Director of OP Fund I Manager, LLC, which is the member and manager of Opportunity Fund I-SS, LLC, and has voting and dispositive power over the securities held by it. Mr. Pigman disclaims beneficial ownership of such securities.

(6)	Includes 4,352,909 shares of common stock and vested options to purchase 37,500 shares of common stock.

Changes in Control

Except as contemplated by the Gadsden Purchase Agreement, we do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance under Equity Compensation Plans

The following is a summary of all of our equity compensation plans, including plans that were assumed through acquisitions and individual arrangements that provide for the issuance of equity securities as compensation, as of December 31, 2018. See Notes 1 and 10 to the consolidated financial statements for additional discussion.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	77,390	$95.27	4,600,000
Equity compensation plans not approved by security holders	—	—	—
Total	77,390	$95.27	4,600,000

In the past, options have been granted to employees and/or consultants out of our Amended and Restated 2005 Equity Compensation Plan and to our outside directors under our 2000 Non-Employee Director Stock Option Plan. On April 18, 2018, our Board of Directors adopted our 2018 Equity Incentive Plan, or the 2018 Plan, which was approved by our stockholders on November 29, 2018. The 2018 Plan provides for grants of restricted stock, stock options and other forms of incentive compensation to officers, employees, directors and consultants. We are authorized to issue up to 5,000,000 shares of common stock under the 2018 Plan. We issued a grant for 400,000 restricted shares and 4,600,000 shares remain available for issuance under the 2018 Plan. No shares remain available under our Amended and Restated 2005 Equity Compensation Plan and we have ceased all grants under the 2000 Non-Employee Director Stock Option Plan following adoption of the 2018 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2017 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On March 31, 2017, we entered into the Contribution with FCOP, FCREIT and FC Global Realty Operating Partnership, LLC, our wholly-owned subsidiary. On August 3, 2017, October 11, 2017 and December 22, 2017, we entered into amendments to the Contribution Agreement. Suneet Singal, our Chief Executive Officer and director at the time that we entered into such amendments, was also the Chief Executive Officer of the FCREIT, which is the general partner of FCOP.

●	On December 22, 2017, we entered into a Letter Agreement with Suneet Singal and certain entities related to or affiliated with him, including FCOP and FCREIT, pursuant to which Mr. Singal and such entities agreed that they would not, without the prior written consent of OFI, transfer or otherwise dispose of any or all of our equity securities held them, including any additional equity securities which they may subsequently acquire, until 180 days following the dissolution of OFI, but no later than December 31, 2018, subject to certain exceptions.

●	On October 22, 2017, all amounts due to Dr. Dolev Rafaeli and Dennis M. McGrath under their employment agreements, as well as amounts due to Dr. Yoav Ben-Dror for his services as a board member and officer of our foreign subsidiaries, were converted to secured convertible payout notes in the principal amounts of $3,133,934, $977,666 and $1,515,000, respectively. The notes were due on October 12, 2018, carried a ten percent (10%) interest rate, payable monthly in arrears commencing on December 1, 2017, and were secured by a security interest in all of our assets.

●	On December 22, 2017, we entered into the Stock Grant Agreement with Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (collectively referred to as the Note Holders) to (i) cause the early conversion of the notes into an aggregate of 5,628,291 shares of our common stock, (ii) effectuate the release of all security interests associated with the notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement, (iv) provide for twelve (12) monthly payments of approximately $21,328.16, $6,653.56 and $10,310.42 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively, on the first of each month commencing on January 1, 2018, which amounts are equal to the interest payments that would have been made absent the conversion of the notes, (v) obtain the agreement of such Note Holders to provide certain support services to us, and (vi) obtain the conditional resignation of Messrs. Rafaeli and McGrath from our Board of Directors. Accordingly, the notes were paid in full.

●	On December 22, 2017, we entered into a Registration Rights Agreement with the Note Holders, pursuant to which we agreed to register the 1,857,336 additional shares to be issued under the Stock Grant Agreement under the Securities Act.

●	On September 24, 2018, we entered into the Remediation with OFI (at this time, Kristen E. Pigman, a director, was also the director of OP Fund I Manager, LLC, the manager of OFI) and the Note Holders. Pursuant to the Remediation Agreement, the Stock Grant Agreement was terminated, the shares issued to the Note Holders were cancelled, and we issued to the Note Holders an aggregate of 7,485,627 shares of newly-designated Series C Preferred Stock. In addition, the Securities Purchase Agreement with OFI (subject to the survival of certain provisions identified in the Remediation Agreement), a Supplemental Agreement between us and OFI and a Cancellation and Exchange Agreement between us and OFI, each dated April 20, 2018, were terminated, the Series B Preferred Stock issued to OFI was cancelled and we issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock. In addition, OFI agreed to purchase $0.10 million of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, until it has purchased an aggregate of $0.50 million of shares of Series D Preferred Stock; provided that, upon closing of any material business combination involving our company that is approved by OFI, OFI agreed to purchase an additional $1.5 million of shares of Series D Preferred Stock at a price of $0.65 per share. Notwithstanding the foregoing, from and after the date that stockholder approval of the conversion of shares issued under the Remediation Agreement has been obtained, instead of purchasing shares of Series D Preferred Stock, OFI agreed to purchase shares of common stock at a price of $0.65 per share. Such stockholder approval was obtained on November 29, 2018. On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of Series D Preferred Stock. October 31, 2018, a second closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of Series D Preferred Stock. On November 29, 2018, our stockholders approved the Remediation Agreement and all shares of Series D Preferred Stock issued to OFI were converted into 6,619,483 shares of common stock and all shares of Series C Stock issued to the Note Holders were converted into 7,485,627 shares of common stock. On November 29, 2018, a third closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to us in exchange for 153,846 shares of common stock. On December 31, 2018, OFI agreed, notwithstanding the investment schedule set forth in the Remediation Agreement, to provide the remaining funds to us, and the parties completed a final closing under the Remediation Agreement, pursuant to which OFI provided $1.6 million to us in exchange for 2,461,538 shares of common stock.

●	On December 31, 2018, OFI also provided an additional $0.2 million to us in exchange for 1,333,333 shares of common stock, or a purchase price of $0.15 per share, pursuant to a Letter Agreement, dated December 29, 2018, between us and OFI.

●	On September 28, 2018, in connection with the Remediation Agreement, we entered into a Registration Rights Agreement with OFI and the Note Holders pursuant to which we agreed to register all shares of common stock that may be issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock issued under the Remediation Agreement, as well as all other shares of capital stock held by OFI, under the Securities Act.

●	On September 24, 2018, in connection with the Remediation Agreement, we entered into a Services Agreement with the Note Holders, pursuant to which each of the Note Holders agreed to provide certain services to us and/or our subsidiaries in exchange for certain cash payments set forth in the Services Agreement. Under the Services Agreement, we agreed to cash make payments to Dr. Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amount of $21,328.16, $6,653.56, and $10,310.42, respectively, per month until December 31, 2018, provided that such cash payments to Dr. Rafaeli and Mr. McGrath shall be made bi-monthly in accordance with our payroll practices. In addition to the cash payments, the Services Agreement provided that Dr. Dolev Rafaeli and Dennis M. McGrath would continue to receive the employee benefits that they were receiving through December 31, 2018, including existing health and disability benefits, and for so long after December 31, 2018 as they continue to provide the services described in the Services Agreement. After December 31, 2018 and once Dr. Dolev Rafaeli and Dennis M. McGrath no longer provide such services, as previously agreed in their employment agreements with us, they will receive COBRA coverage for a period of 18 months, to be fully paid for, or reimbursed to Messrs. Rafaeli and McGrath, by us.

Director Independence

Our Board of Directors has determined that the following directors are independent as defined in the applicable rules of the Nasdaq Stock Market: Richard J. Leider and Kristen E. Pigman.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

We engaged Fahn Kanne & Co. Grant Thornton Israel as our independent auditors for 2018 and 2017. The following table shows the fees paid or accrued by us for the audit and other services provided by Fahn Kanne & Co. Grant Thornton Israel for 2018 and 2017:

(In thousands)

	Year Ended December 31,
	2018	2017
Audit Fees	$160	$200
Audit-Related Fees	—	—
Tax Fees	45	105
All Other Fees	—	—
Total	$205	$305

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements, and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of all fees billed for professional services rendered by the principal accountant for tax related services.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board of Directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board of Directors pre-approved the audit service performed by Fahn Kanne & Co. Grant Thornton Israel for our financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets, December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss, Years ended December 31, 2018 and 2017

Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit), Years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows, Years ended December 31, 2018 and 2017

Notes to Restated Consolidated Financial Statements

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated November 8, 2018, among FC Global Realty Incorporated, FC Merger Sub, Inc. Gadsden Growth Properties, Inc. and Gadsden Growth Properties, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on November 9, 2018)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated December 27, 2018, among FC Global Realty Incorporated, FC Merger Sub, Inc. Gadsden Growth Properties, Inc. and Gadsden Growth Properties, L.P. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on January 2, 2019)

2.3	Letter Agreement regarding Amendment No. 2 to Agreement and Plan of Merger, dated January 14, 2019, between FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on January 15, 2019)

2.4	Letter Agreement regarding Amendment No. 3 to Agreement and Plan of Merger, dated January 25, 2019, between FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 2.4 to the Current Report on Form 8-K filed on January 31, 2019)

2.5	Letter Agreement regarding Termination of Agreement and Plan of Merger, dated March 13, 2019, between FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 2.5 to the Current Report on Form 8-K filed on March 15, 2019)

3.1	Amended and Restated Articles of Incorporation of FC Global Realty Incorporated (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)

3.2	Amended and Restated Bylaws of FC Global Realty Incorporated (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)

10.1	Stock Purchase Agreement, dated March 13, 2019, by and between FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019)

10.2	Amended and Restated Limited Liability Company Agreement of Gadsden Roseville, LLC, dated January 14, 2019, among Gadsden Roseville, LLC, Gadsden Reality Investments I, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2019)

10.3	Letter Agreement, dated December 29, 2018, between FC Global Realty Incorporated and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 2, 2019)

10.4	Remediation Agreement, dated September 24, 2018, among FC Global Realty Incorporated, Opportunity Fund I-SS, LLC., Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 26, 2018)

10.5	Registration Rights Agreement, dated September 24, 2018, among FC Global Realty Incorporated, Opportunity Fund I-SS, LLC., Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on September 26, 2018)

10.6	Services Agreement, dated September 24, 2018, between FC Global Realty Incorporated and Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on September 26, 2018)

10.7	Supplemental Agreement, dated April 20, 2018, between FC Global Realty Incorporated and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 20, 2018)

10.8	Cancellation and Exchange Agreement, dated April 20, 2018, between FC Global Realty Incorporated and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 20, 2018)

10.9	Securities Purchase Agreement, dated December 22, 2017, between FC Global Realty Incorporated and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2017)

10.10	Registration Rights Agreement, dated December 22, 2017, between FC Global Realty Incorporated and Opportunity Fund I-SS, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 29, 2017)

10.11	Letter Agreement, dated December 22, 2017, among FC Global Realty Incorporated, Opportunity Fund I-SS, LLC, Suneet Singal, First Capital Real Estate Trust Incorporated, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Investments LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 29, 2017)

10.12	Stock Grant Agreement, dated December 22, 2017, among FC Global Realty Incorporated, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.12 to Current Report on Form 8-K filed on December 29, 2017)

10.13	Registration Rights Agreement, dated December 22, 2017, among FC Global Realty Incorporated, Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on December 29, 2017)

10.14	Secured Convertible Payout Note Due October 12, 2018 issued by FC Global Realty Incorporated to Dolev Rafaeli on October 12, 2017 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on October 18, 2017)

10.15	Secured Convertible Payout Note Due October 12, 2018 issued by FC Global Realty Incorporated to Dennis M. McGrath on October 12, 2017 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on October 18, 2017)

10.16	Secured Convertible Payout Note Due October 12, 2018 issued by FC Global Realty Incorporated to Yoav Ben-Dror on October 12, 2017 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on October 18, 2017)

10.17	Security Agreement, dated October 12, 2017, by and between FC Global Realty Incorporated and Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on October 18, 2017)

10.18	Interest Contribution Agreement, dated March 31, 2017, by and among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2017)

10.19	Agreement to Waive Closing Deliverables, dated as of May 17, 2017, by and among FC Global Realty Incorporated, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 19, 2017)

10.20	Registration Rights Agreement, dated as of May 17, 2017, among FC Global Realty Incorporated and certain holders (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 19, 2017)

10.21	Assignment and Assumption Agreement, dated as of May 17, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 19, 2017)

10.22	Lock-Up and Resale Restriction Agreement, dated as of May 17, 2017, among FC Global Realty Incorporated and certain holders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 19, 2017)

10.23	Assignment and Assumption Agreement, dated June 26, 2017, by and between First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC, and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2017)

10.24	Agreement to Waive Closing Deliverables, dated as of July 3, 2017, by and among FC Global Realty Incorporated, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2017)

10.25	20% Unsecured Promissory Note, dated July 25, 2017, by and between FC Global Realty Incorporated and First Capital Real Estate Operating Partnership L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2017)

10.26	Amendment No. 1 to Interest Contribution Agreement, dated August 3, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2017)

10.27	Second Agreement to Waive Closing Deliverables, dated September 22, 2017, by and among FC Global Realty Incorporated, FC Global Realty Operating Partnership, LLC, First Capital Real Estate Operating Partnership, L.P. and First Capital Real Estate Trust Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 28, 2017)

10.28	Amendment No. 2 to Interest Contribution Agreement, dated October 11, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on October 18, 2017)

10.29	Amendment No. 3 to Interest Contribution Agreement, dated December 22, 2017, among First Capital Real Estate Operating Partnership, L.P., First Capital Real Estate Trust Incorporated, FC Global Realty Operating Partnership, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on December 29, 2017)

10.30	Asset Purchase Agreement, dated October 4, 2016, by and among ICTV Brands Inc., ICTV Holdings, Inc., FC Global Realty Incorporated, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on October 5, 2016)

10.31	First Amendment to the Asset Purchase Agreement, dated January 23, 2017, ICTV Brands Inc., ICTV Holdings, Inc., FC Global Realty Incorporated, Radiancy, Inc., PhotoTherapeutics Ltd., and Radiancy (Israel) Limited, (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 24, 2017)

10.32	Transition Services Agreement, dated October 4, 2016, by and among ICTV Holdings, Inc., FC Global Realty Incorporated, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on October 5, 2016)

10.33	First Amendment to the Transition Services Agreement, dated January 23, 2017, by and among ICTV Holdings, Inc., FC Global Realty Incorporated, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 24, 2017)

10.34	Termination and Release Agreement, dated July 12, 2017, by and among ICTV Brands Inc., ICTV Holdings, Inc., FC Global Realty Incorporated, Radiancy, Inc., PhotoTherapeutics Ltd. and Radiancy (Israel) Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2017)

10.35	Bill of Sale, dated July 12, 2017, by and among FC Global Realty Incorporated, Radiancy, Inc., PhotoTherapeutics Ltd., Radiancy (Israel) Limited and ICTV Holdings, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 18, 2017)

10.36†	Employment Agreement, dated June 20, 2018, between FC Global Realty Incorporated and Michael R. Stewart (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 21, 2018)

10.37†	Separation Agreement, dated December 22, 2017, between FC Global Realty Incorporated and Suneet Singal (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on December 29, 2017)

10.38†	Amended and Restated Employment Agreement, dated October 11, 2017, by and between FC Global Realty Incorporated and Suneet Singal (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on October 18, 2017)

10.39†	Employment Agreement, dated May 17, 2017, between FC Global Realty Incorporated and Suneet Singal (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 19, 2017)

10.40†	Amended and Restated Separation Agreement, dated February 12, 2018, between FC Global Realty Incorporated and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 16, 2018)

10.41†	Separation Agreement, dated December 22, 2017, between FC Global Realty Incorporated and Stephen Johnson (incorporated by reference to Exhibit 10.15 to the Current Report on Form 8-K filed on December 29, 2017)

10.42†	Employment Agreement dated July 28, 2017 by and between FC Global Realty Incorporated and Stephen Johnson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2017)

10.43†	Employment Agreement dated December 22, 2017, between FC Global Realty Incorporated and Vineet P. Bedi (incorporated by reference to Exhibit 10.16 to the Current Report on Form 8-K filed on December 29, 2017)

10.44†	Employment Agreement, dated December 22, 2017, between FC Global Realty Incorporated and Matthew Stolzar (incorporated by reference to Exhibit 10.17 to the Current Report on Form 8-K filed on December 29, 2017)

14.1	FC Global Realty Incorporated Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on April 1, 2018).

21.1*	Subsidiaries of FC Global Realty Incorporated

23.1*	Consent of Fahn Kanne & Co. Grant Thornton Israel

31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

† Executive Compensation Plan or Agreement.

ITEM 16.	FORM 10-K SUMMARY.

None.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Fahn Kanne & Co. Head Office 32 Hamasger Street Tel-Aviv 6721118, ISRAEL PO Box 36172, 6136101 T +972 3 7106666 F +972 3 7106660 www.gtfk.co.il
Board of Directors and Stockholders
FC Global Realty Incorporated

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of FC Global Realty Incorporated (a Nevada corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses for each of the years ended December 31, 2018 and 2017 and has not yet generated any significant revenues from real estate activities. As of December 31, 2018, there is an accumulated deficit of $139,690. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Without qualifying our below opinion, we also draw attention to Note 1 to the consolidated financial statements regarding the potential stock purchase agreement.

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

Tel Aviv, Israel

April 1, 2019

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,840	$948
Prepaid expenses and other current assets	300	1,077
Total current assets	2,140	2,025

Non-current assets:
Investment properties, net (Note 4)	2,050	2,055
Investment in other company, net (Note 4)	351	1,806
Property and equipment, net (Note 5)	—	5
Other assets, net	263	334
Total non-current assets	2,664	4,200
Total assets	$4,804	$6,225

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable (Note 8)	$506	$778
Accounts payable	890	587
Accrued compensation and related expenses (Note 6)	145	467
Other accrued liabilities (Note 7)	2,826	2,906
Total current liabilities	4,367	4,738

Non-current liabilities:
Option to purchase Redeemable Convertible Preferred Stock Series B (Note 10)	—	4,390
Note payable, net of current portion (Note 8)	449	454
Total non-current liabilities	449	4,844
Total liabilities	4,816	9,582

Commitment and contingencies (Note 9)

Redeemable Convertible Preferred Stock Series B, $.01 par value; 0 and 15,000,000 shares authorized at December 31,2018 and 2017, respectively; 0 and 1,500,000 issued and outstanding at December 31, 2018 and 2017, respectively, net of amount allocated to option to purchase additional share; aggregate liquidation preference $0 and $1,503 at December 31, 2018 and 2017, respectively (Note 10)	—	87

Stockholders’ equity (deficit) (Note 10):
Common Stock, $.01 par value, 500,000,000 shares authorized at December 31, 2018 and 2017; 26,638,799 and 11,925,791 shares issued and outstanding at December 31, 2018 and 2017, respectively	266	119
Series A Preferred Stock $.01 par value, 3,000,000 shares authorized at December 31, 2018 and 2017; 27,898 and 123,668 issued and outstanding at December 31, 2018 and 2017, respectively	—	1
Additional paid-in capital	140,435	132,446
Accumulated deficit	(139,690)	(135,022)
Accumulated other comprehensive loss	(1,155)	(1,162)
Total stockholders’ deficit attributable to FC Global Realty Incorporated	(144)	(3,618)
Non-controlling interest	132	174
Total stockholders’ deficit	(12)	(3,444)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$4,804	$6,225

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOABAL REALTY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017

Revenues:	$41	$—
Rental expense	(5)	—
Net rental income	36	—

Operating expenses:
General and administrative	3,900	10,817
Impairment of investment properties (Note 4)	326	—
Impairment of investment in other company (Note 4)	1,455	1,439
Total operating expenses	5,681	12,256

Operating loss	(5,645)	(12,256)

Revaluation of asset contribution related financial instruments, net (Note 4)	—	(1,392)
Revaluation of Option to purchase redeemable convertible B preferred stock (Note 10)	3,288	(3,018)
Incremental value due to extinguishment of option to purchase redeemable convertible preferred stock (Note 10)	440	—
Interest and other financing income (expense), net	3	(267)
Loss from continuing operations	(1,914)	(16,933)

Discontinued operations:
Loss from discontinued operations (Note 2)	(172)	(2,459)

Net loss including portion attributable to non-controlling interest	(2,086)	(19,392)
Loss attributable to non-controlling interest	42	8
Net loss attributable to common stockholders and participating securities	(2,044)	(19,384)
Dividend on redeemable convertible preferred stock (Note 10)	(177)	—
Deemed dividend related to remediation agreement (Note 10)	(446)	—
Accretion of redeemable convertible preferred stock to redemption value (Note 10)	(2,001)	—
Net loss attributable to common stockholders and participating securities	$(4,668)	$(19,384)

Basic and diluted net loss per share:
Continuing operations	$(0.26)	$(3.07)
Discontinued operations	(0.01)	(0.45)
	$(0.27)	$(3.52)

Shares used in computing basic and diluted net loss per share	12,552,292	5,073,751
Other comprehensive income:
Reclassification of cumulative translation adjustment	$—	$3,228
Foreign currency translation adjustments	7	189
Total other comprehensive income	7	3,417
Comprehensive loss	$(2,037)	$(15,967)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REATLY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE

PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

(In thousands, except share and per share amounts)

			Stockholders’ Equity
	Redeemable Convertible Preferred Stock Series B		Common Stock		Series A Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Additional	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Loss	Interest	Total

BALANCE, JANUARY 1, 2017	—	—	4,418,266	$44	—	$—	—	$—	—	$—	$118,762	$(115,635)	$(4,579)	$—	$(1,408)
Stock-based compensation related to stock options and restricted stock	—	—	—	—	—	—	—	—	—	—	1,466	—	—	—	1,466
Common shares issued for asset contribution	—	—	879,234	9	—	—	—	—	—	—	1,266	—	—	—	1,275
Preferred A stock issued for asset contribution	—	—	—	—	123,668	1	—	—	—	—	4,482	—	—	—	4,483
Common shares issued for Note Payout	—	—	5,628,291	56	—	—	—	—	—	—	5,570	—	—	—	5,626
Common shares issued for severance	—	—	1,000,000	10	—	—	—	—	—	—	900	—	—	—	910
Issuance of series B redeemable convertible preferred stock and embedded option, net of stock issuance costs of $42	1,500,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Amortization of discount related to written call option	—	84	—	—	—	—	—	—	—	—	—	—	—	—	—
Accretion of dividend	—	3	—	—	—	—	—	—	—	—	—	(3)	—	—	(3)
Noncontrolling interest from asset acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	182	182
Reclassification of cumulative translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	3,228	—	3,228
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	189	—	189
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(19,384)	—	(8)	(19,392)
BALANCE, DECEMBER 31, 2017	1,500,000	87	11,925,791	119	123,668	1	—	—	—	—	132,446	(135,022)	(1,162)	174	(3,444)
Stock-based compensation (including restricted shares to the Company’s CEO)	—	—	400,000	4	—	—	—	—	—	—	72	—	—	—	76
Issuance of Series B redeemable convertible preferred stock and embedded option	2,325,000	2,325	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	3,441,939	34	—	—	—	—	—	—	1,969	—	—	—	2,003
Issuance of warrants to purchase common stock	—	—	—	—	—	—	—	—	—	—	98	—	—	—	98
Partial exercise of Series B redeemable convertible preferred stock written call option	—	682	—	—	—	—	—	—	—	—	—	—	—	—	—
Dividend on Series B redeemable convertible preferred stock	—	177	—	—	—	—	—	—	—	—	—	(177)	—	—	(177)
Accretion of Series B redeemable convertible preferred stock to redemption value	—	2,001	—	—	—	—	—	—	—	—	—	(2,001)	—	—	(2,001)
Conversion of series B redeemable convertible preferred stock into common stock	(1,869,663)	(2,553)	2,965,301	30	—	—	—	—	—	—	2,523	—	—	—	2,553
Cancellation of Series B preferred stock and related portion of common stock converted from Series B in exchange for Series D preferred stock	(1,955,337)	(2,719)	(2,965,301)	(30)	—	—	—	—	6,217,490	62	2,727	—	—	—	2,759
Cancellation of common stock issued to noteholders in exchange for Series C preferred stock	—	—	(5,628,291)	(56)	—	—	7,485,627	75	—	—	427	(446)	—	—	—
Issuance of Series D convertible preferred stock	—	—	—	—	—	—	—	—	307,692	3	197	—	—	—	200
Conversion of Series C preferred stock into common stock	—	—	7,485,627	75	—	—	(7,485,627)	(75)	—	—	—	—	—	—	—
Conversion of Series D preferred stock into common stock	—	—	6,619,483	66	—	—	—	—	(6,525,182)	(65)	(1)	—	—	—	—
Conversion of Series A preferred stock into common stock	—	—	2,394,250	24	(95,770)	(1)	—	—	—	—	(23)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	7	—	7
Net Loss	—	—	—	—	—	—	—	—	—	—	—	(2,044)	—	(42)	(2,086)
BALANCE, DECEMBER 31, 2018	—	$—	26,638,799	$266	27,898	$—	—	$—	—	$—	$140,435	$(139,690)	$(1,155)	$132	$(12)

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net loss from continuing operations	$(1,914)	$(16,933)
Adjustments to reconcile loss to net cash used in operating activities related to continuing operations:
Depreciation and amortization	7	297
Impairment of investment in other company	1,455	1,439
Impairment of investment properties	326	—
Deferred taxes	—	66
Stock-based compensation (including restricted shares to the Company’s CEO in 2018)	76	655
Issuance of warrant to purchase common stock to a service provider	98	—
Issuance of common stock to service provider	16	—
Loss from sale of property and equipment	3	2,567
Revaluation of asset contribution related financial instruments, net (Note 4)	—	1,392
Revaluation of Option to purchase redeemable convertible preferred stock Series B (Note 10)	(3,288)	2,890
Extinguishment of option to purchase redeemable convertible preferred stock and registration rights liability (Note 10)	(440)	—
Issuance costs allocated to Option to purchase redeemable convertible preferred stock Series B (Note 10)	—	42
Changes in operating assets and liabilities:
Prepaid expenses and other assets	848	3,501
Accounts payable	303	(1,604)
Accrued compensation and related expenses	(235)	2,036
Other accrued liabilities	(20)	(2,447)
Amortization of discount on mezzanine	—	84
Net cash used in operating activities - continuing operations	(2,765)	(6,015)
Net cash used in operating activities - discontinued operation	(172)	(3,283)
Net cash used in operating activities	(2,937)	(9,298)
Cash Flows from Investing Activities:
Direct expenses related to asset acquisition (Note 4)	—	(283)
Stock based compensation	—	10
Payment of note receivable	—	(159)
Purchases of investment properties	(326)	(22)
Net cash (used in) provided by investing activities – continuing operation	(326)	(454)
Net cash provided by investing activities – discontinued operations	—	7,251
Net cash (used in) provided by investing activities	(326)	6,797
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable preferred stock and embedded option (Note 10)	2,325	1,458
Proceeds from issuance of preferred stock	200	—
Proceeds from issuance of common stock	1,900	—
Proceeds (Payments) from note payable	(277)	111
Net cash provided by financing activities –continuing operation	4,148	1,569
Net cash used in financing activities – discontinued operations	—	(663)
Net cash provided by financing activities	4,148	906
Effect of exchange rate changes on cash	7	208
Change in cash and cash equivalents	892	(1,387)
Cash and cash equivalents at the beginning of year	948	2,335
Cash and cash equivalents at the end of year	$1,840	$948
Supplemental disclosure of non-cash activities:
Cash paid for income taxes	$—	$36
Cash paid for interest	$70	$126
Partial exercise of written call option on redeemable convertible preferred stock (Note 10)	$681	$—
Dividend on redeemable convertible preferred stock (Note 10)	$177	$—
Cancellation of Series B redeemable convertible preferred stock in exchange for Series D preferred stock (Note 10)	$2,719	$—
Accretion of redeemable convertible preferred stock to redemption value (Note 10)	$2,001	$—
Conversion of Series B redeemable convertible preferred stock into common stock (Note 9)	$2,553	$—
Deemed dividend related to the Redemption Agreement (Note 10)	$446	$—
Issuance of common stock in payment of accrued liability	$87	$—
Contribution of investment property and investment in other company against stock issue, financial assets related to future mandatory asset contribution and financial liabilities for optional asset acquisition (Note 10)	$—	$4,836
Conversion of Payout Notes into shares of common stock	$—	$5,626

The accompanying notes are an integral part of these consolidated financial statements.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 1

Background:

FC Global Realty Incorporated (and its subsidiaries) (the “Company” or “FCRE”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is, since earlier in 2017, a real estate development and asset management company concentrated primarily on investments in high quality income producing assets, hotel and resort developments, residential developments and other opportunistic commercial properties.

Until the recent sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), the Company was a skin health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P., (“FCOP”), First Capital Real Estate Trust Incorporated, (“FCREIT”), and FC Global Realty Operating Partnership, LLC, the Company’s wholly-owned subsidiary (the “Acquiror”). The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (collectively, the “Contribution Agreement”), FCOP contributed certain real estate assets to FC Global Realty Operating Partnership, LLC. In exchange, FCOP received shares of the Company’s common stock and then newly designated Series A Convertible Preferred Stock. This transaction closed on May 17, 2017. As a result of the Contribution Agreement, the Company became a real estate asset management and development company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located in the United States.

Stock Delisting from Nasdaq and Transfer to OTC

On February 23, 2018 and March 13, 2018, the Company had received two delisting notices from Nasdaq Stock Market’s Listing Qualifications Department (“Nasdaq”), the first concerning the Company’s failure to comply with the $1.00 minimum bid price under Nasdaq Marketplace Rule 5550(a)(2), and the second with regard to the Company’s stockholder equity, which had fallen below the minimum $2.5 million required to be maintained under Nasdaq Marketplace Rule 5550(b)(1).

As a result of the violations of the shareholder equity rules, Nasdaq has determined to delist the Company’s securities. While the Company has a right of appeal with regard to this most recent notice, the Company’s board of directors, after evaluating the matter, has determined that it is in the Company’s best interests to remove its secure ties from trading on Nasdaq while it addresses these issues, and has therefore waived its right of appeal.

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

Liquidity and Going Concern:

As of December 31, 2018, the Company had an accumulated deficit of $139.7 million and the Company incurred an operating loss for the year ended December 31, 2018 of $5.6 million. Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

As of December 31, 2018, the Company's cash and cash equivalents amounted to $1.8 million. The Company has raised certain funds from Opportunity Fund I SS, LLC (“OFI”) in both 2017 and in 2018 (see also Note 4).

On December 22, 2017, the Company had entered into a securities purchase agreement (the “OFI Purchase Agreement”) with OFI, under which OFI could, but was not obligated to, invest up to $15,000 in the Company in a series of closings over a period prior to December 31, 2018, in exchange for which OFI would receive shares of the Company’s Series B Preferred Stock at a purchase price of $1.00 per share (see Note 10).

On December 22, 2017, OFI provided $1.5 million to the Company in exchange for 1,500,000 shares of Series B Preferred Stock.

On January 24, 2018, OFI provided $2.2 million to the Company in exchange for 2,225,000 shares of Series B Preferred Stock.

On August 24, 2018, OFI provided $0.1 million to the Company in exchange for 100,000 shares of Series B Preferred Stock.

On September 24, 2018, the Company entered into a remediation agreement (the “Remediation Agreement”) with OFI, pursuant to which, among other things, the OFI Purchase Agreement was terminated, 3,825,000 shares of the Series B Preferred Stock issued to OFI were cancelled, the Company issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock, and OFI agreed to make additional investments in the Company (See Note 10).

On September 26, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to the Company in exchange for 153,846 shares of Series D Preferred Stock.

On October 31, 2018, a second closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to the Company in exchange for 153,846 shares of Series D Preferred Stock.

On November 29, 2018, the Company’s stockholders approved the Remediation Agreement and all shares of Series D Preferred Stock issued to OFI were converted into 6,619,483 shares of common stock.

On November 29, 2018, a third closing under the Remediation Agreement was completed, pursuant to which OFI provided $0.10 million to the Company in exchange for 153,846 shares of common stock.

On December 31, 2018, OFI agreed, notwithstanding the investment schedule set forth in the Remediation Agreement, to provide the remaining funds to the Company, and the parties completed a final closing under the Remediation Agreement, pursuant to which OFI provided $1.6 million to the Company in exchange for 2,461,538 shares of common stock.

On December 31, 2018, OFI also provided an additional $0.2 million to the Company in exchange for 1,333,333 shares of common stock, or a purchase price of $0.15 per share, pursuant to a letter agreement, dated December 29, 2018, between the Company and OFI.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 2

Discontinued Operations:

On January 23, 2017, the Company sold its then last significant business unit (its consumer products division) to ICTV Brands, Inc. This business was a substantial business unit of the Company and the sale brought a strategic shift in focus of management. The Company accordingly classified this former business as held for sale in accordance with ASC 360 “Impairment or disposal of long-lived assets” during the fourth quarter of the year ended December 31, 2016. Such activity was also presented as discontinued operations in the 2017 consolidated financial statements.

The accompanying consolidated financial statements as of and for the year ended December 31, 2017 reflect the operating results and balance sheet items of the Consumer business as discontinued operations separately from continuing operations. The Company recognized a loss from discontinued operations of $2,459, including the loss on the sale of the discontinued operations in the year ended December 31, 2017, which represents the difference between the adjusted net purchase price and the carrying value of the disposal group.

The Company recognized a loss of $172 related to the discontinued operations during the year ended December 31, 2018, as a result of the sale of residual inventory to third parties for $302, which was reduced by accounts receivables deemed uncollectible and write offs of various tax prepayments and liabilities related to the former businesses.

The following is a summary of loss from discontinued operations for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018	2017

Revenues:	$—	$3,880
Cost of revenues	—	100
Gross profit	—	3,780
Operating expenses:
Engineering and product development	—	143
Selling and marketing	—	620
General and administrative	—	2,342
Other income, net	—	(1,504)
Loss on sale of assets	—	4,652
Loss from discontinued operations before interest and other financing expense, net	—	(2,473)
Interest and other financing expense, net	—	—
Loss from discontinued operations before income taxes	—	(2,473)
Income tax expense allocated to discontinued operations	—	(14)
Loss from discontinued operations	—	(2,459)
Loss from disposal of discontinued operations, net of taxes	(172)	—
Net loss from discontinued operations	$(172)	$(2,459)

FC GLOBAL REALTY INCORPORATED

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

Entities in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other interest holders do not possess the right to affect significant management decisions, are generally accounted for under the voting interest consolidation method of accounting. Participation of other interest holders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Non-controlling Interest” in the Company’s consolidated balance sheets and “net loss attributable to the non-controlling interest” in the Company consolidated statements of comprehensive loss. Non-controlling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary.

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) identification of and measurement of instruments in equity transactions; (2) impairment of investment properties and investment in other company; (3) evaluation of going concern; and (4) contingencies.

Functional Currency

The currency of the primary economic environment in which the operations of the Company are conducted is the US dollar (“$” or “Dollars”). Thus, the functional currency of the Company and such subsidiaries (other than the foreign UK subsidiary as mentioned below) is the dollar (which is also the reporting currency of the Company). The operations of the UK subsidiary is conducted in the local currency of this subsidiary, which is Great Britain Pounds (GBP).

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

FC GLOBAL REALTY INCORPORATED

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

As of December 31, 2017, a liability representing an option to purchase redeemable convertible preferred stock as embedded in the Purchase Agreement (see also Note 10) was measured at fair value on a recurring basis using level 3 inputs.

Cash and Cash Equivalents

The Company considered short-term investments that were purchased with an original maturity of three months or less to be cash equivalents.

Investment in Other Company

Commencing January 1, 2018, the investment in the other company, which has no readily determinable fair value, is stated at cost less impairment and plus or minus subsequent adjustments for observable price changes, since the Company does not have the ability to exercise significant influence over operating and financial policies of those investees. Changes in the basis of these equity investments will be reported in the current earnings. This election only applies to equity instruments that do not qualify for the NAV practical expedient. This investment is subject to single-step model under which a qualitative assessment is performed in each reporting period to identify impairment. When a qualitative assessment indicates an impairment exists, the Company measures the fair value of the investment and recognize in current earnings an impairment loss equal to the difference between such fair value and the carrying amount of the investment.

During the year ended December 31, 2017, based on management’s then most recent analyses, prepared based on the property management’s ability to execute full development of the property, an impairment loss had been identified related to the Company’s investment in other company amounting to $1.4 million. Management continued to this method of analysis through 2018. In early 2019, management evaluated the other company’s draft 2018 financial statements, had discussions with the property manager (and majority shareholder) regarding the property’s development status and lack of potential funding for the continued development of the project. Based on these discussions and the Company’s inability to influence any decisions made on the project’s development, management had an updated analysis completed, by using a third-party appraiser, to the current fair value of the investment. As a result, an impairment loss was identified related the Company’s investment in other company of approximately $1.5 million.

FC GLOBAL REALTY INCORPORATED

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

Realizability of property and equipment was based on estimates of undiscounted future cash flows over the remaining useful life of the asset. If the amount of such estimated undiscounted future cash flows was less than the net book value of the asset, the asset was written down to fair value (see also Impairment of Long-Lived Assets).

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset (or group of assets) may not be recoverable. Impairment test is applied at the lowest level where there are identifiable independent cash flows, which may involve a group of assets.

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

As of December 31, 2018, based on management’s most recent analyses, impairment losses on the investment properties have been identified in the amount of $326 (see also Note 4).

Revenue Recognition

On April 26, 2018, the Company’s subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square-foot medical office building in Dayton, Ohio for a $326 purchase price, paid in cash consideration. The building’s former owner, and current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms. Currently, the Company accounts for the arrangement as an operating lease under ASC 840, “Leases” by recording rental revenues from operating leases, as a lessor, on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that the Company expects to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables.

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

FC GLOBAL REALTY INCORPORATED

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

During the years ended December 31, 2018 and 2017, the Company determined that the liability for unrecognized tax benefits could suitably be extinguished by application of net operating loss carryforwards and carrybacks, with any residual impact arising as a liability in 2018 and 2017 that has been duly provided for.

Contingencies

The Company and its subsidiaries are involved in certain legal proceedings that arise from time to time in the ordinary course of business. The Company accounts for business contingent liabilities in accordance with ASC 450 “Contingencies”. Except for income tax contingencies, the Company records accruals for contingencies to the extent that the management concludes that the occurrence is probable and that the related amounts of the loss can be reasonably estimated. A provision is recorded when it is both probable and when a liability has been incurred and the related amounts of the loss can be reasonably estimated. Legal expenses associated costs incurred in connection with the contingencies are expensed as incurred.

With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. Other than the matters discussed in Note 9, as of December 31, 2018, the Company is not a party to any other litigation that it believes would have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the convertible Series A, B C and D Preferred Stock) are considered in the computation of basic income per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Series A and Series C preferred shares were included in the computation, while the Series B and D preferred shares were not.

Diluted loss per common share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method and of convertible Series A, B, C and D Preferred Stock which their potential dilutive effect was considered using the “if-converted method”.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The net loss from continuing operations and the weighted average number of shares used in computing basic and diluted net loss per share from continuing operations for the years ended December 31, 2018 and 2017, is as follows:

	Year ended December 31,
	2018	2017
Numerator:
Net loss	$(2,044)	$(19,384)
Net loss from discontinued operations attributable to common stockholders	172	2,459
Accretion of Series B Preferred Stock to redemption value (*)	(2,001)	(3)
Preferred dividend on Series B Preferred Stock (**)	(177)	—
Deemed dividend related to redemption agreement	(446)	—
Participation of stockholders of Series A and Series C Preferred Stock in the net loss from continuing operations	1,176	1,365
Net basic and diluted loss from continuing operations attributable to common stockholders	$(3,320)	$(15,563)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	12,552,292	5,073,751
Net loss per share of common stock of common stock from continuing operations, basic and diluted	$(0.26)	$(3.07)

(*)	Based on the rights and privileges of Series B Preferred Stock, since the Company did not obtain shareholder approval at March 31, 2018, the then outstanding Series B Preferred Stock became redeemable at the option of OFI. Consequently, in each reporting period commencing March 31, 2018, the outstanding Series B Preferred Stock is recorded at its maximum redemption value until occurrence of redemption or conversion. These shares were cancelled as a result of the entry into the Remediation Agreement on September 24, 2018 as described below (see also Note 10).

(**)	The net loss used for the computation of basic and diluted net loss per share for the year ended December 31, 2018, includes the preferred dividend requirement of 8% per share per annum for the Series B Preferred Stock, for the portion of the year during which these securities were issued and outstanding, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation under the liquidation preference right (see also Note 10).

Convertible Redeemable Series B Preferred Stock

The Company classified its Convertible Redeemable Series B Preferred Stock as mezzanine financing which is outside of Stockholders’ deficit because certain features of the Company’s Certificate of Designation could have required redemption of some or all classes of Convertible Redeemable Series B Preferred Stock upon events not solely within the control of the Company (see also Note 10).

Option to purchase Convertible Redeemable Series B Preferred Stock

The Company had classified the option to purchase additional shares of its Convertible Redeemable Series B Preferred Stock as a liability in accordance with ASC 480, “Distinguishing Liabilities from Equity” as the underlying Series B Preferred Shares are subject to redemption feature. The Company measured the option at fair value by using the Black Scholes Pricing Model in each reporting period until they are exercised or expired, with changes in the fair values being recognized in the Company’s statement of comprehensive loss (see also Note 10).

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

FC GLOBAL REALTY INCORPORATED

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

If the assessment results in an extinguishment, then the difference between the consideration paid (i.e., the fair value of the new or modified preferred shares, (or other financial instrument issued), or, when applicable, such fair value that was allocated to the original preferred shares) and the carrying value of the original preferred shares is recognized as a reduction of, or increase to, retained earnings as a deemed dividend. Such amount is also recognized as an adjustment to earnings available to common shareholders for purposes of calculating earnings (loss) per share.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in ASC Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The Company believes that this new guidance will have no material impact on the Company’s consolidated financial statements.

Commencing January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230), “Restricted Cash”, which requires companies to include amounts generally described as restricted cash and restricted cash equivalents in cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. This guidance had no material impact on the Company’s consolidated financial statements.

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

Note 4

Acquisitions:

Contributed Properties

On March 31, 2017, the Company and the Acquiror entered into the Contribution Agreement with FCOP and FCREIT under which FCOP contributed mostly certain real estate assets (the “Contributed Properties”) to the Acquiror. In exchange, FCOP received shares of the Company’s common stock and/or newly designated Series A Convertible Preferred Stock. The first installment of contributed assets (the “First Contribution”) closed on May 17, 2017 (the “Initial Closing”).

First Contribution

In the Initial Closing, FCOP transferred certain assets comprising the Contributed Properties to the Company. On the Initial Closing date, FCOP transferred to the Acquiror four unoccupied land sites set for development into gas stations, which are located in Atwater and Merced, Northern California, and which had an agreed upon value of approximately $2.6 million. One of these unoccupied land sites was contributed through the transfer of a 75% membership interest in a limited liability company that owns the unoccupied land site located in Northern California, in which profits and losses are allocated 75% to the Company and 25% to the non-controlling member subject to a preferred equity split in which the non-controlling member earns the first 10% of net profits and the balance of the 90% is to be paid along the terms of the 75% split to the Company and 25% to the non-controlling member. FCOP then completed the transfer to the Acquiror of its 17.9% passive interest in a limited liability company that is constructing a single family residential development located in Los Lunas, New Mexico (the “Avalon Property”) on June 26, 2017.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In return for the Contributed Properties, the Company issued to FCOP 879,234 duly authorized, fully paid and non-assessable shares of the Company’s common stock, which represented approximately 19.9% of the Company’s issued and outstanding common stock immediately prior to the Initial Closing, at an agreed upon Per Share Value (defined below) of $2.5183, or $2,214 in the aggregate. These shares of common stock are restricted and unregistered. The Company issued the remaining $7,786 of the approximately $10 million agreed upon consideration to FCOP in the form of 123,668 shares of the Company’s then newly designated non-voting Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Stock” or “Convertible Series A Preferred Stock”). Each share of the Series A Stock was convertible into 25 shares of the Company’s common stock, subject to the satisfaction of certain conditions, including stockholder approval in accordance with the rules of The Nasdaq Stock Market (“Nasdaq”), which was obtained on October 12, 2017. The shares of Series A Stock did not have voting rights and are restricted and unregistered. The number of shares of Common Stock issued to FCOP and to be issued upon conversion of the Series A Stock was determined by dividing the $10 million agreed upon value of the Contributed Assets by $2.5183, a specified price per share value which represents a 7.5% premium above the volume-weighted average price of all on-exchange transactions in the Company’s common stock executed on Nasdaq during the forty-three trading days prior to the trading day immediately prior to the public announcement of the transaction by the Company and FCREIT, as reported by Bloomberg L.P. (the “Per Share Value”). The shares of common stock both issued to FCOP and issuable upon the conversion of the Series A Stock carried certain registration rights as specified in a Registration Rights Agreement dated May 17, 2017.

At the Initial Closing, the Company assumed the liabilities associated with the Contributed Properties, except that it did not assume any liabilities with respect to the Avalon Property until that property’s contribution was completed on June 26, 2017. The obligations that the Acquiror assumed at the Initial Closing include the following: Obligations of FCOP and its affiliates under certain agreements covering the contributed properties, including an Operating Agreement of Central Valley Gas Station Development, LLC, a Delaware limited liability company, dated January 28, 2013, and all amendments thereto; and a Construction Contract dated November 19, 2014 between Central Valley Gas Stations Development, LLC, as owner and First Capital Builders, LLC, as Contractor, with respect to the project known commonly as Green Sands and Buhach Rd., Atwater, CA. Once the full interest in the Avalon Property was contributed to the Company, the Company also assumed the Operating Agreement of Avalon Jubilee, LLC, a New Mexico limited liability company dated as of May 16, 2012, and all amendments thereto; and a Development Services Agreement dated September 15, 2015 by and between UR-FC Contributed Assets, LLC, a Delaware limited liability company, as Owner, and Land Strategies, LLC, a Nevada limited liability company, as Developer, with respect to real property owned by Avalon Jubilee, LLC. As of the Initial Closing, the Company also assumed an installment note dated April 7, 2015 made by First Capital Real Estate Investments, LLC (“FCREI”) in favor of George Zambelli in the original principal amount of $470 and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as trustor, Fidelity National Title Company, as trustee, and George Zambelli, as beneficiary, which secures the note (see also Note 10).

Second Contribution

Under the Agreement, FCREIT was also required to contribute two additional property interests valued at the agreed upon value amount of $20 million. if certain conditions as set forth in the Contribution Agreement were satisfied by December 31, 2017. In exchange for each of these properties, the agreement stated the Company would issue to FCOP a number of duly authorized, fully paid and non-assessable shares of the Company’s common stock or Series A Convertible Preferred Stock, determined by dividing the $20 million agreed upon value of that contribution by the Per Share Value. The agreement stated that shares would be comprised entirely of shares of common stock if the issuance had been approved by the Company’s stockholders prior to the issuance thereof and would be comprised entirely of shares of Series A Convertible Preferred Stock if such approval had not yet been obtained.

Neither of these contributions were made as of December 31, 2017, at which time the Agreement was terminated.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company had determined in accordance with the updated guidance of ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business that the Amarillo property (an operating hotel) represented a business as it included an organized workforce with the necessary skills, knowledge and experience to perform the acquired process and an input that the workforce could develop or convert into output. However, it was determined that the Antigua property (a proposed resort) did not represent a business. Based on the above conclusion it was determined that the Amarillo property component was not required to be analyzed under the provisions of ASC 815-10 “Derivatives and Hedging” since such contract between an acquirer and a seller to enter into a business combination are scoped out from its provisions. As for the Antigua property it was determined that such future transaction did not constitute a derivative instrument in accordance with ASC 815-10 - Derivatives and Hedging as the net settlement criteria was not met. Further, the Company considered the provisions of Subtopic ASC 815-40 “Contracts in the Entity’s Own Equity” and determined that such contractual obligations cannot be considered as indexed to an entity’s own stock, as its settlement provisions are not based on a fixed monetary amount or a fixed amount of a debt instrument issued by the entity but rather on the fair value of the Antigua property which represents a real estate asset. Based on the terms of this component, (i.e. the fair value of the Antigua property and the fair value of the shares that the Company is obligated to issue for this asset), it was determined that such freestanding financial instrument represented a financial asset required to be measured upon initial recognition of at fair value. Subsequent to initial recognition the financial instrument (which might be a financial asset or a financial liability depending on the fair value of its settlement terms) is required to be re-measured at fair value, with changes in fair value reported in earnings (within the line item “Revaluation of asset contribution related financial instrument, net”).

Optional Contribution

FCREIT had the option to contribute either or both of two additional property interests valued at the agreed upon value of $66.5 million if certain conditions as set forth in the Contribution Agreement were satisfied by December 31, 2017. This third installment was optional in FCREIT’s sole discretion. As discussed below, the Contribution Agreement was terminated and this optional contribution did not take place.

In exchange for each of these properties, the Company would issue to FCOP a number of duly authorized, fully paid and non-assessable shares of the Company’s common stock or Series A Convertible Preferred Stock, determined by dividing an agreed upon value of $86,450 (130% of the value of the agreed upon value of $66,500) by the Per Share Value. The shares would be comprised entirely of shares of common stock if the issuance had been approved by the Company’s stockholders prior to the issuance thereof and would be comprised entirely of shares of Series A Convertible Preferred Stock if such approval had not yet been obtained. In addition, the Company would issue to FCOP a five year warrant (the “Warrant”) to purchase up to 25,000,000 shares of the Company’s common stock at an exercise price of $3.00 per share that would vest with respect to the number of underlying shares upon the achievement of the milestone specified in the Contribution Agreement. These optional contributions represented a potential liability to the Company as the number of shares and Warrants to be issued was fixed but the market value of the shares fluctuates. It is possible that the share price could have risen to a level that upon contribution of the properties causing the Company to give consideration that exceeded the fair value of the assets acquired. This would represent a potential liability to the Company and to quantify the liability the Company has used the Black Scholes formula. The Warrants also represented a potential liability in that the Company may be required to issues shares at $3 when the share price was significantly higher.

To estimate the fair value of the liability associated with optionality granted to FCOP as well as the warrant liability, management has used the Black Scholes option pricing formula. The key input in the calculation is the assumption of how volatile the Company stock was to be over the life of the option. The more volatile the Company is expected to be, the greater its potential liability. Future volatility is unknown, as such management had used a volatility proxy of 39.45% which equaled the average volatility of stocks in the Company’s forward looking peer group of real estate development at that time. After the calculation is performed, additional factors must be considered. It is possible that despite being economically rational to contribute the properties based on the Company stock price relative to the value of the optional properties, FCOP may not have the ability to contribute. Therefore a 50% discount was applied to the option value produced by the Black Scholes formula to arrive at final liability value for the optionality component. The Warrants received a further 50% discount as they contained a vesting schedule with milestones that must be achieved by FCOP once the property was contributed. With the expiration of the Contribution Agreement on December 31, 2017, the fair value of the liability was $0.

FC GLOBAL REALTY INCORPORATED

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

The consideration for the asset acquisition as of the Initial Date consists of the following:

Fair value of 879,234 shares of common stock (*)	$1,275
Fair value of 123,668 shares of Series A preferred stock (*)	4,483
Fair value of financial liability related to Optional contribution (**)	857
Fair value of Warrant (***)	1,925
Fair value of asset related to future mandatory asset contribution (***)	(4,175)
Fair value of assumed note payable on acquired asset	470
Transaction costs	283
Total consideration	$5,118

(*)	Fair value of Common shares based on quoted market price on date of transaction and fair value of preferred shares based on the number of Common shares to which they can be converted on the transaction date

(**)	Related to Optional Contribution

(***)	Related to Second Contribution

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

The allocation of aforesaid total consideration is as follows:

Investment properties	$2,055
Investment in other company	3,245
Less: Non-controlling interest (*)	(182)
Total assets acquired at fair value	$5,118

(*) Attributable to the 25% non-controlling membership interest in a limited liability company that owns a vacant land site located in Northern California.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The following table presents the combined activity in the Investment Properties and Investment in Other Company line items during the years ended December 31, 2018 and 2017:

Opening balance, January 1, 2017	$—
Purchasing of investment properties and investment in other company	5,118
Non-controlling interest	182
Impairment of investment in other company	(1,439)
Closing balance, December 31, 2017	$3,861
Purchase of investment property (*)	326
Depreciation of investment properties	(5)
Impairment of investment properties	(326)
Impairment of investment in other company	(1,455)
Closing balance, December 31, 2018	$2,401

(*) See also Ohio Medical Office building below.

During the years ended December 31, 2018 and 2017, depreciation expenses were $5 and $0, respectively.

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

As of December 31, 2017, neither the Second Contribution nor the Optional Contribution were made and the Contribution Agreement was terminated at that date. Consequently, as of December 31, 2017, the fair value of the asset contribution related to aforementioned financial instruments was reduced to $0. During the period from the closing of the Initial Date and until December 31, 2017, the Company has recognized a net loss as revaluation of the fair value of asset contribution related financial instruments in the total amount of $1,392.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Ohio Medical Office Building

In 2018, the Company’s subsidiary, RETPROP I, LLC, completed the acquisition, in cash, for $326, of a 7,738 square foot medical office building in Dayton, Ohio. The building’s former owner, and current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

Note 5

Property and Equipment, Net:

	December 31,
	2018	2017
Equipment, computer hardware and software	$—	$320
Furniture and fixtures	—	350
Leasehold improvements	—	112
	—	782
Accumulated depreciation and amortization	—	(777)
Total property and equipment, net	$—	$5

During the years ended December 31, 2018 and 2017, depreciation expenses were $2 and $297, respectively. As of December 31, 2018, the Company removed the remaining property and equipment from its Orangeburg, NY facility and recorded the net loss of $3 to general and administrative expenses for the year ended December 31, 2018.

Note 6

Accrued Compensation and Related Expenses:

	December 31,
	2018	2017
Accrued payroll and related taxes	$123	$453
Accrued vacation	22	14
Total accrued compensation and related expense	$145	$467

Note 7

Other Accrued Liabilities:

	December 31,
	2018	2017
Accrued taxes, including liability for unrecognized tax benefit, (see also Note 11)	$2,227	$2,512
Other accrued liabilities	599	394
Total other accrued liabilities	$2,826	$2,906

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Note 8

Notes Payable:

	December 31,
	2018	2017
Installment note	$454	$459
Short-term note	501	773
	955	1,232
Less: current portion	(506)	(778)
Notes payable, long-term	$449	$454

Following the Initial Closing of the Contribution Agreement (see also Note 5), the Company assumed an installment note dated April 7, 2015 made by FCOP in favor of George Zambelli in the original principal amount of $470 (the “Note”) and a Long Form Deed of Trust and Assignment of Rents dated April 7, 2015 between FCREI, as trustor, Fidelity National Title Company, as trustee and George Zambelli, as beneficiary which secures the Note. The Note carries a per annum interest rate of 8% which is payable on a monthly basis from the Initial Closing. As of December 31, 2018, the Note amounted to $454 ($449 out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

During 2017, the Company entered into a note for $1,325 with a previous vendor for payment of its outstanding liabilities. The note carries a per annum interest rate of 10%. Due to its reduced cash flow, the Company ceased payment under the note in July 2018 and the unpaid principal balance was $663 as of December 31, 2017.

Note 9

Commitments and Contingencies:

Leases

The Company has entered into a non-cancelable operating lease agreement for real property which expired on December 31, 2018. Rent expense was $91 and $188 for the years ended December 31, 2018 and 2017 respectively.

Litigation

Avalon

On January 12, 2018, the Company received a copy of a complaint, dated November 17, 2017, that was filed by Alpha Alpha, LLC in the Thirteenth Judicial District Court in the County of Valencia in the State of New Mexico against Avalon Jubilee, LLC, the holding company that owns the property in Los Lunas, New Mexico, HiTex, LLC, MCBB, LLC, Land Strategies, LLC, Ronald R. Cobb and John Does 1-5. The suit asked the court to, among other things, determine whether there have been unauthorized transfers of interest in Avalon Jubilee LLC; and declare who are the holders of interests in Avalon Jubilee LLC. Although the complaint did not name the Company or any of its subsidiaries or specifically question the Company’s interest in Avalon Jubilee LLC, it raised questions about whether the transfers of interest leading to the Company’s acquisition of its interest in Avalon Jubilee LLC (See Note 4) were properly made in accordance with the Avalon Jubilee operating agreement.

On April 27, 2018, the Company, and certain of its subsidiaries, entered into an agreement with Alpha Alpha LLC and Presidential Realty Corporation and certain of its subsidiaries, under which the Company’s subsidiary, First Capital Avalon Jubilee LLC, was recognized as a 17.9133% member in Avalon Jubilee, LLC, and the operating agreement and other documents were so amended to reflect that acknowledgement. In 2017, the Company recognized an impairment expense of $1,439 to account for its estimate of the impact that the described litigation may have on the operations and fair value of the underlying asset. The settlement and recognition of the Company’s ownership interest was viewed as a favorable outcome.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

JFURTI

The Company was a party to JFURTI, LLC, et al v. Suneet Singal, et al, filed in the United States District Court for the Southern District of New York. The suit named as defendants Suneet Singal, an officer of various First Capital companies as well as the Company’s former Chief Executive Officer and former member of the Company’s board of directors, Frank Grant and Richard Leider, board members of First Capital Real Estate Investments, LLC, First Capital Real Estate Advisors, LP, Presidential Realty Corporation, Presidential Realty Operating Partnership, Downey Brand LLP and the Company (under its previous name, PhotoMedex Inc.), as well as nominal derivative defendants FCREIT and FCOP. Mr. Leider is also on the board of directors of the Company.

A Motion to Dismiss this action was filed with the court on behalf of all defendants. On April 12, 2018, plaintiffs filed an Amended Complaint in this matter. Plaintiffs also filed a response to the defendants’ Motion. Defendants filed a Memorandum in support of their Motion to Dismiss as well as a response to the plaintiffs’ response to the Motion, addressing both the original and the Amended Complaint in those filings. On November 12, 2018, the Court granted defendants’ Motion to Dismiss this case in its entirety. As a result, this litigation has now concluded.

Suneet Singal

On September 21, 2018, Suneet Singal, the Company’s former Chief Executive Officer filed a suit against the Company and its transfer agent, Broadridge Corporate Issuer Solutions Inc., in the Supreme Court of New York for the County of New York. The suit alleges breach of contract, breach of good faith and, with regard to Broadridge, a violation of UCC Article 8-401, and demands the issuance and release to Mr. Singal of 1,000,000 shares of the Company’s Common stock, as well as other unspecified damages.

The Company entered into a Severance Agreement with Mr. Singal on December 22, 2017, as a result of which Mr. Singal resigned as the Company’s Chief Executive Officer effective January 2, 2018. Pursuant to the Severance Agreement, the Company agreed to issue 1,000,000 shares of common stock to Mr. Singal.

Under the Contribution Agreement, FCOP was to contribute certain properties to the Company. Mr. Singal was, at the time the Contribution Agreement was signed, a principal in FCOP and FCREIT, and continued to the Company’s knowledge to be a principal throughout his tenure as the Company’s Chief Executive Officer.

In January 2018, the Company learned of a suit filed in November 2017 by the holder of the majority interest in Avalon Jubilee, LLC. The suit was filed against the previous holders of the two interests and alleged that the right of first refusal contained in the operating agreement for Avalon Jubilee, LLC had not been honored, thereby not allowing the majority holder its option to purchase those interests. While the Company was not named in the suit, the suit did name several ‘John Does’ as defendants and cast doubt upon the legitimacy of the transfer of the interest in Avalon Jubilee, LLC to the Company. As a result of this discovery, the Company was required under accounting rules to write down its investment in Avalon Jubilee, LLC by about $1.4 million, and expended additional funds to enter into negotiations with the majority interest holder to resolve the Company’s ownership of its interest in Avalon Jubilee, LLC. On April 27, 2018, the Company and certain of its subsidiaries entered into an agreement with Alpha Alpha LLC and Presidential Realty Corporation and certain of its subsidiaries, under which the Company’s subsidiary, First Capital Avalon Jubilee LLC, was recognized as a 17.9133% member in Avalon Jubilee, LLC, and the operating agreement and other documents were so amended to reflect that acknowledgement.

Shortly after the Avalon matter was resolved, the Company discovered that one of the other properties transferred to it by FCOP, known as Greensands II, was not the property described in the documents underlying the transaction, including a draft appraisal used as part of the valuation determination for the stock issued to FCOP for the transaction. The property valued in that appraisal was actually a neighboring property once owned by FCOP and known as Greensands I; however the appraisal referred to it as Greensands II. The actual property transferred was significantly smaller than the property which the Company believed it was purchasing. A subsequent re-appraisal and re-valuation of the actual property received resulted in a write-down of the property’s value by $1.4 million. That adjustment required the Company to restate its 2017 financials as reported in its Annual Report on Form 10-K for the year ended December 31, 2017, and delayed by several days the filing of its Quarterly Report on Form 10-Q for the period ended March 31, 2018, resulting in the Company incurring significant additional accounting and legal fees for those filings.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

The Company’s Board of Directors reviewed these matters, as well as the fact that:

●	there were unpaid real estate taxes, of $51, associated with the transferred properties which were not paid by FCOP prior to the transaction, and which were not, under the terms of the Contribution Agreement, to be assumed by the Company, resulting in the Company being forced to pay those taxes rather than lose those properties to foreclosure by the taxing authorities;

●	a loan made by the Company to a company in FCREIT’s corporate group for $145, which was guaranteed by Mr. Singal, was never repaid;

●	Mr. Singal, despite being required by his employment agreement with the Company to work for the Company full-time, never achieved that status; and

●	certain properties transferred by FCOP to the Company were not in the condition expected by the Company as a result of the discussions before the transaction.

Upon completing its review, the Board determined that the award of shares to Mr. Singal under his Severance Agreement should be rescinded, noting that the Company had incurred significant and meaningful damages as a result of the various write-downs, non-payment of debts and taxes and other factors identified above. On December 18, 2018, the Company filed a counterclaim regarding such matters that included such damages.

The Company intends to defend itself vigorously against this suit. At this time, the amount of any loss, or range of loss, cannot be reasonably estimated as the cash has only been initiated and no discovery has been conducted to determine the validity of any claim or claims made by plaintiffs, and therefore the Company has not recognized any obligation to issue such shares. Therefore, we have not recorded any reserve or contingent liability related to these particular legal matters. However, in the future, as the case progresses, the Company may be required to record a contingent liability or reserve for these matters.

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

Other litigation, claims and assessments

The Company and certain subsidiaries are, have been and may be, involved in other miscellaneous litigation and legal actions, including product liability, consumer, commercial, tax and governmental matters, which can arise from time to time in the ordinary course of the Company’s business. The Company believes that these other litigation and claims will likely be resolved without a material effect on the Company’s consolidated financial position, results of operations or liquidity. However, litigation and legal actions are inherently unpredictable, and excessive verdicts can result in such situations. Although the Company believes it has or will have substantial defenses in these matters, it may, in the future, incur judgments or enter into settlements of claims that could have a material adverse effect on results of operations in a particular period.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Registration Rights Agreement under Remediation Plan

On September 24, 2018, in connection with the Remediation Agreement (as described in Note 5), the Company entered into a Registration Rights Agreement with OFI and Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (the “Note Holders”), pursuant to which the Company agreed to register all shares of common stock that may be issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock, as well as all other shares of the Company’s capital stock held by OFI (the “Registrable securities”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the date of the Registration Rights Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement was not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Registrable Securities may have under the Registration Rights Agreement or under applicable law, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (the “Investment Amount”), provided that, in no event will the Company be liable for liquidated damages in excess of 1.0% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the Registration Rights Agreement shall be 10% of the Investment Amount. Notwithstanding the foregoing, the filing and effective date deadlines above shall be extended during such time as the Company is actively pursuing a business combination involving the Company that is approved by each of OFI and the Note Holders. The Company did not file a registration statement to cover the shares under the Remediation Agreement, but instead, as result of the potential merger transaction (as described in Note 12) under which, inter alia, the Company intended to register all Registrable Securities through a registration statement on a Form S-4, and the subsequent Stock Purchase Agreement (as described in Note 12) the filing and effective date deadlines above are currently under. As the accounting for any obligations due under the Registration Rights Agreement falls under ASC 450 “Contingencies”, the Company will make provisions for any liabilities and record related expense, at which time the amount to be paid is probable and reasonably estimable. As of December 31, 2018, the management believes any amount to be paid is not probable and reasonably estimable.

The new Registration Rights Agreement replaced previous Registration Rights Agreements with OFI and the Note Holders. Consequently, OFI and the Note Holders waived their rights to liquidated damages in connection with the late filing and in connection with the effectiveness deadline for previous registration statements.

Services Agreement

On September 24, 2018, in connection with the Remediation Agreement, the Company entered into a services agreement (the “Services Agreement”) with the Note Holders, pursuant to which each of the Note Holders agreed to provide certain services to the Company and/or its subsidiaries in exchange for certain cash payments set forth in the Services Agreement. Under the Services Agreement, the Company ultimately made cash payments to Dr. Dolev Rafaeli, Dennis M. McGrath and Yoav Ben-Dror in the amount of approximately $21, $7, and $10, respectively, per month until December 31, 2018, provided that such cash payments to Dr. Rafaeli and Mr. McGrath were made bi-monthly in accordance with the Company’s payroll practices.

In addition to the cash payments, the Services Agreement provided that Dr. Dolev Rafaeli and Dennis M. McGrath continued to receive the employee benefits that they were currently receiving through December 31, 2018, including existing health and disability benefits, and for so long after December 31, 2018 as they continued to provide the services described in the Services Agreement. After December 31, 2018 and once Dr. Dolev Rafaeli and Dennis M. McGrath no longer provide such services, as previously agreed in their employment agreements with the Company, they will receive COBRA coverage for a period of 18 months, to be fully paid for, or reimbursed to, Messrs. Rafaeli and McGrath, by the Company.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Amended and Restated Separation Agreement

On February 12, 2018, the Company entered into an Amended and Restated Separation Agreement with Mr. Stephen Johnson, its former Chief Finance Officer, pursuant to which the Company has agreed to pay Mr. Johnson an amount of $123 in 11 installments as follows: the first six installments of $10 each, and the following five installments of $12.5 each. The first payment was made on February 15, 2018, and subsequent payments are to be made on or before the 15th day of each succeeding month, with the final installment to be paid on or before December 15, 2018. The Company also agreed to provide a health (medical, dental and/or vision) insurance reimbursement payment for Mr. Johnson and his family, for a period of 11 months, in the agreed upon amount of $3 per month. The Company didn’t make all of the installment payments during 2018 and as such s of December 31, 2018, the balance payable amounted to $78 to Mr. Johnson is included in accrued compensation and related expenses.

In addition, the Company agreed to issue to Mr. Johnson 271,000 shares of the Company’s common stock six months after the date of the agreement. In August 2018, the aforesaid shares were issued to Mr. Johnson in the amount of $87, representing a share price of approximately $0.32.

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

Note 10

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

Convertible Series A Preferred Stock

The terms of the Convertible Series A Preferred Stock were governed by a certificate of designation (the “Series A Certificate of Designation”) filed by the Company with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, the Company designated 3,000,000 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock.” The Company issued 123,668 shares of Convertible Series A Preferred Stock in connection with the Contribution Agreement. A total of 27,898 shares remained outstanding as of December 31, 2018, but were converted in January 2019 into 697,450 shares of the Company’s common stock based on the conversion rate that was in effect at that time (see also Note 12). On February 26, 2019, the Series A Certificate of Designation was withdrawn.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Following is a summary of the material terms of the Series A Convertible Preferred Stock:

■	Dividends. Except for stock dividends or distributions for which adjustments are to be made, holders were entitled to receive dividends on shares of Convertible Series A Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when, as and if such dividends are paid on shares of the common stock. No other dividends were payable on shares of Convertible Series A Preferred Stock.
■	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders were entitled to receive out of the assets, whether capital or surplus, of the Company, after the liquidation preferences relating to the other series of the Company’s preferred stock, the same amount that a holder of common stock would receive if the Convertible Series A Preferred Stock were fully converted (disregarding for such purposes any conversion limitations) to common stock which amounts were payable pari passu with all holders of common stock.
■	Voting. Except as otherwise provided in the Series A Certificate of Designation or as otherwise required by law, the Convertible Series A Preferred Stock had no voting rights. However, as long as any shares of Convertible Series A Preferred Stock were outstanding, the Company could not, without the affirmative vote of the holders of a majority of the then outstanding shares of the Convertible Series A Preferred Stock, (a) alter or change adversely the powers, preferences or rights given to the Convertible Series A Preferred Stock or alter or amend the Series A Certificate of Designation, (b) amend the Company’s articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (c) increase the number of authorized shares of Convertible Series A Preferred Stock, or (d) enter into any agreement with respect to any of the foregoing.
■	Conversion. Each share of Convertible Series A Preferred Stock was convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing $62.9575 by the Conversion Price. The Conversion Price for the Series A Convertible Preferred Stock is equal to $2.5183, subject to adjustment as described in the Series A Certificate of Designation.

Redeemable Convertible Series B Preferred Stock

The terms of the Redeemable Convertible Series B Preferred Stock were governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on December 22, 2017, as supplemented by that certain supplemental agreement, dated April 20, 2018, between the Company and OFI (the “Supplemental Agreement”), which clarified certain voting and conversion limitations with respect to the Series B Preferred Stock in response to comments from the staff of NASDAQ. Pursuant to the Series B Certificate of Designation, the Company designated 15,000,000 shares of the Company’s preferred stock as “Series B Preferred Stock”. As more fully described below, the Company issued total of 3,825,000 shares of Redeemable Convertible Series B Preferred Stock in connection with a OFI Purchase Agreement during 2017 and 2018. On September 24, 2018, all shares of Series B Preferred Stock were cancelled in conjunction with the entry into the Remediation Agreement described below. All such shares have been converted into another series of the Company’s Preferred Stock as of December 31, 2018. On September 25, 2018, the Series B Certificate of Designation was withdrawn, and as a result, no shares of Series B Preferred stock are authorized.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Following is a summary of the material terms of the Redeemable Convertible Series B Preferred Stock:

■	Dividends. Holders of shares of Redeemable Convertible Series B Preferred Stock were entitled to receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on the Company’s outstanding common stock at the per annum rate of 8% of the Series B Original Issue Price (as defined below). Dividends on each share of Series B Preferred Stock were to accrue daily and be cumulative from December 22, 2017 (the “Series B Original Issue Date”) and were to be payable upon the occurrence of any voluntary or involuntary liquidation, dissolution or winding up of the Company (a “Liquidation Event”), a conversion or a redemption. The “Series B Original Issue Price” was equal to $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Redeemable Convertible Series B Preferred Stock. Holders were also entitled to receive dividends on shares of Redeemable Convertible Series B Preferred Stock equal (on an as-if-converted-to-common-stock basis regardless of whether the Redeemable Convertible Series B Preferred Stock is then convertible or otherwise subject to conversion limitations) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of the common stock.
■	Liquidation. In the event of (i) a Liquidation Event or (ii) a merger or consolidation (other than one in which the Company’s stockholders own a majority by voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the Company’s assets (a “Deemed Liquidation Event”), the holders of shares of Redeemable Convertible Series B Preferred Stock then outstanding were entitled to be paid out of the Company’s assets available for distribution to stockholders before any payment shall be made to the holders of common stock, Series A Convertible Preferred Stock or any other class of securities authorized that is specifically designated as junior to the Redeemable Convertible Series B Preferred Stock (the “Junior Securities”) by reason of their ownership thereof, but - pari passu - with the holders of shares of any class of securities authorized that is specifically designated as - pari passu - with the Redeemable Convertible Series B Preferred Stock (the “Parity Securities”) on a pro rata basis, an amount per share equal to the Series B Original Issue Price, plus any accrued dividends thereon. If upon any such Liquidation Event or Deemed Liquidation Event, the Company’s assets available for distribution to stockholders shall be insufficient to pay the holders of shares of Redeemable Convertible Series B Preferred Stock the full amount to which they shall be entitled and the holders of Parity Securities the full amount to which they shall be entitled, the holders of shares of Redeemable Convertible Series B Preferred Stock and the holders of shares of Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full. Upon a Liquidation Event or a Deemed Liquidation Event, in the event that following the payment of such liquidation preference the Company shall have additional cash and other assets of available for distribution to stockholders, then the holders of shares of Redeemable Convertible Series B Preferred Stock shall participate pari passu with the holders of shares of Parity Securities and Junior Securities based on the then current conversion rate (disregarding for such purposes any conversion limitations) with respect to all remaining distributions, dividends or other payments of cash, shares or other assets and property of the Company, if any.
■	Voting Rights. On any matter presented to the Company’s stockholders for their action or consideration, each holder of Redeemable Convertible Series B Preferred Stock was entitled to cast the number of votes equal to the quotient of the aggregate investment amount invested to purchase Series B Preferred Stock divided by $1.12, the market value of the Company’s common stock on December 21, 2017, or approximately 0.893 votes per share (subject to certain conversion limitations described below). Except as provided by law or by the other provisions of the Series B Certificate of Designation, the holders were entitled to vote together with the holders of shares of common stock as a single class. However, as long as any shares of Redeemable Convertible Series B Preferred Stock are outstanding, the Company could not, without the affirmative vote of the holders of a majority of the outstanding shares of Redeemable Convertible Series B Preferred Stock (the “Requisite Holders”), (i) issue any class of equity securities that is senior in rights to the Redeemable Convertible Series B Preferred Stock, (ii) issue any Parity Securities, (iii) alter or change adversely the powers, preferences or rights given to the Redeemable Convertible Series B Preferred Stock or alter or amend the Series B Certificate of Designation, (iv) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of Redeemable Convertible Series B Preferred Stock, (v) except pursuant to the redemption provisions of Parity Securities, redeem any shares of preferred stock or common stock (other than pursuant to employee or consultant agreements giving the Company the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by the board of directors), or (vi) enter into any agreement with respect to any of the foregoing.

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

In the light of the above, on May 31, 2018, 1,869,663 shares of the Series B Preferred Stock along with pro-rata accrued dividends of $66 were considered under accounting rules to be automatically converted into 2,965,301 shares of common stock. As a result of this conversion, an amount of $2,553 (representing the relative amount of the portion of Series B Preferred Stock that were converted) was transferred from Redeemable Convertible Preferred Stock Series B account into common stock and additional paid-in capital.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Convertible Series C Preferred Stock

The terms of the Series C Preferred Stock were governed by a certificate of designation (the “Series C Certificate of Designation”) filed by the Company with the Nevada Secretary of State on September 24, 2018. Pursuant to the Series C Certificate of Designation, the Company designated 7,485,627 shares of its preferred stock as Series C Preferred Stock. The Company issued 7,485,627 shares of Convertible Series C Preferred Stock in connection with the Remediation Agreement, Those shares were converted to common stock following approval of the Remediation Agreement by the stockholders at the Company’s Annual Meeting on November 29, 2018. On December 28, 2018, the Series C Certificate of Designation was withdrawn, and as a result, no shares of Series C Preferred stock are authorized.

Following is a summary of the material terms of the Series C Preferred Stock:

■	Dividends. Except for stock dividends or distributions for which adjustments are to be made pursuant to the Series C Certificate of Designation, holders of Series C Preferred Stock were entitled to receive, and the Company was to pay, dividends on shares of Series C Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends are paid on shares of common stock. No other dividends were to be paid on shares of Series C Preferred Stock.
■	Liquidation. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), holders of Series C Preferred Stock were entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series C Preferred Stock have been fully converted to common stock immediately prior to such Liquidation, which amount was to be paid to the holders of Series C Preferred Stock pari passu with all holders of Series D Preferred Stock and in preference to the holders of common stock.
■	Voting Rights. Except as provided by law or by the other provisions of the Series C Certificate of Designation, the holders of Series C Preferred Stock had no voting rights.
■	Conversion. On the date on which stockholder approval with respect to the Remediation Agreement and the transactions contemplated thereby was obtained (the “Conversion Date”), each share of Series C Preferred Stock would automatically converted into such number of fully paid and non-assessable shares of common stock as was determined by dividing $1.00 by the conversion price in effect on the Conversion Date. The conversion price was initially equal to $1.00, subject to adjustment as described in the Series C Certificate of Designation.
■	Redemption. The Series C Preferred Stock was not redeemable.

Convertible Series D Preferred Stock

The terms of the Series D Preferred Stock are governed by a certificate of designation (the “Series D Certificate of Designation”) filed by the Company with the Nevada Secretary of State on September 24, 2018. Pursuant to the Series D Certificate of Designation, the Company designated 9,294,414 shares of its preferred stock as Series D Preferred Stock. The Company issued 6,525,182 shares of Convertible Series D Preferred Stock in connection with the Remediation Agreement. Those shares were converted to common stock following approval of the Remediation Agreement by the stockholders at the Company’s Annual Meeting on November 29, 2018. On December 28, 2018, the Series D Certificate of Designation was withdrawn, and as a result, no shares of Series D Preferred stock are authorized.

Following is a summary of the material terms of the Series D Preferred Stock:

■	Dividends. Holders of shares of Series D Preferred Stock were to receive cumulative dividends, pro rata among such holders, prior to and in preference to any dividend on outstanding common stock at the per annum rate of 8% of the Stated Value (as defined below). Dividends on each share of Series D Preferred Stock would accrue daily and be cumulative from and including the date of issuance thereof and were to be payable upon the occurrence of a Liquidation or a conversion. The “Stated Value” was to mean $1.00 per share, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the Series D Preferred Stock. Holders were also entitled to receive dividends on shares of Series D Preferred Stock equal (on an as-if-converted-to-common-stock then convertible) to and in the same form as dividends actually paid on shares of common stock when, as and if such dividends were paid on shares of the common stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

■	Liquidation. Upon a Liquidation, holders of Series D Preferred Stock were entitled to receive out of the assets, whether capital or surplus, of the Company the same amount that a holder of common stock would receive if the Series D Preferred Stock were fully converted to common stock immediately prior to such Liquidation, which amount was to be paid to the holders of Series D Preferred Stock pari passu with all holders of Series C Preferred Stock and in preference to the holders of common stock.
■	Voting Rights. Except as provided by law or by the other provisions of the Series D Certificate of Designation, the holders of Series D Preferred Stock had no voting rights. However, as long as any shares of Series D Preferred Stock were outstanding, the holders of Series D Preferred Stock had the right to prohibit or veto the Company from entering into any agreement or taking any action with respect to (i) a Change in Control Transaction (as defined below) or (ii) the issuance any equity securities or equity-linked securities at a price per share below $0.6505, subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock. The Company was to notify the holders of Series D Preferred Stock at least 20 days in advance of the events described above and the holder was to exercise its veto right by notifying the Company in writing within 15 days after the receipt of such notice that it was exercising its veto right to prohibit such agreement from being entered into or action from being taken. A “Change in Control Transaction” meant the acquisition by any person of beneficial ownership of more than 50% (on a fully diluted basis) of either (i) the then outstanding shares of common stock, taking into account as outstanding for this purpose such common stock issuable upon the exercise of options or warrants, the conversion of convertible stock or debt, and the exercise of any similar right to acquire such common stock or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors.
■	Conversion. On the Conversion Date, each share of Series D Preferred Stock, plus accrued, but unpaid, dividends thereon (the “Aggregate Preference Amount”), was to automatically converted into such number of fully paid and non-assessable shares of common stock as was determined by a formula (computed on the Conversion Date) (i) the numerator of which was equal to the Aggregate Preference Amount and (ii) the denominator of which was equal to the conversion price. The conversion price was initially equal to $1.00, subject to adjustment as described in the Series D Certificate of Designation.
■	Redemption. The Series D Preferred Stock was not redeemable.

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

On December 22, 2017 (the “Initial Date”), the Company and OFI completed the first closing under the OFI Purchase Agreement, pursuant to which OFI exercised a portion of the Option and provided $1,500 to the Company in exchange for 1,500,000 Series B Shares. On January 24, 2018 (the “Second Date”), the Company and OFI completed a second closing under the OFI Purchase Agreement, pursuant to which OFI provided $2,225 to the Company in exchange for 2,225,000 Series B Shares. On August 24, 2018 (the “Third Date”), the Company and OFI completed a third closing under the OFI Purchase Agreement, pursuant to which OFI provided $100 to the Company in exchange for 100,000 Series B Shares.

Under ASC 480, “Distinguishing Liabilities from Equity”, since the Series B Shares had conditional redemption provisions which are outside of the control of the Company and also contained a deemed liquidation preference, the Series B Shares were classified as mezzanine financing at the Initial Date at the residual amount, which was the difference between the total proceeds received and the fair value of the Option. Subsequently, changes in the redemption value were accreted over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method. Changes in the redemption value were considered to be changes in accounting estimates.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

Under ASC 480, the aforementioned right granted to OFI to further invest in the Company represented a written call Option which was considered freestanding, as the Company believed it was legally detachable and separately exercisable. As the option was exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value and recorded as a non-current financial liability on the consolidated balance sheet. Excess of the initial value of the option liability over the proceeds received was charged immediately into the consolidated statement of comprehensive loss as financing expenses in the fourth quarter of 2017. The Option was marked to market in each reporting period until it was exercised or expired, as earlier, with changes in the fair value of the Option charged into the statement of comprehensive income or loss. For the year ended December 31, 2018, the Company recorded income in the total amount of $3,288 due to revaluation of Option to purchase Series B Shares.

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

In conjunction with the Second Date, OFI partially exercised the written call option present in the OFI Purchase Agreement and therefore upon exercise, the pro-rata share of this liability amounting to $677 was reclassified in the condensed consolidated balance sheet from Option to purchase Series B Shares into Series B Shares, during the three months ended March 31, 2018. On the Second Date, each Series B Share (exclusive of dividends) was convertible into 1.24789 shares of common stock valued at $1.00 per share. Because of reclassification of the exercised written call option together with cash amount received, there was no additional BCF measured.

In conjunction with the Third Date, OFI partially exercised the written call option present in the OFI Purchase Agreement and therefore upon exercise, the pro-rata share of this liability amounting to $4 was reclassified in the condensed consolidated balance sheet from Option to purchase Series B Shares into Series B Shares, during the year ended December 31, 2018. On the Third Date, each Series B Share (exclusive of dividends) was convertible into 1.24789 shares of common stock valued at $1.00 per share. Because of reclassification of the exercised written call option, there was no additional BCF measured.

The fair value of the Option was based on management estimates and values derived from a calculation to provide an approximate indication of value. The fair value of Option was estimated at each reporting and exercise date, including, December 31, 2017, January 24, 2018, August 30, 2018 and September 24, 2018 (the date of cancellation of the option as described below) by using hybrid method that includes scenario of conversion and scenario of liquidation and the Black-Scholes option pricing model. In the first scenario, the Series B Preferred Stock price applied in the model was assumed based on the as-converted price on the date of estimation. Expected volatility was estimated by using a group of peers in the real estate development, homebuilding and income-producing properties sectors, and applying a 75% percentile ranking based on the total capitalization of the Company. In the second scenario, the Option was estimated based on the value of the Option in a proposed liquidation scenario. A probability weighting was applied to determine the expected value of the Option. The Company measured the fair value of the Option on a recurring basis in accordance with ASC 820, “Fair Value Measurement and Disclosures” (primary inputs classified at level 3).

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

The following tabular presentation reflects the activity in the fair value of Option to purchase Series B Shares during the years ended December 31, 2018 and 2017 -

	For the year ended December 31,
	2018	2017

Opening balance, January 1	$4,390	$—
Recognition of written call Option as a discount of Series B Shares	—	1,500
Partial exercise of Series B Shares written call option	(681)	—
Revaluation of option to purchase Series B Shares	(3,288)	2,890
Extinguishment of option to purchase Series B Shares (*)	(421)	—

Closing balance, December 31	$—	$4,390

(*)	On September 24, 2018, the OFI Purchase Agreement was superseded by the Remediation Agreement entered into with OFI and Note Holders. Consequently, the option to purchase Series B Shares has been extinguished, as described below in more details.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

In the absence of voluntary conversion and assuming no breaches as described above under “Redemption,” the Series B Shares would have automatically converted on May 31, 2018. As such, accretion adjustments to the carrying amount of the Series B Shares to the automatic conversion date of May 31, 2018 were recorded as deemed dividends in the amount of $177. In addition, the Company did not obtain shareholder approval by March 31, 2018 and therefore, the then outstanding Series B Shares became redeemable at the option of OFI. That OFI Purchase Agreement has been superseded by the Remediation Agreement entered into with OFI on September 24, 2018. As a result, the Series B Convertible Preferred Stock has been withdrawn, and shares of Series D Convertible Preferred Stock were issued as a replacement. Activity in the account redeemable convertible preferred stock Series B for the year ended December 31, 2018, is outlined in the below table -

	December 31,
	2018	2017

Opening balance, January 1	$87	$—
Proceeds from issuance of Series B Shares	2,325	1,500
Recognition of written call Option as a discount of Series B Shares	—	(1,500)
Accretion of Series B Shares to redemption value	2,001	—
Partial exercise of Series B Shares written call option at the Second Date and Third Date	681
Conversion of Series B Shares into Common Stock (*)	(2,553)	—
Amortization of discount	—	84
Dividend on Series B Shares	177	3
Cancellation of Series B Shares in exchange for Series D Preferred Stock (**)	(2,718)	—

Closing balance, December 31	$—	$87

(*) Under the OFI Purchase Agreement, the Series B Preferred Stock, up to the stated limits, would automatically convert to the Company’s common stock on May 31, 2018. Consequently, 1,869,663 shares of Series B Preferred Stock held by OFI have been recorded as converted into 2,965,301 shares, or 19.99% of the then 11,868,619 outstanding shares of common stock as of May 31, 2018, which is the applicable conversion date under the OFI Purchase Agreement. The then remaining 1,855,337 unconverted shares of the Series B Preferred Stock remained as mezzanine and accrued a preferred dividend until September 24, 2018, when the Series B shares were withdrawn and Series D preferred shares were issued in replacement, as described below in more details.

(**) On September 24, 2018, the OFI Purchase Agreement was superseded by the Remediation Agreement entered into with OFI and Note Holders. Consequently, the Series B Shares have been withdrawn and Series D Shares were issued in replacement, as described below in more details.

Cancellation and Exchange Agreement

On April 20, 2018, the Company and OFI entered into a Cancellation and Exchange Agreement (the “Exchange Agreement”), pursuant to which OFI agreed to provide an additional $2,000 to the Company in exchange for 2,000,000 shares of the Company’s Series B Preferred Stock, subject to certain conditions set forth in the Exchange Agreement, including, among other things, the cancellation of 95,770 shares of the Company’s Series A Preferred Stock held by OFI in exchange for 5,382,274 shares of the Company’s common stock. Under the Exchange Agreement, closing of this additional investment, including cancellation discussed above, would occur promptly following the filing of a definitive information statement on Schedule 14C with the SEC and mailing the stockholders of the Company, and in any event within 3 days thereafter. However, on September 24, 2018, the Exchange Agreement was terminated by the Remediation Agreement.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

On December 22, 2017, the Company entered into a Stock Grant Agreement with the Note Holders to (i) cause the early conversion of the Payout Notes into an aggregate of 5,628,291 shares of common stock (the “Payout Shares”), (ii) effectuate the release of all security interests associated with the Payout Notes, (iii) provide for the issuance of an aggregate of 1,857,336 additional shares of common stock to the Note Holders as consideration for the various agreements of the Note Holders contained in the Stock Grant Agreement (the “Additional Shares”), (iv) provide for certain cash payments to the Note Holders in amounts equal to the interest payments that would have been made to the Note Holders absent the conversion of the Payout Notes, (v) obtain the agreement of the Note Holders to provide certain support services to the Company, and (vi) obtain the conditional resignation of certain of the Note Holders from the board of directors. Accordingly, the Payout Notes were deemed paid in full.

Pursuant to the Stock Grant Agreement, the Company ultimately made 12 monthly payments on the first of each month commencing on January 1, 2018 in the amounts of approximately $21, $7 and $10 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively. Such cash payments were consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement. The Company was required to issue the Additional Shares promptly, but in any event within 10 days after the Company obtained stockholder approval of such issuance. Such stockholder approval was not obtained. However, the Stock Grant Agreement was terminated in connection with the Remediation Agreement.

Remediation Agreement

On September 24, 2018 (the “Exchange Date”), the Company entered into the Remediation Agreement with OFI and the Note Holders, pursuant to which inter alia the following have been determined -

1.	The Stock Grant Agreement was terminated, the Payout Shares were cancelled, and the Company issued to the Note Holders an aggregate of 7,485,627 shares of newly-designated Series C Preferred Stock in exchange for 5,628,291 shares of common stock.
2.	The OFI Purchase Agreement (subject to the survival of certain provisions identified in the Remediation Agreement), the Supplemental Agreement and the Exchange Agreement were terminated and 3,825,000 shares of the Series B Stock issued to OFI were cancelled and the Company issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock. In addition, in conjunction with the exchange of OFI’s existing Series B Preferred Stock for Series D Preferred Stock, the option for OFI to purchase future Series B Preferred Stock up to aggregate amount of $15 million has been cancelled but OFI agreed to purchase $100 of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, commencing on September 30, 2018, until it has purchased an aggregate of $500 of shares of Series D Preferred Stock, provided that, upon closing of any material business combination involving the Company that is approved by OFI, OFI agreed to purchase an additional $1,500 of shares of Series D Preferred Stock at a price of $0.65 per share. Notwithstanding the foregoing, from and after the date that stockholder approval of the conversion of shares issued under Remediation Agreement has been obtained, instead of purchasing shares of Series D Preferred Stock, OFI agreed to purchase shares of common stock at a price of $0.65 per share. On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock. On October 31, 2018, a second closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock. On November 29, 2018, a third closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of common stock. On December 31, 2018, OFI agreed, notwithstanding the investment schedule set forth in the Remediation Agreement, to provide the remaining funds to the Company, and the parties completed a final closing under the Remediation Agreement, pursuant to which OFI provided $1.6 million to the Company in exchange for 2,461,538 shares of common stock.
3.	The Company was required, as promptly as possible following the date of the Remediation Agreement (and in no event later than 30 days thereafter), to prepare and file a preliminary proxy statement relating to stockholder approval of the issuance of common stock upon conversion of all shares of Series C Preferred Stock and Series D Preferred Stock issued under the Remediation Agreement. The preliminary proxy statement was filed on September 27, 2018. The final proxy statement was filed on October 25, 2018 and mailed to the Company’s stockholders on or about October 31, 2018. A stockholder meeting to approve this matter was held on November 29, 2018, at which the stockholders approved to the Remediation Agreement. As a result on November 29, 2018, all shares of Series D Preferred Stock issued to OFI were converted into 6,619,483 shares of common stock and all shares of Series C Preferred Stock issued to the Note Holders were converted into 7,485,627 shares of common stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

4.	On September 24, 2018, in connection with the Remediation Agreement, the Company entered into the Registration Rights Agreement with OFI and the Note Holders.

In accordance with ASC 480-10-S99, since the Series C Preferred Shares and Series D Preferred Shares had no conditional (outside of the control of the Company) or mandatory redemption provisions, the Series C Preferred Stock and Series D Preferred Stock were classified as part of the stockholders’ equity on the Company’s Consolidated Balance Sheet. Based on such determination and due to the economic characteristics and risks of the Preferred Stock, based on their stated or implied substantive terms and features, Series C and Series D Preferred Stock were considered as more akin to equity than debt.

Accordingly, it was determined that the economic characteristics and the risks of the embedded conversion option to common stock and those of the Series C and Series D Preferred Stock themselves (the ‘host contract’) were clearly and closely related. As a result, the embedded conversion feature was not required to be bifurcated.

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

In addition, the Remediation Agreement with OFI constitutes a firm forward purchase contract for an amount of $500 at $0.65 per share and an additional contingent purchase commitment of $1,500 in the event of a material business combination. Based on its terms (the fixed share price and number of shares) it was determined that the forward contract meets the scope exception requirements for derivative treatment under ASC 815 and therefore it is classified as an equity instrument.

At the Exchange Date, in conjunction with the Remediation Agreement, the Note Holders’ common stock was exchanged for issuance of Series C Preferred Stock, OFI’s existing Series B Preferred Stock were exchanged in consideration for issuance of Series D Preferred Stock and the remaining portion of the Option for OFI to purchase future Series B Preferred Stock up to aggregate amount of $15 million had been cancelled for the future commitment of OFI to invest up to aggregate amount of $2,000.

If a preferred share has characteristics that cannot be reliably assessed using the cash flow model in ASC 470-50, it is evaluated using another quantitative model, such as the fair value model or based on an analysis of the significance of any contractual terms added, contractual terms removed, and changes to existing contractual terms. In such analysis the issuer considers, among others critical terms such as a change in the liquidation preference order/priority (including the determination whether the classification of the instrument has changed from mezzanine to equity or to liability vice versa), voting rights, or conversion ratio. In addition, the issuer considers the business purpose for the changes and how the changes may influence the economic decisions of the investor, if any.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Based on an analysis of the significance of the contractual terms added, contractual terms removed, and changes to existing contractual terms of the preferred stock, which considered, among others the change in the liquidation preference order/priority (mostly the classification change from mezzanine to equity) and the removal of voting rights, it was determined that the exchange should be accounted for as an extinguishment of the original financial instruments involved and an issuance of new instruments. At the Exchange Date, the fair value of the 7,485,627 shares of Series C Preferred Stock was $1,797. Such amount relates to the 5,628,291 shares of common stock that were exchanged, which the fair value was $1,351 and the difference of $446 was accounted for as a deemed dividend. Also, at the Exchange Date, the total fair value of consideration which was paid by the Company (i.e. the 6,217,490 shares of Series D Preferred Stock less the fair value of the firm forward purchase contract which was determined to be favorable for the Company) amounted to an aggregate amount of $325 which was allocated to the instruments that have been cancelled/exchanged based on their relative fair values as determined by the Company’s management. The fair value of the instruments that have been cancelled/exchanged amounted to $3,911 as follows: 1) the 3,825,000 shares of Series B Preferred Stock was $3,431; 2) the option to purchase Series B Preferred Stock has been marked to market at the total amount of $421 and 3) the registration rights liability was $59. Therefore, an amount of $285 out of the above consideration was allocated to the Series B Preferred Stock and accordingly, the difference between such amount and the carrying amount of the Series B Preferred Stock at the exchange date was accounted for as an additional deemed dividend in the Statement of Changes in Shareholders’ Equity (Deficit). The remaining amount of $40 was allocated to the financial liability in connection with the option to purchase Series B Preferred Stock and the registration rights liability and accordingly, the difference between such amount and the carrying amount of the option to purchase Series B Preferred Stock and the registration rights liability at the exchange date of $440 was recorded as separate line in the consolidated statement of comprehensive loss.

Restricted Stock

On June 20, 2018, the Company’s board of directors approved an employment agreement with the current Chief Executive Officer, pursuant to which the Company agreed to issue 400,000 shares of common stock that will be vest over a 3-year period. One-third of the shares issued shall vest on each of the first anniversary and the two ensuing anniversaries of the date of execution of the employment agreement. The foregoing notwithstanding, the Chief Executive Officer shall fully vest in all of the shares if the Chief Executive Officer’s employment with the Company shall terminate upon the occurrence of a Change in Control as defined in the employment agreement. The closing price of the Company’s share at June 20, 2018 is $0.47 and therefore the overall expenses to be recorded amounted to $188. For the period commencing June 20, 2018 through December 31, 2018, the Company recorded an expense of $58 as part of the general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. Issuance of these shares was subject to stockholder approval of the Company’s 2018 Equity Incentive Plan which was obtained at the 2018 annual meeting on November 29, 2018.

Issuance of Common Stock

As discussed in Note 9, on August 12, 2018, the Company issued 271,000 fully vested non-forfeitable shares of common stock to Mr. Johnson (the former Chief Financial Officer of the Company) in the amount of $87, representing a price per share of $0.32.

The Company issued 222,222 fully vested non-forfeitable shares of common stock as payment of a retainer fee to the Company’s legal consultant. The shares were valued at $16 based upon the Company’s closing price per share on the date of issuance, which was $0.074.

The Company also issued a total of 12,962,450 shares of common stock to OFI upon (a) the conversion of its Series D Preferred Stock on November 29, 2018 following approval of the Remediation Agreement by the Company’s stockholders; (b) the conversion by OFI on December 27, 2018 of the 95,770 shares of Series A Convertible Preferred Stock it purchased from FCOP; (c) contribution by OFI to the Company of an additional $100 on November 29, 2018; and (d) contribution by OFI to the Company of an additional $1,600 on December 28, 2018.

The Company issued 7,485,627 shares of common stock to the Note Holders upon the conversion of its Series C Preferred Stock on November 29, 2018 following approval of the Remediation Agreement by the Company’s stockholders.

FC GLOBAL REALTY INCORPORATED

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

Common Stock Options

In January 2018, the Company issued 100,000 options to Vineet P. Bedi, then its Chief Executive Officer; and 47,088 options to Matthew Stolzar, then its Chief Financial Officer. The options vested ratably over a three-year period; or immediately upon a change of control of the Company. The options remained exercisable for ninety days following the termination of either officer’s employment. Both Mr. Bedi and Mr. Stolzar resigned from the Company effective June 22, 2018. The options granted to both officers therefore had lapsed by the end of the third quarter of 2018.

On April 18, 2018, the Company’s Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which provides for grants of restricted stock, stock options and other forms of incentive compensation to officers, employees, directors and consultants. The Company is authorized to issue up to 5,000,000 shares of common stock under the 2018 Plan. The 2018 Plan became effective upon its approval by the stockholders on November 29, 2018. The Company’s previous plans, the Amended and Restated 2000 Non-Employee Director Stock Option Plan and the Amended and Restated 2005 Equity Compensation Plan, are no longer active. As of December 31, 2018, there are 77,390 options remaining from the prior inactive plans.

A summary of stock option transactions under the plans during the years ended December 31, 2018 and 2017 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (*)
				$
Outstanding at January 1, 2017	134,150	$85.22	4.3		—
Granted	—	—	—		—
Exercised	—	—	—		—
Expired/cancelled	(54,260)	(91.43)	—		—
Outstanding at December 31, 2017	79,890	94.51	3.3		—
Granted	147,088	0.98	9.5		—
Exercised	—	—	—		—
Expired/cancelled	(149,588)	(0.98)	—		—
Outstanding at December 31, 2018	77,390	$95.27	3.3		$—
Exercisable at December 31, 2018	77,390	$95.27	3.3		$—

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount is impacted by the changes in the fair value of the Company’s shares.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The total equity-based compensation expense related to the Company’s equity-based awards, recognized during the year ended December 31, 2018 was $76 ($58 out of which related to restricted shares granted to the Company’s Chief Executive Officer in June 2018). The total equity-based compensation expense related to all of the Company's equity-based awards, recognized during the year ended December 31, 2017, as part of the discontinued operations was $69. In addition, during the year ended December 31, 2017, an amount of $2,364 was recorded as general and administrative expenses as part of continuing operation.

As of December 31, 2018, there was $130 of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized over a weighted-average period of 2.5 years. Following the completion of the stock purchase transaction described in Note 12, such compensation will be accelerated.

Note 11

Income Taxes:

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, reducing the U.S. federal corporate tax rate from 34% to 21%; eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized; creating a new limitation on deductible interest expense; changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and changing limitations on the deductibility of certain executive compensation.

With regards to the Tax Act impact on the tax provision as it relates to the Company for the year-ended December 31, 2017, the Company has recognized the provisional impact of tax reform related to the revaluation of deferred tax assets and liabilities from 35% to 21% of $17.3 million tax expense, which was offset by a reduction in the valuation allowance.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

For the years ended December 31, 2018, and 2017, the following table summarizes the components of income before income taxes from continuing operations and the provision for income taxes:

	Year Ended December 31,
	2018	2017
Loss from continuing operations before income tax:
U.S.	$(1,739)	$(16,261)
Israel	(62)	(453)
UK	(113)	(219)
Loss from continuing operations before income taxes	$(1,914)	$(16,933)

Income tax expense (benefit):
United States - Federal tax:
Current	$—	$—
Deferred	—	—

United States - State tax:
Current	—	—
Deferred:	—	—

Israel:
Current	—	—
Deferred		—

UK:
Current	—	—
Deferred	—	—

Income tax expense (benefit)	$—	$—

For the years ended December 31, 2018 and 2017, the following table reconciles the federal statutory income tax rate to the effective income tax rate:

	Year Ended December 31,
	2018	2017
Federal Tax rate	21%	34%

Federal tax benefit at federal tax rate	$(464)	$(5,758)
State and local income tax, net of Federal benefit	171	(271)
Foreign rate differential	(3)	519
Increase in taxes from permanent differences in stock-based compensation	—	333
Return to provision and other adjustments	289	289
Federal Tax reform	(176)	17,260
Change in valuation allowance	183	(12,372)

Income tax expense (benefit)	$—	$—

As of December 31, 2018, the Company had approximately $124.9 million of Federal net operating loss carryforwards in the United States. A 100% valuation allowance has been recorded against these tax attributes and the net deferred tax assets of the U.S. group of companies. Based on current operating conditions and the availability of projected future sources of taxable income, the Company determined that it was not more likely than not that the net deferred tax assets of the U.S. companies would be realized in the future. The Federal NOLs expire generally from 2023 to 2037, except those generated in the year 2018 as they do not expire under the tax reform act.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

After conversion to U.S. dollars, Photo Therapeutics Limited had approximately $12.9 million of net operating loss carryforwards in the U.K. A 100% valuation allowance has been applied against these loss carryforwards.

The following table summarizes the components of deferred income tax assets and (liabilities):

	December 31,
	2018	2017

Loss carryforwards	$30,559	$30,072
AMT credits	112	112
Foreign tax credits	12,308	12,308
Accrued employment expenses	31	11
Amortization and write-offs	875	875
Capitalized R&D costs	1,013	1,013
Depreciation	635	635
Tax on undistributed earnings	(517)	(517)
Other accruals and reserves	1,730	1,215
Gross deferred tax asset	46,746	45,725

Less: valuation allowance	(46,746)	(45,725)

Net deferred tax asset	$—	$—

Among other non-current liabilities	$—	$—

Taxes, which may apply in the event of a disposal of investments in subsidiaries, have not been included in computing the deferred taxes, as the Company anticipates it would liquidate those subsidiaries that can be closed on a tax free basis

The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2015 through 2018 and is also generally subject to various State income tax examinations for calendar years 2015 through 2018. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2014 through 2018.

Change in Israel rates.

On January 4, 2016, the Israeli parliament passed the Law for Amendment of the Income Tax Ordinance No. 216, which, among other things reduced the standard Israeli corporate income tax rate from 26.5% to 25% effective as of January 2016. In December 2016, the Israeli parliament passed the Economic Efficiency Law (Legislative Amendments to Achieve Budget Targets for the 2017 and 2018 Budget), which set a further reduction of corporate tax from 25% to 23%. The provisions of the law included a Temporary Order stipulate that the corporate tax rate in 2017 will be 24%. As a result, the corporate tax rate that will apply in 2017 will be 24% and the corporate tax rate that will take effect from 2018 onwards will be 23%.

Change in U.K. rates. Effective for tax periods beginning on April 1, 2015, the United Kingdom tax rate was reduced to 20%. The rate further reduced to 19% effective April 1, 2017. These changes in rate will affect the tax provision with regard to the tax attributes of Photo Therapeutics Limited, the United Kingdom subsidiary.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Management conducted an analysis of the facts and law surrounding the then existing income tax uncertainties, and found that such liability as may have arisen was of a much lesser magnitude and is able to be extinguished by loss carryforwards and carrybacks.

Reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 31, 2016	$1,921
Additions / Settlements due 2017	—
Balance at December 31, 2017	$1,921
Additions / Settlements due 2018	(311)
Balance at December 31, 2018	$1,610

Note 12

Subsequent Events:

Gadsden Transaction

On March 13, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Gadsden Growth Properties, Inc., a Maryland corporation (“Gadsden”), pursuant to which, the Company will issue to Gadsden: (i) 708,485,395 shares of its common stock; (ii) a number of shares of the Company’s newly designated 7% Series A Cumulative Convertible Perpetual Preferred Stock that is equal to the number of shares of Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock that are outstanding at the closing date, which is expected to be 889,075 shares; (iii) a number of shares of its newly designated Series B Non-Voting Convertible Preferred Stock that is equal to the number of shares of Gadsden’s Series B Non-Voting Convertible Preferred Stock that are outstanding at the closing date, which is expected to be 11,788,994 shares; and (iv) a number of shares of the Company’s 10% Series C Cumulative Convertible Preferred Stock that is equal to the number of shares of Gadsden’s 10% Series C Cumulative Convertible Preferred Stock that are outstanding on the closing date, which is expected to be 2,498,682 shares (collectively, the “FC Global Securities”). In consideration for the FC Global Securities, Gadsden will transfer and assign to the Company: (i) all of the Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership (“OPCO”), and (ii) all of the general partnership interests in OPCO which is the operating partnership of Gadsden that has all of its assets and liabilities (the “Stock Transaction”).

For accounting purposes, Gadsden is considered as acquiring the Company in the merger. Gadsden was determined to be the “accounting acquirer” based upon the terms of the Stock Transaction which results in the following: (i) Gadsden stockholders will own at least 430,306, shares of the Company’s stock (total stock less the holdback), which gives them approximately 96.28% of the common stock of the combined organization following the closing of the Stock Purchase Agreement (subject to adjustment as provided for in the Stock Purchase Agreement), (ii) Gadsden directors will hold a majority of board seats in the Company and (iii) Gadsden management will hold all key positions in the management of the Company. Consequently, as the Company is considered an operating public company, in accordance with the provisions of Accounting Standards Codification Topic 805, “Business Combinations”, the Stock Purchase Agreement will be accounted for as a reverse acquisition using the acquisition method of accounting, under which management will determine a purchase price, calculated as the respective portion of shares that the existing (prior to the Stock Purchase Agreement) Company stockholders have at the Company’s closing stock price on the date of closing. The net tangible and intangible assets acquired and liabilities assumed in connection with the transaction will be recorded at their estimated acquisition date fair values. Any excess of purchase price over fair value of identified assets acquired and liabilities assumed will be recognized as goodwill. A final determination of these estimated fair values will be based on the actual net tangible and intangible assets of the Company that exist as of the date of completion of the transaction.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Stock Purchase Agreement provides that 278,178,750 shares (the “Holdback Shares”) of common stock that will be issued to Gadsden will be subject to forfeiture based on the reconciliation and adjustment of the net asset value of Gadsden’s assets and Gadsden’s proposed real estate investments that have not closed as of the closing date of the Stock Purchase Agreement (such investments being the “Scheduled Investments”).

The number of FC Global Securities being issued to Gadsden at the closing is based upon an estimated net asset value of Gadsden of $211,573 (the “Contract NAV”). The Contract NAV includes Gadsden’s assets and all of its Scheduled Investments. The Stock Purchase Agreement provides for a reconciliation and adjustment of the final net asset value of Gadsden as follows:

●	If the Contract NAV is more than the Gadsden final net asset value, then the difference (the “Shortfall”) will be settled by the transfer of shares of FC Global Common Stock, at a value equal to 3.771023733 shares of FC Global Common Stock for each $1.00 of Shortfall if the Gadsden final net asset value is $80 million or more (and 2.860407207 for each $1.00 of Shortfall to the extent that the Gadsden final net asset value is less $80 million);
●	First, the Shortfall will be paid by transfer of Holdback Shares by Gadsden to the Company and such transferred shares will be cancelled. If the amount of the Shortfall is more than the value of the Holdback Shares, then the Company will issue more shares of FC Global Common Stock to the Company’s stockholders of record as of the closing date.
●	Gadsden’s final net asset value will be determined as the fair value of the each of the assets of Gadsden on the closing date and the Scheduled Investments acquired on or prior to May 20, 2019. Such fair value will be determined in accordance with the following:

●	in accordance with United States generally accepted accounting principles, and shall be derived from the Company’s annual report on Form 10-K for either of the fiscal years ended December 31, 2019 or December 31, 2020 with Gadsden having the option to choose which such fiscal year to utilize,
●	as of the date of an appraisal from a licensed appraiser with knowledge of the applicable market that need not be a national firm, or
●	if the Gadsden asset is sold or otherwise disposed of in consideration for cash, the gross cash proceeds from the sale minus any indebtedness or other liabilities relating to the Gadsden asset being sold or otherwise disposed of that were not assumed by the purchaser and that remain indebtedness or other liabilities of the Company following the sale or other disposition.

The Stock Purchase Agreement also contains a mechanism for issuing additional shares of common stock to Gadsden or the Company’s legacy stockholders, as applicable, if there is a loss determination (as defined in the Stock Purchase Agreement). The Stock Purchase Agreement provides that no loss will be determined until the aggregate amount of losses claimed exceeds $100,000, it being acknowledged that from and after such threshold, all losses shall be subject to adjustment as set forth above.

Additionally, the Stock Purchase Agreement provides for customary pre-closing covenants of the parties, including a covenant to conduct their respective businesses in the usual, regular and ordinary course substantially consistent with past practice and to refrain from taking certain actions without the other parties’ consent. The parties have also agreed not to solicit proposals relating to specified “Competing Transactions” (as defined in the Stock Purchase Agreement) or, subject to certain exceptions relating to the receipt of unsolicited offers that may be deemed to be “Superior Competing Transaction” (as defined in the Stock Purchase Agreement), enter into discussions concerning or provide information in connection with Competing Transactions.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Consummation of the Stock Transaction is subject to various conditions, including, among others, customary conditions relating to: (i) approval of the Stock Transaction by the vote of Gadsden’s stockholders holding two-thirds of the outstanding shares of Gadsden’s common stock, Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis) and Gadsden’s 10% Series C Cumulative Convertible Perpetual Preferred Stock entitled to vote thereon (on an as-converted basis) (collectively, the “Gadsden Stockholder Approval”); (ii) absence of injunction by any court or other tribunal of competent jurisdiction and absence of law that prevents, enjoins, prohibits or makes illegal the consummation of the Stock Transaction; (iii) receipt of all consents, approvals and authorizations legally required to be obtained to consummate the Stock Transaction; and (iv) receipt of customary legal opinions from counsel to the Company and Gadsden. The obligation of each party to consummate the Stock Transaction is also conditioned upon the other party’s representations and warranties being true and correct (subject to certain materiality exceptions), the other party having performed in all material respects its obligations under the Stock Purchase Agreement, and the absence of a material adverse effect on each party.

In addition, the obligation of Gadsden to complete the Stock Transaction is subject to the satisfaction (or waiver, to the extent permitted by applicable law) of the following conditions: the Company shall have, on a consolidated basis, not less than $800 of unrestricted cash; and the Company shall have received a letter of resignation from each member of its Board of Directors, other than the directors who are to be members of the Board after the Stock Transaction.

The Stock Purchase Agreement may be terminated at any time prior to the closing, in any of the following ways: (i) by mutual written consent of the Company and Gadsden; (ii) by either Gadsden or the Company if the Stock Transaction shall not have occurred on or prior to March 31, 2019; provided, that a party that has materially failed to comply with any obligation of such party set forth the Stock Purchase Agreement shall not be entitled to exercise its right to terminate; (iii) by Gadsden upon a breach of any representation, warranty, covenant or agreement on the part of the Company as set forth in the Stock Purchase Agreement, or if there shall have been a material adverse effect; (iv) by the Company upon a breach of any representation, warranty, covenant or agreement on the part of Gadsden as set forth in the Stock Purchase Agreement, or if there shall have been a material adverse effect; (v) by either Gadsden or the Company if any order by any governmental entity of competent authority preventing the consummation of the Stock Transaction shall have become final and nonappealable; (vi) by either Gadsden or the Company if the Gadsden Stockholder Approval shall not have been obtained; (vii) by either Gadsden or the Company prior to obtaining the Gadsden Stockholder Approval if Gadsden or the Company has delivered a notice of a Superior Competing Transaction (provided that for the termination to be effective, such party shall have paid the applicable termination fee); (viii) by Gadsden if the Company’s board of directors shall have withdrawn, qualified or modified in a manner adverse to Gadsden, or shall recommend that the Company’s stockholders approve or accept a Competing Transaction, or if the Company shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action; or (ix) by the Company if Gadsden’s board of directors shall have withdrawn, qualified or modified in a manner adverse to the Company, or shall have failed to make when required, its recommendation to approve the Stock Purchase Agreement, or shall recommend that Gadsden’s stockholders approve or accept a Competing Transaction, or if Gadsden shall have delivered a notice of a Superior Competing Transaction or shall have publicly announced a decision to take any such action.

Gadsden is required to pay a termination fee of $200 if the Stock Purchase Agreement is terminated: (i) by Gadsden at any time prior to the receipt of Gadsden Stockholder Approval upon delivery of a notice of a Superior Competing Transaction; (ii) by the Company upon any of the events described in subsection (ix) of the preceding paragraph; or (iii) by the Company if Gadsden Stockholder Approval shall not have been obtained and (A) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the Gadsden’s stockholder meeting and (B) within twelve months of any such termination, Gadsden or any subsidiary of Gadsden shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

The Company is required to pay a termination fee of $250 if the Stock Purchase Agreement is terminated: (i) by the Company upon delivery of a notice of a Superior Competing Transaction; (ii) by Gadsden upon any of the events described in subsection (viii) of the paragraph above regarding termination; (iii) by Gadsden, upon a breach of certain representations, warranties, covenants or agreements on the part of the Company set forth in Stock Purchase Agreement; or (iv) or by Gadsden if Gadsden Stockholder Approval shall not have been obtained and (A) prior to such termination, a person has made any bona fide written proposal relating to a Competing Transaction which has been publicly announced prior to the termination of the Stock Purchase Agreement and (B) within twelve months of any such termination, FC Global or any subsidiary of the Company shall consummate a Competing Transaction, or enter into a written agreement with respect to a Competing Transaction that is ultimately consummated with any person.

Termination of a Merger Agreement and Withdrawal of Registration Statement.

On November 8, 2018, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with FC Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“FC Merger Sub”), Gadsden and OPCO, pursuant to which, subject to the terms and conditions of the Merger Agreement, FC Merger Sub agreed to merge with and into Gadsden, with Gadsden surviving the merger as a wholly-owned subsidiary of the Company, which would have been converted into Gadsden Properties, Inc., a Maryland corporation (“GPI”), immediately prior to the merger. On December 27, 2018, January 14, 2019 and January 25, 2019, the parties entered into amendments to amend certain provisions of the Merger Agreement described therein.

In connection with the proposed transaction contemplated in the Merger Agreement, on November 9, 21018, the Company and Gadsden filed a Registration Statement on Form S-4 (No. 333-228304), which includes a joint proxy statement of the Company and Gadsden that also constitutes a prospectus of GPI (as amended, the “ Registration Statement ”). The Merger Agreement contemplated the issuance of shares by the Company that would be registered under the Securities Act of 1933, as amended (the “Securities Act”), when the Registration Statement for such offering was declared effective under the Securities Act. The staff of the Securities and Exchange Commission was furloughed due to the U.S. Federal Government’s recent shutdown which resulted, among other things, that the review and expected timing for the Registration Statement has been delayed to the extent that the transaction regarding the acquisition of the Company by Gadsden requires additional amendments to the Registration Statement and the timing for the consummation of the proposed merger under the Merger Agreement is not certain.

In connection with the Stock Purchase Agreement and Stock Transaction described above, on March 13, 2019, the parties to the Merger Agreement entered into a letter agreement to terminate the Merger Agreement and the Company withdrew the Registration Statement.

Purchase of Roseville Series A Preferred Units

On January 14, 2019, the Company purchased 1,000 Series A Preferred Units of Gadsden Roseville, LLC, a Delaware limited liability company (“Roseville”), for a purchase price of $350,000 (the “Acquisition”), in accordance with an Amended and Restated Limited Liability Company Agreement of Roseville (the “LLC Agreement”), entered into among Roseville, Gadsden Realty Investments I, LLC, a wholly owned subsidiary of Gadsden (“Gadsden Investments”), and the Company, on January 14, 2019. Gadsden Investments, the other member of Roseville, owns 1,000 Common Units. Roseville is the sole owner of a parcel of approximately 9.6 acres of land located on Roseville Road in Sacramento, California that is entitled for the development of approximately 65 small lot single family detached homes.

The Series A Preferred Units entitle the Company to priority distribution rights. In accordance with the LLC Agreement, Net Cash Flow (as defined in the LLC Agreement) is distributed among the members as follows: (i) first, to the Company, an amount equal to the Series A Preferred Return then accrued and payable; (ii) second, to the Company, an amount equal to its Unreturned Capital; and (iii) then, to Gadsden Investments. “Series A Preferred Return” means an amount equal to a return that accrued on the capital contributions of the Company at 15% per annum compounded annually; provided, however, that if the Company has not received an amount equal to its Unreturned Capital on or prior to May 14, 2019, then from and after such date, the Series A Preferred Return shall accrue on its capital contributions at 25% per annum compounded annually. “Unreturned Capital” means an amount equal to the Company’s aggregate capital contributions less the aggregate distributions made to the Company.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share amounts)

Roseville is managed by two managers - one designated by the Company and one designated by Gadsden Investments. The current managers are Michael R. Stewart, The Company’s Chief Executive Officer, and John Hartman, Gadsden’s Chief Executive Officer. Except as otherwise provided in the LLC Agreement, actions by Roseville require the unanimous consent of the two managers.

Conversion of Series A Preferred Stock

On January 22, 2019, the remaining 27,898 shares of Series A Preferred Stock were converted into 697,450 shares of the Company’s common stock.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 2019	FC GLOBAL REALTY INCORPORATED

/s/ Michael R. Stewart
Name: Michael R. Stewart
Title: Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael R. Stewart	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)	April 1, 2019
Michael R. Stewart

/s/ Richard J. Leider	Director	April 1, 2019
Richard J. Leider

/s/ Kristen E. Pigman	Director	April 1, 2019
Kristen E. Pigman

/s/ Dennis M. McGrath	Director	April 1, 2019
Dennis M. McGrath

/s/ Dr. Dolev Rafeli	Director	April 1, 2019
Dr. Dolev Rafeli