Form 10-Q
period 2019-03-31
FC Global Realty Inc
filed 2019-05-15
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered under Section 12(b) of the Exchange Act: None

As of May 14, 2019, the number of shares outstanding of our common stock was 389,104,820.

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

FC GLOBAL REALTY INCORPORATED

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2019 (unaudited) and December 31, 2018	4
Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2019 and 2018 (unaudited)	5
Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Deficit for the Three Months Ended March 31, 2019 and 2018 (unaudited)	6
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 (unaudited)	7
Notes to Condensed Consolidated Financial Statements (unaudited)	8

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$917	$1,840
Prepaid expenses and other current assets	252	300
Total current assets	1,169	2,140

Investment properties, net	2,049	2,050
Investment in affiliated company (Note 4)	361	—
Investment in other company, net	351	351
Other assets, net	241	263
Total assets	$4,171	$4,804

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$506	$506
Accounts payable	794	890
Accrued compensation and related expenses	123	145
Other accrued liabilities	2,922	2,826
Total current liabilities	4,345	4,367

Note payable, net of current portion	448	449
Total liabilities	4,793	4,816

Commitments and contingencies (Note 5)

Stockholders’ deficit (Note 6):
Series A Preferred Stock $0.01 par value, 3,000,000 shares authorized at March 31, 2019 and December 31, 2018; 0 and 27,898 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common Stock, $0.01 par value, 500,000,000 shares authorized at March 31, 2019 and December 31, 2018; 27,336,249 and 26,638,799 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	273	266
Additional paid-in capital	140,460	140,435
Accumulated deficit	(140,326)	(139,690)
Accumulated other comprehensive loss	(1,159)	(1,155)
Total stockholders’ deficit attributable to FC Global Realty Incorporated	(752)	(144)
Non-controlling interest	130	132
Total stockholders’ deficit	(622)	(12)
Total liabilities and stockholders’ deficit	$4,171	$4,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2019	2018

Rental income	$15	$—
Rental expense	(1)	—
Net rental income	14	—

General and administrative	592	1,210
Operating loss	(578)	(1,210)

Revaluation of option to purchase redeemable convertible preferred stock (Note 6)	—	(273)
Interest and other financing expense, net	(71)	(34)
Equity in earnings of equity method investments (Note 4)	11	—
Loss from continuing operations	(638)	(1,517)

Discontinued operations:
Loss from discontinued operations	—	(133)
Net loss including portion attributable to non-controlling interest	(638)	(1,650)
Loss attributable to non-controlling interest	2	1
Net loss	(636)	(1,649)
Dividend on redeemable convertible preferred stock	—	(79)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,968)
Net loss attributable to common stockholders and participating securities	$(636)	$(3,696)

Basic and diluted net loss per share (Note 2):
Continuing operations	$(0.02)	$(0.29)
Discontinued operations	—	(0.01)
	$(0.02)	$(0.30)

Shares used in computing basic and diluted net loss per share	27,165,761	11,868,619

Other comprehensive income (loss):
Foreign currency translation adjustments	(4)	21
Comprehensive loss	$(640)	$(1,628)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REATLY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN REDEEMABLE CONVERTIBLE PREFERRED STOCK

AND STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended March 31, 2019
	Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2019	26,638,799	$266	27,898	$—	$140,435	$(139,690)	$(1,155)	$132	$(12)

Stock based compensation (including restricted shares to the Company’s former CEO)	—	—	—	—	32	—	—	—	32
Conversion of series A preferred stock into common stock	697,450	7	(27,898)	—	(7)	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(636)	—	(2)	(638)
BALANCE, MARCH 31, 2019	27,336,249	$273	—	$—	$140,460	$(140,326)	$(1,159)	$130	$(622)

	For the Three Months Ended March 31, 2018
	Redeemable Convertible Series B Preferred Stock		Common Stock		Series A Preferred Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-controlling Interest	Total
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	1,500,000	$87	11,868,619	$119	123,668	$1	$132,446	$(135,002)	$(1,162)	$174	$(3,424)

Stock based compensation	—	—	—	—	—	—	14	—	—	—	14
Issuance of Series B redeemable convertible preferred stock and embedded option	2,225,000	2,225	—	—	—	—	—	—	—	—	—
Exercise of series B redeemable convertible preferred stock written call option (Note 6)	—	677	—	—	—	—	—	—	—	—	—
Dividend on Series B redeemable convertible preferred stock (Note 6)	—	—	—	—	—	—	—	(79)	—	—	(79)
Accretion of Series B redeemable convertible preferred stock to redemption value (Note 6)	—	—	—	—	—	—	—	(1,968)	—	—	(1,968)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	21	—	21
Net loss	—	—	—	—	—	—	—	(1,649)	—	1	(1,650)
BALANCE, MARCH 31, 2018	3,725,000	$5,036	11,868,619	$119	123,668	$1	$132,460	$(138,718)	$(1,159)	$173	$(7,087)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(638)	$(1,517)
Adjustments to reconcile loss to net cash used in operating activities related to continuing operations:
Stock-based compensation (including restricted shares to the Company’s former CEO)	32	14
Equity in earnings of equity method investments (Note 4)	(11)	—
Revaluation of option to purchase redeemable convertible preferred stock (Note 6)	—	273
Depreciation	1	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	70	237
Accounts payable	(96)	(98)
Accrued compensation and related expenses	(22)	106
Other accrued liabilities	96	310
Cash used in operating activities – continuing operations	(568)	(675)
Cash used in operating activities – discontinued operations	—	(133)
Net cash used in operating activities	(568)	(808)

Cash Flows From Investing Activities:
Purchases of investment in affiliated company (Note 4)	(350)	—
Net cash used in investing activities	(350)	—

Cash Flows From Financing Activities:
Proceeds from issuance of redeemable convertible preferred stock	—	2,225
Payment of notes payable	(1)	(202)
Net cash (used in) provided by financing activities	(1)	2,023

Effect of exchange rate changes on cash and cash equivalents	(4)	21

Change in cash and cash equivalents	(923)	1,236
Cash and cash equivalents at the beginning of period	1,840	948
Cash and cash equivalents at the end of period	$917	$2,184

Supplemental disclosure of non-cash activities:
Cash paid for interest	$9	$34
Partial exercise of written call option on redeemable convertible preferred stock (Note 6)	$—	$677
Dividend on redeemable convertible preferred stock (Note 6)	$—	$79
Accretion of redeemable convertible preferred stock to redemption value (Note 6)	$—	$1,968

The accompanying notes are an integral part of these condensed consolidated financial statements.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 1

Background:

FC Global Realty Incorporated (and its subsidiaries) (the “Company”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is, since earlier in 2017, a real estate development and asset management company concentrated primarily on investments in high quality income producing assets, residential developments and other opportunistic commercial properties.

Until the sale of the Company’s last significant business unit (its consumer products division which was sold to ICTV Brands, Inc. on January 23, 2017), the Company was a Global Skin Health company providing integrated disease management and aesthetic solutions to dermatologists, professional aestheticians and consumers. The Company provided proprietary products and services that addressed skin diseases and conditions including psoriasis, acne, actinic keratosis (a precursor to certain types of skin cancer), photo damage and unwanted hair.

On March 31, 2017, the Company entered into an Interest Contribution Agreement with First Capital Real Estate Operating Partnership, L.P. (“FCOP”), First Capital Real Estate Trust Incorporated (“FCREIT”), and FC Global Realty Operating Partnership, LLC, the Company’s wholly-owned subsidiary (the “Acquiror”). The parties entered into amendments to the Interest Contribution Agreement on August 3, 2017, October 11, 2017 and December 22, 2017. Pursuant to the Interest Contribution Agreement, as amended (collectively, the “Contribution Agreement”), FCOP contributed certain real estate assets to FC Global Realty Operating Partnership, LLC. In exchange, FCOP received shares of the Company’s common stock and then newly designated Series A Convertible Preferred Stock (the “Convertible Series A Preferred Stock”). This transaction closed on May 17, 2017. As a result of the Contribution Agreement, the Company has become a real estate asset management and development company for the purpose of investing in a diversified portfolio of quality commercial and residential real estate properties and other real estate investments located in the United States.

On April 5, 2019, the Company and Gadsden closed the transaction described in the Gadsden Purchase Agreement, pursuant to which the Company issued to Gadsden shares of its common stock, as well as shares of its newly-created 7% Series A Preferred Stock, Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock. Further information on this transaction is provided in the “Note 8 - Subsequent Events” below.

Liquidity and Going Concern

As of March 31, 2019, the Company had an accumulated deficit of $140 million and the Company incurred an operating loss for the three months ended March 31, 2019 of approximately $0.58 million. Subsequent to the sale of the Company’s last significant business unit, the consumer products division as described above, and to date, the Company has dedicated most of its financial resources to general and administrative expenses associated with its ongoing business of real estate development and asset management.

As of March 31, 2019, the Company’s cash and cash equivalents amounted to $917. The Company has raised certain funds from Opportunity Fund I SS, LLC (“OFI”) in both 2017 and in 2018. The Company will be required to obtain additional liquidity resources in order to support its ongoing operations.

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

The Gadsden transaction, completed on April 5, 2019, provided no additional working capital or cash for the Company.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 2

Summary of Significant Accounting Policies:

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with our consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the consolidated financial statements contained in our Annual Report on Form 10-K.

The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period in the future.

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

Investment in affiliated companies

Investments in companies in which the Group has significant influence (ownership interest of between 20% and 50%) but less than controlling interests, are accounted for by the equity method. Income on intercompany sales, not yet realized outside of the Group, was eliminated. The Company also reviews these investments for impairment whenever events indicate the carrying amount may not be recoverable.

In accordance with ASC Topic 323-10-40-1, a change in the Company’s proportionate share of an investee’s equity, resulting from issuance of shares by the investee to third parties, is accounted for as if the Company had sold a proportionate share of its investment. Any gain or loss resulting from an investee’s share issuance is recognized in earnings.

When the Company obtains control of an affiliated company that was accounted for by the equity method, the investment is then re-measured at its fair value as of the date of which control was obtained and any remeasurement gain or loss is recognized in earnings.

Management evaluates investments in affiliated companies, for evidence of other-than-temporary declines in value. Such evaluation is dependent on the specific facts and circumstances and includes analysis of relevant financial information (e.g. budgets, business plans, financial statements, etc.). During the three months ended March 31, 2019, no impairment was identified.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) identification of and measurement of instruments in equity transactions; (2) impairment of investment properties and investment in other company; (3) evaluation of going concern; and (4) contingencies.

Revenue recognition

On April 26, 2018, the Company’s subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square-foot medical office building in Dayton, Ohio for a $326 purchase price, paid in cash consideration. The building’s former owner, and its only current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms. The Company is accounting for the arrangement as an operating lease under ASC 842, “Leases” by recording rental revenues from operating leases, as a lessor, on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that the Company expects to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the Convertible Series A Preferred Stock and Redeemable Convertible Series B Preferred Stock) are considered in the computation of basic loss per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company. Accordingly, the outstanding Convertible Series A Preferred shares were included in the computation, while the Redeemable Convertible Series B Preferred shares were not.

Diluted loss per common share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock options, stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method, and of Convertible Series A Preferred Stock and Redeemable Convertible Series B Preferred Stock which their potential dilutive effect is considered using the “if-converted method”.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

The net loss from continuing operations and the weighted average number of shares used in computing basic and diluted net loss per share from continuing operations for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(638)	$(1,650)
Net loss from discontinued operations attributable to common stockholders	—	(133)
Accretion of Redeemable Convertible Series B Preferred Stock to redemption value (*)	—	(1,968)
Preferred dividend on Redeemable Convertible Series B Preferred Stock (**)	—	(79)
Participation of stockholders of Convertible Series A Preferred Stock in the net loss from continuing operations (***)	16	357
Net loss from continuing operations attributable to common stockholders	$(622)	$(3,473)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	27,165,761	11,868,619

Net loss per share of common stock from continuing operations, basic	$(0.02)	$(0.29)

(*)	Based on the rights and privileges of Redeemable Convertible Series B Preferred Stock, since the Company did not obtain shareholder approval at March 31, 2018, the then outstanding Redeemable Convertible Series B Preferred Stock became redeemable at the option of OFI. Consequently, in each reporting period commencing March 31, 2018, the outstanding Redeemable Convertible Series B Preferred Stock is recorded at its maximum redemption value until occurrence of redemption or conversion. These shares were cancelled as a result of the entry into the Remediation Agreement on September 24, 2018.

(**)	The net loss used for the computation of basic and diluted net loss per share for three months ended March 31, 2018, includes the preferred dividend requirement of 8% per share per annum for the Redeemable Convertible Series B Preferred Stock, compounded annually which shall be distributed to stockholders in case of distributable assets determined in the Company’s certificate of designation under the liquidation preference right (see also Note 6).

(***)	The Convertible Series A Preferred Stock is a participating security, thus the two class method is required. The remaining balance of the Convertible Series A Preferred Stock was converted during the quarter ended March 31, 2019 so the weighted average outstanding shares is reduced for the period.

Recent Accounting Pronouncements

Commencing January 1, 2019, the Company adopted ASU No. 2016-02 (Topic 842) “Leases”, which supersedes the lease requirements in ASC Topic 842, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance had no material impact on the Company’s consolidated financial statements.

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

Note 3

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

The Company recognized a loss of $133 related to the discontinued operations during the three months ended March 31, 2018, as a result of the sale of residual inventory to third parties of $79, which was reduced by write offs of various tax prepayments and liabilities related to the former businesses.

Note 4

Investment in Affiliated Company

Purchase of Roseville Series A Preferred Units

On January 14, 2019, the Company purchased 1,000 Series A Preferred Units of Gadsden Roseville, LLC, a Delaware limited liability company (“Roseville”), for a purchase price of $350 (the “Acquisition”), in accordance with an Amended and Restated Limited Liability Company Agreement of Roseville (the “LLC Agreement”), entered into among Roseville, Gadsden Realty Investments I, LLC, a wholly owned subsidiary of Gadsden (“Gadsden Investments”), and the Company, on January 14, 2019. Gadsden Investments, the other member of Roseville, owns 1,000 Common Units. Roseville is the sole owner of a parcel of approximately 9.6 acres of land located on Roseville Road in Sacramento, California that is entitled for the development of approximately 65 small lot single family detached homes.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

The Company has accounted for this investment under the equity method based on ASC Subtopic 323-30, “Investments - Equity Method and Joint Ventures: Partnerships, Joint Ventures, and Limited Liability Entities” and has initially recorded the investment at cost. Given the nature of Roseville’s capital structure and the priority of distribution rights, the Company records its share of earnings and losses from Roseville using the Hypothetical Liquidation at Book Value (“HLBV”) method. The HLBV is a balance-sheet approach that calculates the amount the Company would have received if the investment were liquidated at book value at the end of each measurement period. The change in the Company’s allocated amount during the period, based on HLBV, is recognized in the condensed consolidated statements of comprehensive loss as equity in earnings of equity method investment.

The Company does not share in losses of Roseville, per the LLC Agreement, and Roseville sustained a net loss from operations, therefore the Company did not record any related losses for the period of January 15 through March 31, 2019 in the statement of comprehensive loss.

Additionally, the Company’s investment in Roseville accrues a return rate based on the remaining capital contribution that the Company has in Roseville. Currently that rate is 15%.

Relevant financial statement information for Roseville is summarized as follows:

	March 31, 2019	December 31, 2018

Total Assets	$1,138	$1,138
Total Liabilities	726	710
Total Equity	$412	$428

Note 5

Commitments and Contingencies:

Litigation

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

The Company’s Board of Directors reviewed these matters, as well as the fact that:

●	there were unpaid real estate taxes, of $51, associated with the transferred properties which were not paid by FCOP prior to the transaction, and which were not, under the terms of the Contribution Agreement, to be assumed by the Company, resulting in the Company being forced to pay those taxes rather than lose those properties to foreclosure by the taxing authorities;

●	a loan made by the Company to a company in FCREIT’s corporate group, for $145, which was guaranteed by Mr. Singal, was never repaid;

●	Mr. Singal, despite being required by his employment agreement with the Company to work for the Company full-time, never achieved that status; and

●	certain properties transferred by FCOP to the Company were not in the condition expected by the Company as a result of the discussions before the transaction.

Upon completing its review, the Board determined that the award of shares to Mr. Singal under his Severance Agreement should be rescinded, noting that the Company had incurred significant and meaningful damages as a result of the various write-downs, non-payment of debts and taxes and other factors identified above. On December 18, 2018, the Company filed a counterclaim regarding such matters that included such damages. The Company has also filed a Motion to Dismiss the suit, and is awaiting the Court’s ruling on that Motion.

Possible Litigation

As previously reported, on April 5, 2019, the Company and Gadsden Growth Properties, Inc. closed the transaction described in the Stock Purchase Agreement dated March 13, 2019, as amended, pursuant to which Gadsden agreed to transfer and assign to the Company all of its general partnership interests and Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership (“OPCO”), the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of the Company’s common stock (the “Common Stock”), 7% Series A Cumulative Convertible Perpetual Preferred Stock (the “Series A Preferred Stock”), Series B Non-Voting Convertible Preferred Stock (the “Series B Preferred Stock”) and 10% Series C Cumulative Convertible Preferred Stock (the “Series C Preferred Stock”).

One of the properties acquired by the Company as a result of this transaction is the Mission Hills property, described elsewhere in this filing.

On October 18, 2018, the Securities and Exchange Commission (the “SEC”) commenced a civil action (the “Civil Action”) against Jean Danhong Chen, Tony Jianyun Ye, Kai Hao Robinson, Kuansheng Chen, the Law offices of Jean D. Chen, A Professional Corporation, Tree Lined Holdings, LLC, and Golden State Regional Center, LLC in a complaint that was filed in the United States District Court for the Northern District of California.

The complaint states that “[T]his case involves fraud, self-dealing, and unregistered brokerage activity in violation of the federal securities laws. Defendants Attorney Jean Chen (‘Chen’), her law firm, Law Offices of Jean D. Chen (the ‘Law Offices’), and her husband, Tony Ye (‘Ye’), were paid over $12 million in undisclosed commissions to sell securities to their legal clients in offerings under the federal EB-5 Immigrant Investor Program. They attempted to conceal their unlawful activity with the help of Defendant Kuansheng Chen (‘Kuansheng Chen’), who provided an off-shore bank account to receive the transaction-based compensation and posed as the head of a Beijing immigration agency that was actually co-owned and controlled by Chen and Ye.” The complaint also alleges that the named defendants used Fremont during 2014 - 2016 in their activities giving rise to the complaint.

Neither the Company, Gadsden, nor any of their respective subsidiaries are named as defendants in the Civil Action, and no legal claim has been asserted in the Civil Action against the Mission Hills Square property or Fremont. Additionally, the Seller is also not a defendant in the Civil Action. None of the defendants in the Civil Action are directors, officers, or affiliates of the Company, or any owner of 5% or more of the Company’s voting securities or, based upon current knowledge, any associate of any director, officer or affiliate of the Company. Although the individual defendants in the Civil Action are alleged by the SEC to have used Fremont in connection with the actions described in the Civil Action, there are no claims in the Civil Action that Gadsden, Fremont, or the Seller participated in the actions described since the Seller acquired Fremont in 2018.

On March 7, 2019, Jean Danhong Chen and Tony Jianyun Ye were indicted by a Federal Grand Jury for Visa Fraud, Obstruction of Justice, Identity and Aggravated Identity Theft and Criminal Forfeiture.  This indictment was unsealed on March 25, 2019. Gadsden has informed the Company that it was not aware of any possible claims against Fremont or the Mission Hills Square property when Gadsden acquired Fremont in February, 2019. On March 25, 2019 Gadsden was informed it was a subject of a criminal investigation by the US Department of Justice.

In the acquisition of Fremont by Gadsden from the Seller, Gadsden escrowed part of the purchase consideration, in the form of Gadsden securities, that was issued to the Seller, which had at that time an estimated value of approximately $55 million. The Civil Action alleges that at least $40 million was loaned by Bay Area Investment Fund I to Fremont. This loan has been assumed by the Seller, is currently being paid by the Seller and is not in default. Gadsden has not reserved any amounts in its financial statements, and may use the escrowed securities for any undisclosed liabilities, including any liabilities related to the Civil Action. Gadsden is not able to determine if there is any liability of Fremont in the Civil Action, of Gadsden in the criminal investigation, or related matters, or if any such liability will be in excess of the escrowed amount. Gadsden believes that, if there is any liability to the Company, it is not in excess of the escrowed amount, and intends to vigorously defend itself against any such allegations if made, although such defenses can be expensive and there can be no guarantee that such defenses will be successful.

Nevertheless, as described above, Gadsden agreed to indemnity and hold the Company harmless from all losses of the Company or any of its subsidiaries arising from or related to the Civil Action, the facts described therein and all civil or other actions arising from or related to such Civil Action.

The Company does not believe that there will be any negative consequences to its ownership of Mission Hills as a result of this action, and therefore cannot at this time make any provision for any contingency in this matter. Nevertheless, the Company will continue to monitor this matter and intends to defend its rights in this matter to the fullest extent possible.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Other litigation

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

Registration Rights Agreement under Remediation Plan

On September 24, 2018, in connection with the Remediation Agreement (as described in Note 5), the Company entered into a Registration Rights Agreement with OFI and Dr. Dolev Rafaeli, Dennis M. McGrath and Dr. Yoav Ben-Dror (the “Note Holders”), pursuant to which the Company agreed to register all shares of common stock that may be issued upon conversion of the Series C Preferred Stock and Series D Preferred Stock, as well as all other shares of the Company’s capital stock held by OFI (the “Registrable securities”) under the Securities Act of 1933, as amended (the “Securities Act”). The Company agreed to file a registration statement covering the resale of such Registrable Securities within 30 days of the date of the Registration Rights Agreement and cause such registration statement to be declared effective under the Securities Act as soon as possible but, in any event, no later than 120 days following the filing date if such registration statement is filed on Form S-3 or 150 days if such registration statement is filed on Form S-1. If such registration statement was not filed or declared effective by the SEC on or prior to such dates, or if after such registration statement is declared effective, without regard for the reason thereunder or efforts therefor, such registration statement ceases for any reason to be effective for more than an aggregate of 30 trading days during any 12-month period, which need not be consecutive, then in addition to any other rights the holders of Registrable Securities may have under the Registration Rights Agreement or under applicable law, the Company shall pay to each holder an amount in cash, as partial liquidated damages and not as a penalty, equal to 1.0% of the product obtained by multiplying (x) $1.00 by (y) the number of shares of Registrable Securities held by the holder (the “Investment Amount”), provided that, in no event will the Company be liable for liquidated damages in excess of 1.0% of the Investment Amount in any single month and that the maximum aggregate liquidated damages payable to the holders under the Registration Rights Agreement shall be 10% of the Investment Amount. Notwithstanding the foregoing, the filing and effective date deadlines above shall be extended during such time as the Company is actively pursuing a business combination involving the Company that is approved by each of OFI and the Note Holders. The Company did not file a registration statement to cover the shares under the Remediation Agreement, but instead, as result of the potential merger transaction (as described in Note 1 and Note 8) under which, inter alia, the Company intended to register all Registrable Securities through a registration statement on a Form S-4, and the subsequent Gadsden Purchase Agreement (as described in Note 1) the filing and effective date deadlines above are currently under extension. As the accounting for any obligations due under the Registration Rights Agreement falls under ASC 450 “Contingencies”, the Company will make provisions for any liabilities and record related expense, at which time the amount to be paid is probable and reasonably estimable. As of March 31, 2019, management believes the amount to be paid, if any, is not probable and reasonably estimable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Amended and Restated Separation Agreement

On February 12, 2018, the Company entered into an Amended and Restated Separation Agreement with Mr. Stephen Johnson, its former Chief Finance Officer, pursuant to which the Company has agreed to pay Mr. Johnson an amount of $123 in 11 installments as follows: the first six installments of $10 each, and the following five installments of $12.5 each. The first payment was made on February 15, 2018, and subsequent payments are to be made on or before the 15th day of each succeeding month, with the final installment to be paid on or before December 15, 2018. The Company also agreed to provide a health (medical, dental and/or vision) insurance reimbursement payment for Mr. Johnson and his family, for a period of 11 months, in the agreed upon amount of $3 per month. The Company did not make all of the installment payments during 2018 and as such as of March 31, 2019, the balance payable of $78 to Mr. Johnson is included in accrued compensation and related expenses.

In addition, the Company agreed to issue to Mr. Johnson 271,000 shares of the Company’s common stock six months after the date of the agreement. In August 2018, the aforesaid shares were issued to Mr. Johnson in the amount of $87, representing a share price of approximately $0.32.

Note 6

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

Convertible Series A Preferred Stock under the First Capital Contribution Agreement

The terms of the Convertible Series A Preferred Stock were governed by a certificate of designation (the “Series A Certificate of Designation”) filed by the Company with the Nevada Secretary of State on May 15, 2017. Pursuant to the Series A Certificate of Designation, the Company designated 3,000,000 shares of the Company’s preferred stock as “Series A Convertible Preferred Stock,” but issued only 123,668 shares of Convertible Series A Preferred Stock in connection with the Contribution Agreement. Each share of Convertible Series A Preferred Stock shall be convertible, at any time and from time to time from at the option of the holder thereof, into that number of shares of common stock determined by dividing $62.9575 by the Conversion Price. The Conversion Price for the Series A Convertible Preferred Stock is equal to $2.5183, subject to adjustment as described in the Series A Certificate of Designation. A total of 27,898 shares remained outstanding as of December 31, 2018, but were converted in January 2019 into 697,450 shares of the Company’s common stock based on the conversion rate that was in effect at that time. On February 26, 2019, the Series A Certificate of Designation was withdrawn.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Redeemable Convertible Series B Preferred Stock under the OFI Securities Purchase Agreement

The terms of the Redeemable Convertible Series B Preferred Stock were governed by a certificate of designation (the “Series B Certificate of Designation”) filed by the Company with the Nevada Secretary of State on December 22, 2017, as supplemented by that certain supplemental agreement, dated April 20, 2018, between the Company and OFI (the “Supplemental Agreement”), which clarified certain voting and conversion limitations with respect to the Series B Preferred Stock in response to comments from the staff of NASDAQ. Pursuant to the Series B Certificate of Designation, the Company designated 15,000,000 shares of the Company’s preferred stock as “Series B Preferred Stock”. As more fully described below, the Company issued total of 3,825,000 shares of Redeemable Convertible Series B Preferred Stock during 2017 and 2018 in connection with a securities purchase agreement, dated December 22, 2017, between the Company and OFI (the “OFI Purchase Agreement”). On September 24, 2018, all shares of Series B Preferred Stock were cancelled in conjunction with the entry into the Remediation Agreement described below. All such shares have been converted into another series of the Company’s Preferred Stock as of December 31, 2018. On September 25, 2018, the Series B Certificate of Designation was withdrawn, and as a result, no shares of Series B Preferred stock are authorized.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Convertible Series D Preferred Stock

The terms of the Series D Preferred Stock were governed by a certificate of designation (the “Series D Certificate of Designation”) filed by the Company with the Nevada Secretary of State on September 24, 2018. Pursuant to the Series D Certificate of Designation, the Company designated 9,294,414 shares of its preferred stock as Series D Preferred Stock. The Company issued 6,525,182 shares of Convertible Series D Preferred Stock in connection with the Remediation Agreement. Those shares were converted to common stock following approval of the Remediation Agreement by the stockholders at the Company’s Annual Meeting on November 29, 2018. On December 28, 2018, the Series D Certificate of Designation was withdrawn, and as a result, no shares of Series D Preferred stock are authorized.

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

Under ASC 480, “Distinguishing Liabilities from Equity”, since the Series B Shares had conditional redemption provisions which are outside of the control of the Company and also contained a deemed liquidation preference, the Series B Shares were classified as mezzanine financing at the Initial Date at the residual amount, which was the difference between the total proceeds received and the fair value of the Option. Subsequently, changes in the redemption value was accreted over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method. Changes in the redemption value were considered to be changes in accounting estimates.

Under ASC 480, the aforementioned written call Option was considered freestanding, as the Company believed it was legally detachable and separately exercisable. As the option was exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value and recorded as a non-current financial liability on the consolidated balance sheet. Excess of the initial value of the option liability over the proceeds received was charged immediately into the consolidated statement of comprehensive loss as financing expenses in the fourth quarter of 2017. The Option was marked to market in each reporting period until it was exercised or expired, as earlier, when changes in the fair value of the Option were charged into statement of comprehensive income or loss. For the three months ended March 31, 2018, the Company recorded expenses in the total amount of $273 due to revaluation of Option to purchase Redeemable Convertible Series B Preferred Stock.

Under ASC 480, the aforementioned right granted to OFI to further invest in the Company represented a written call Option which was considered freestanding, as the Company believed it was legally detachable and separately exercisable. As the option was exercisable for shares subject to possible redemption at the option of the holder, as of the Initial Date, the Option was measured at fair value and recorded as a non-current financial liability on the consolidated balance sheet. Excess of the initial value of the option liability over the proceeds received was charged immediately into the consolidated statement of comprehensive loss as financing expenses in the fourth quarter of 2017. The Option was marked to market in each reporting period until it was exercised or expired, as earlier, with changes in the fair value of the Option charged into the statement of comprehensive income or loss. For the three months ended March 31, 2018, the Company recorded expense in the total amount of $273 due to revaluation of Option to purchase Series B Shares.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

In the absence of voluntary conversion and assuming no breaches as described above under “Redemption,” the Series B Shares would have automatically converted on May 31, 2018. As such, accretion adjustments to the carrying amount of the Series B Shares to the automatic conversion date of May 31, 2018 are recorded as deemed dividends. However, at March 31, 2018, the Company did not obtain shareholder approval and therefore, the then outstanding Redeemable Convertible Series B Preferred Stock became redeemable at the option of OFI. Activity in the account Redeemable Convertible Series B Preferred Stock for the three months ended March 31, 2018, is outlined in the below table

March 31, 2018
Unaudited

Opening balance, January 1, 2018	$87
Proceeds from issuance of Series B Shares	2,225
Accretion of Series B Preferred Stock to redemption value	1,968
Partial exercise of Redeemable Convertible Series B Preferred Stock written call option on the second date	677
Dividend on Redeemable Convertible Series B Preferred Stock	79

Closing balance, March 31, 2018	$5,036

That Agreement has been supplemented and/or superseded by the Remediation Agreement entered into with OFI on September 24, 2018. As a result, the Redeemable Convertible Series B Preferred Stock has been withdrawn, and shares of Series D Convertible Preferred Stock were issued as a replacement.

Cancellation and Exchange Agreement

On April 20, 2018, the Company and OFI entered into a Cancellation and Exchange Agreement (the “Exchange Agreement”), pursuant to which OFI agreed to provide an additional $2,000 to the Company in exchange for 2,000,000 shares of Redeemable Convertible Series B Preferred Stock, subject to certain conditions set forth in the Exchange Agreement, including, among other things, the cancellation of 95,770 shares of the Company’s Convertible Series A Preferred Stock held by OFI in exchange for 5,382,274 shares of the Company’s common stock. Under the Exchange Agreement, closing of this additional investment, including cancellation discussed above, would occur promptly following the filing of a definitive information statement on Schedule 14C with the SEC and mailing the stockholders of the Company, and in any event within 3 days thereafter. However, on September 24, 2018, the Exchange Agreement was terminated by the Remediation Agreement.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Pursuant to the Stock Grant Agreement, the Company agreed to make 12 monthly payments on the first of each month commencing on January 1, 2018 in the amounts of approximately $21, $7 and $10 to Messrs. Rafaeli, McGrath, and Ben-Dror, respectively. Such cash payments were consideration for certain consulting services provided by the Note Holders specified in the Stock Grant Agreement. The Company was required to issue the Additional Shares promptly, but in any event within 10 days after the Company obtained stockholder approval of such issuance. Such stockholder approval was not obtained. However, the Stock Grant Agreement was terminated in connection with the Remediation Agreement.

Remediation Agreement

On September 24, 2018 (the “Exchange Date”), the Company entered into the Remediation Agreement with OFI and the Note Holders, pursuant to which inter alia the following have been determined -

1.	The Stock Grant Agreement was terminated, the Payout Shares were cancelled, and the Company issued to the Note Holders an aggregate of 7,485,627 shares of newly-designated Series C Preferred Stock in exchange for 5,628,291 shares of common stock.

2.	The OFI Purchase Agreement (subject to the survival of certain provisions identified in the Remediation Agreement), the Supplemental Agreement and the Exchange Agreement were terminated and 3,825,000 shares of Redeemable Convertible Series B Preferred Stock issued to OFI were cancelled and the Company issued to OFI 6,217,490 shares of newly-designated Series D Preferred Stock. In addition, in conjunction with the exchange of OFI’s existing Redeemable Convertible Series B Preferred Stock for Series D Preferred Stock, the option for OFI to purchase future Redeemable Convertible Series B Preferred Stock up to aggregate amount of $15 million has been cancelled but OFI agreed to purchase $100 of shares of Series D Preferred Stock for a purchase price of $0.65 per share on the last day of each month, commencing on September 30, 2018, until it had purchased an aggregate of $500 of shares of Series D Preferred Stock, provided that, upon closing of any material business combination involving the Company that is approved by OFI, OFI agreed to purchase an additional $1,500 of shares of Series D Preferred Stock at a price of $0.65 per share. Notwithstanding the foregoing, from and after the date that stockholder approval of the conversion of shares issued under Remediation Agreement had been obtained, instead of purchasing shares of Series D Preferred Stock, OFI agreed to purchase shares of common stock at a price of $0.65 per share. On September 28, 2018, a first closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock. On October 31, 2018, a second closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of the Company’s Series D Preferred Stock. On November 29, 2018, a third closing under the Remediation Agreement was completed, pursuant to which OFI provided $100 to the Company in exchange for 153,846 shares of common stock. On December 31, 2018, OFI agreed, notwithstanding the investment schedule set forth in the Remediation Agreement, to provide the remaining funds to the Company, and the parties completed a final closing under the Remediation Agreement, pursuant to which OFI provided $1.6 million to the Company in exchange for 2,461,538 shares of common stock.

3.	The Company was required, as promptly as possible following the date of the Remediation Agreement (and in no event later than 30 days thereafter), to prepare and file a preliminary proxy statement relating to stockholder approval of the issuance of common stock upon conversion of all shares of Series C Preferred Stock and Series D Preferred Stock issued under the Remediation Agreement. The preliminary proxy statement was filed on September 27, 2018. The final proxy statement was filed on October 25, 2018 and mailed to the Company’s stockholders on or about October 31, 2018. A stockholder meeting to approve this matter was held on November 29, 2018, at which the stockholders approved to the Remediation Agreement. As a result, on November 29, 2018, all shares of Series D Preferred Stock issued to OFI were converted into 6,619,483 shares of common stock and all shares of Series C Preferred Stock issued to the Note Holders were converted into 7,485,627 shares of common stock.

4.	On September 24, 2018, in connection with the Remediation Agreement, the Company entered into the Registration Rights Agreement with OFI and the Note Holders.

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

In addition, the Remediation Agreement with OFI constitutes a firm forward purchase contract for an amount of $500 at $0.65 per share and an additional contingent purchase commitment of $1,500 in the event of a material business combination. Based on its terms (the fixed share price and number of shares) it was determined that the forward contract meets the scope exception requirements for derivative treatment under ASC 815 and therefore it is classified as an equity.

At the Exchange Date, in conjunction with the Remediation Agreement, the Note Holders’ existing common stock that had been previously exchanged in consideration for issuance of Series C Preferred Stock, OFI’s existing Redeemable Convertible Series B Preferred Stock were exchanged in consideration for issuance of Series D Preferred Stock and the remaining portion of the Option for OFI to purchase future Redeemable Convertible Series B Preferred Stock up to aggregate amount of $15 million had been cancelled for the future commitment of OFI to invest up to aggregate amount of $2,000.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Restricted Stock

On June 20, 2018, the Company’s board of directors approved an employment agreement with the former Chief Executive Officer, pursuant to which the Company agreed to issue 400,000 shares of common stock that will be vest over a 3-year period. One-third of the shares issued shall vest on each of the first anniversary and the two ensuing anniversaries of the date of execution of the employment agreement. The foregoing notwithstanding, the Chief Executive Officer shall fully vest in all of the shares if the Chief Executive Officer’s employment with the Company shall terminate upon the occurrence of a Change in Control as defined in the employment agreement. The closing price of the Company’s share at June 20, 2018 is $0.47 and therefore the overall expenses to be recorded amounted to $188. For the three months ended March 31, 2019, the Company recorded an expense of $29 as part of the general and administrative expenses in the Company’s Consolidated Statements of Comprehensive Loss. Issuance of these shares was subject to stockholder approval of the Company’s 2018 Equity Incentive Plan which was obtained at the 2018 annual meeting on November 29, 2018. Upon the Company’s closing of the Gadsden Purchase Agreement on April 5, 2019 as described in Note 6, the restricted stock became fully vested.

Common Stock Options

On April 18, 2018, the Company’s Board of Directors adopted the 2018 Equity Incentive Plan (the “2018 Plan”), which provides for grants of restricted stock, stock options and other forms of incentive compensation to officers, employees, directors and consultants. The Company is authorized to issue up to 5,000,000 shares of common stock under the 2018 Plan. The 2018 Plan became effective upon its approval by the stockholders on November 29, 2018. The Company’s previous plans, the Amended and Restated 2000 Non-Employee Director Stock Option Plan and the Amended and Restated 2005 Equity Compensation Plan, are no longer active. As March 31, 2019, only 1,000 options remained outstanding from those plans.

A summary of stock option transactions under these plans during the three months ended March 31, 2019 are as follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Term (in years)	Aggregate Intrinsic Value (*)
Outstanding at January 1, 2019	77,390	$95.27	3.3	$—

Granted	—	$—	—	$—
Exercised	—	—	—	—
Expired/cancelled	(76,390)	(95.54)	—	—
Outstanding at March 31, 2019	1,000	$75.00	3.92	$—
Exercisable at March 31, 2019	1,000	$75.00	3.92	$—

(*)	The aggregate intrinsic value represents the total intrinsic value (the difference between the deemed fair value of the Company’s Ordinary Shares on the last day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2019. This amount is impacted by the changes in the fair value of the Company’s shares.

The total equity-based compensation expense related to the Company’s equity-based awards, recognized during the three months ended March 31, 2019 and 2018, total the amounts of $32 and $21, respectively.

As of March 31, 2019, there was $112 of total unrecognized compensation cost related to non-vested stock awards that based on their original vesting terms was expected to be recognized over a weighted-average period of 2.5 years. Following the completion of the Gadsden Purchase Agreement described in Note 8, such compensation will be accelerated.

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained. As of March 31, 2019, an amount of $1.6 million related to corporate international unrecognized tax benefits is included in other accrued liabilities.

Taxes, which may apply in the event of a disposal of investments in subsidiaries, have not been included in computing the deferred taxes, as the Company anticipates it would liquidate those subsidiaries that can be closed on a tax free basis.

The Company files corporate income tax returns in the United States, both in the Federal jurisdiction and in various State jurisdictions. The Company is subject to Federal income tax examination for calendar years 2014 through 2018 and is also generally subject to various State income tax examinations for calendar years 2014 through 2018. Photo Therapeutics Limited files in the United Kingdom. Radiancy (Israel) Limited files in Israel. The Israeli subsidiary is subject to tax examination for calendar years 2014 through 2018.

During the three months ended March 31, 2019 and 2018, the Company recognized no income tax expense or benefit.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Note 8

Subsequent Events:

On May 2, 2019, the Company entered into a definitive sales contract, with an independent third party, for a land parcel located at 1039 Atwater Blvd, Atwater, CA 95301 (“the 1039 Atwater Property”). The 1039 Atwater Property is comprised of .89 acres zoned CC, Central Commercial, permitting a wide variety of commercial uses. The contracted sales price is $430 cash, net of delinquent property taxes, customary sales commissions and closing costs. The 1039 Atwater property is in escrow with a 45 day close scheduled for June 17, 2019. The carrying value of the 1039 Atwater Property was $430 as of March 31, 2019, and is included in Investment Properties, net, in the accompanying Condensed Consolidated Balance Sheet.

On April 29, 2019, the Company entered into a definitive sales contract, with an independent third party, for a land parcel located at 715 Atwater Blvd, Atwater, CA 95301 (“the 715 Atwater Property”). The 715 Atwater Property is comprised of .45 acres zoned RT permitting both commercial and residential uses. The contracted sales price is $225 cash, net of delinquent property taxes, customary sales commissions and closing costs. The 715 Atwater property is in escrow with a 30 day close scheduled for May 29, 2019. The carrying value of the 715 Atwater Property was $230 as of March 31, 2019, and is included in Investment Properties, net, in the accompanying Condensed Consolidated Balance Sheet.

Gadsden Transaction

The Stock Purchase Agreement

On March 13, 2019, the Company entered into a Stock Purchase Agreement with Gadsden Growth Properties, Inc., a Maryland corporation (“Gadsden”), pursuant to which Gadsden agreed to transfer and assign to the Company all of its general partnership interests and Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership (“OPCO”), the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of the Company’s common stock and newly designated 7% Series A Cumulative Convertible Perpetual Preferred Stock (the “7% Series A Preferred Stock”), Series B Non-Voting Convertible Preferred Stock (the “Non-Voting Series B Preferred Stock”) and newly designated 10% Series C Cumulative Convertible Preferred Stock (the “10% Series C Preferred Stock”) that is equal to the number of shares of Gadsden’s 10% Series C Cumulative Convertible Preferred (the “Gadsden Transaction”).

The Stock Purchase Agreement provided that certain shares (the “Holdback Shares”) of common stock to Gadsden would be subject to forfeiture based on the reconciliation and adjustment of the net asset value of Gadsden’s assets and Gadsden’s proposed real estate investments that have not closed as of the closing date of the Stock Purchase Agreement (such investments being the “Scheduled Investments”).

On April 5, 2019, the Company and Gadsden entered into Amendment No. 1 to Stock Purchase Agreement (“Amendment 1”) to amend certain provisions of the Stock Purchase Agreement as described below. Following such Amendment 1, closing of the transactions contemplated by the Stock Purchase Agreement was completed on April 5, 2019.

Pursuant to Amendment 1, Section 1(a) of the Stock Purchase Agreement was amended to revise the number of shares of 7% Series A Preferred Stock and Non-Voting Series B Preferred Stock to be issued at closing, as well as to revise the timing on issuance of the Holdback Shares. Pursuant to Amendment 1, on April 5, 2019, the Company issued to Gadsden 430,306,645 shares of common stock, 889,075 shares of 7% Series A Preferred Stock, 11,696,944 shares of Non-Voting Series B Preferred Stock and 2,498,682 shares of 10% Series C Preferred Stock. Amendment 1 provided that 278,178,750 Holdback Shares would be issued to Gadsden upon filing of an amendment to the Company’s Amended and Restated Articles of Incorporation (the “Charter Amendment Date”).

On May 2, 2019, the Company and Gadsden entered into Amendment No. 2 to Stock Purchase Agreement (“Amendment 2”) to (i) decrease the number of shares of common stock and Holdback Shares issued to Gadsden, and increase the number of shares of Non-Voting Series B Preferred Stock issued, as the result of an error in the original calculation of the shares to be issued; (ii) provide for the issuance of the Holdback Shares on the closing date, rather than the Charter Amendment Date; and (iii) provide for the issuance of certain of the shares of the Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock to FHDC Group, LLC (“FHDC”), a stockholder of Gadsden, in exchange for the equivalent number of shares of Gadsden held by it.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

Specifically, Amendment 2 provided that the Company issue the following securities as consideration under the Stock Purchase Agreement, as amended (the “Gadsden Purchase Agreement”): (i) to Gadsden, 229,101,205 shares of common stock, of which 110,477,220 shares are designed as Holdback Shares and will be held by Gadsden in a segregated account (the “Gadsden Specified Account”), which shall be subject to release in accordance with the terms of the Gadsden Purchase Agreement, and 118,623,985 shares of which will not be subject to the Gadsden Specified Account; (ii) to Gadsden, 889,075 shares of 7% Series A Preferred Stock; (iii) to Gadsden, 6,264,993 shares of Non-Voting Series B Preferred Stock; (iv) to Gadsden, 498,682 shares of 10% Series C Preferred Stock; (v) to FHDC, 5,432,000 shares of Non-Voting Series B Preferred Stock, subject to entry into the Exchange Agreement (as defined below); and (vi) to FHDC, 2,000,000 shares of 10% Series C Preferred Stock (together with the 5,432,000 shares of Non-Voting Series B Preferred Stock referred to above, the “FHDC Shares”), subject to entry into the Exchange Agreement.

In connection with Amendment 2, on May 2, 2019, the Company entered into a Cancellation and Exchange Agreement (the “Exchange Agreement”) with Gadsden and FHDC, pursuant to which FHDC agreed to cancel (i) 5,432,000 shares of its Series B Non-Voting Convertible Preferred Stock and (ii) 2,000,000 shares of its 10% Series C Cumulative Convertible Preferred Stock of Gadsden held by it in exchange for the FHDC Shares. On May 10, 2019, FDHC exercised its option to convert its Series B preferred shares into 132,667,366 shares of the Company’s Common Stock.

In order to effect the forgoing, on May 2, 2019, the Company cancelled 201,205,440 shares of common stock issued to Gadsden and Gadsden placed a number of its remaining shares equal to the Holdback Shares into the Gadsden Specified Account. In addition, in accordance with the terms of the Exchange Agreement, the Company cancelled 5,432,000 shares of Non-Voting Series B Preferred Stock and 2,000,000 shares of 10% Series C Preferred Stock issued to Gadsden and issued such shares to FHDC. On May 6, 2019, the Company also issued an additional 49 shares of Non-Voting Series B Preferred Stock to Gadsden.

The number of the Company’s shares issued to Gadsden was based upon an estimated net asset value of Gadsden of $212 million (the “Contract NAV”). The Contract NAV includes Gadsden’s assets and all of its Scheduled Investments. The Gadsden Purchase Agreement provides for a reconciliation and adjustment of the final net asset value of Gadsden as follows.

If the Contract NAV is more than the Gadsden final net asset value, then the difference (the “Shortfall”) will be settled by the transfer of shares of the Company’s common stock, at a value equal to 3.771023733 shares of common stock for each $1.00 of Shortfall if the Gadsden final net asset value is $80 million or more (and 2.860407207 for each $1.00 of Shortfall to the extent that the Gadsden final net asset value is less $80 million). The Shortfall will first be paid by transfer of Holdback Shares by Gadsden to the Company and such transferred shares will be cancelled. If the amount of the Shortfall is more than the value of the Holdback Shares, then the Company will issue more shares of common stock to its stockholders of record as of the closing date.

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

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

The Gadsden Purchase Agreement also contains a mechanism for issuing additional shares of common stock to Gadsden or the Company’s legacy stockholders, as applicable, if there is a loss determination. The Gadsden Purchase Agreement defines a loss determination as an event that gives rise to a loss due to a breach of a representation and warranty by a party or the failure of a covenant to be performed by a party that was not fully performed, in each case, after consideration of any express waiver or amendment. After the amount of a loss has been determined in accordance with the procedures set forth in the Gadsden Purchase Agreement, the amount of the loss will be paid by the Company as follows: (i) if the Company’s Board determines that the amount of the loss will be paid in cash, then such amount will be paid by check payable to the order of Gadsden or the Company’s legacy stockholders; or (ii) if the Company’s Board does not determine that the amount of the loss will be paid in cash, then such amount will be paid by the Company issuing and delivering shares of common stock with an aggregate fair value equal to the amount of the loss to Gadsden or the Company’s legacy stockholders. The Gadsden Purchase Agreement provides that no loss will be determined until the aggregate amount of losses claimed exceeds $100, it being acknowledged that from and after such threshold, all losses shall be subject to adjustment as set forth above.

Termination of Merger Agreement

The parties had previously, on November 8, 2018, entered into an agreement and plan of merger (the “Merger Agreement”), among the Company, FC Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company (“FC Merger Sub”), Gadsden and OPCO, pursuant to which, subject to the terms and conditions of the Merger Agreement, FC Merger Sub agreed to merge with and into Gadsden, with Gadsden surviving the merger as a wholly-owned subsidiary of the Company, which would have been converted into Gadsden Properties, Inc., a Maryland corporation, immediately prior to the merger. On December 27, 2018, January 14, 2019 and January 25, 2019, the parties entered into amendments to amend certain provisions of the Merger Agreement described therein.

In connection with the proposed transaction contemplated in the Merger Agreement, on November 9, 2018, the Company and Gadsden filed a Registration Statement on Form S-4 (No. 333-228304), which included a joint proxy statement of the Company and Gadsden that also constitutes a prospectus of Gadsden Properties, Inc. (as amended, the “Registration Statement”).

As part of the Gadsden Purchase Agreement described above, on March 13, 2019, the parties to the Merger Agreement entered into a letter agreement to terminate the Merger Agreement and the Company withdrew the Registration Statement.

Accounting Treatment

For accounting purposes, Gadsden is considered to be acquiring the Company in the Gadsden Transaction. Gadsden was determined to be the “accounting acquirer” based upon the terms of the Gadsden Purchase Agreement which results in the following: (i) Gadsden owning at least 229,101,205 shares of the Company’s common stock and all of the Company’s preferred stock, which gives them approximately 96.25% of the common shares of the Company on a fully-diluted basis following the closing of the Gadsden Purchase Agreement (subject to adjustment as provided for in the Gadsden Purchase Agreement), (ii) Gadsden directors holding a majority of board seats in the Company and (iii) Gadsden management holding all key positions in the management of the Company. Consequently, in accordance with the provisions of Accounting Standards Codification Subtopic 805-40, “Business Combinations: Reverse Acquisitions”, the Gadsden Purchase Agreement will be accounted for as a reverse acquisition using the acquisition method of accounting. Accordingly, the financial statements of Gadsden will be treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged of the Company being included only from April 6, 2019 and thereafter.

Acquired Assets

OPCO is a Delaware limited partnership that was formed on November 1, 2016. The Company is now the sole general partner. Except as otherwise expressly provided in the partnership agreement, the Company, as the general partner, has the exclusive right and full authority and responsibility to manage and operate OPCO’s business. OPCO’s partnership agreement provides for pro rata distributions, except as otherwise agreed, and the right to convert the OPCO units to shares of the Company’s Common Stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

OPCO owns, directly or through one or more subsidiaries, the properties listed below.

Mission Hills Square

On January 31, 2019, Gadsden acquired from FDHC, LLC (the “Seller”) all of the outstanding shares of Fremont Hills Development Corporation, a California corporation (“Fremont”), which owns a property known as Mission Hills Square, for approximately $240 million in a combination of cash and stock. In addition, Gadsden paid other consideration for this transaction to First Capital Master Advisor LLC and to affiliates of a Gadsden board member. On February 8, 2019, Gadsden transferred all of its shares of Fremont to OPCO.

Mission Hills Square is a new mixed-use development located in Fremont, California and slated for completion in October 2019. Situated in the foothills of the San Francisco Bay Area along Highway 680, Mission Hills Square will offer 158 residential apartment units and more than 53,900 square feet of commercial retail space. Mission Hills future commercial tenants are anticipated to include retail stores, sit-down restaurants, and casual eateries that will serve not only the residents of Mission Hills but also the populations that live in the surrounding areas, as Mission Hills Square will be an easily accessible shopping and dining destination.

Fremont has entered into a Construction Loan Agreement, dated January 1, 2018, with Parkview Financial Fund 2015, LP and Trez Capital (2016) Corporation (the “Loan Agreement”) for a loan of up to $65,000 for construction of this project. As of March 31, 2019, Fremont has borrowed $35,300 under the Loan Agreement, which matures on July 31, 2019, subject to the payment of an extension fee of $680 in accordance with the terms of the Loan Agreement payable in full on or prior to June 30, 2019. The Seller is responsible for payment of the extension fee, but there can be no assurance that the Seller will make this payment. Should the payment not be made, the project may not be completed on time, or at all. The extension will give the Seller an additional six months in which to complete the project, which is anticipated to be more time than is necessary to do so. The Seller has agreed to complete construction of the Mission Hills Square project and the Seller and its principals continue to have personal and other guarantees of the Loan Agreement.

Sacramento Home Lots

On June 30, 2018, OPCO, through its subsidiaries Gadsden Roseville, LLC and Gadsden Jesse, LLC, acquired two separate investment parcels, referred to as Roseville and Jessie, as part of a single acquisition, for an aggregate purchase price of $3,408 that was paid primarily by issuing shares of Gadsden’s Series A Preferred Stock and the acquisition subsidiaries assuming the existing senior mortgage loans of an initial aggregate amount of approximately $1.,223: (i) $450 with respect to the Roseville parcel (the “ Roseville Loan ”); and (ii) $770 with respect to the to the Jessie parcel (the “ Jessie Loan ”). The Roseville Loan and the Jessie Loan each have an interest rate of 12% per annum and were due October 1, 2013, with respect to the Roseville Loan and September 1, 2014, with respect to the Jessie Loan. The maturity of these obligations has been extended to the end of the second quarter of 2019. The aggregate obligations under the Roseville Loan and the Jessie Loan as of December 31, 2018 is $1,867.

The Roseville parcel is located on Roseville Road in Sacramento, California and is an approximately 9.6 acres parcel that is entitled for the development of approximately 65 small lot single family detached homes. The Jessie parcel is located on Jessie Avenue in Sacramento, California and is an approximately 13.6-acre parcel that is entitled for the development of 94 small lot single family detached homes. The parcels are in established residential neighborhoods.

Preferred Stock Terms

The terms of the 7% Series A Preferred Stock are governed by a certificate of designation (the “Series A Certificate of Designation”) filed by the Company with the Nevada Secretary of State on April 5, 2019. Pursuant to the Series A Certificate of Designation, the Company designated 1,600,000 shares of its preferred stock as 7% Series A Preferred Stock. Following is a summary of the material terms of the 7% Series A Preferred Stock:

●	Stated Value. The 7% Series A Preferred Stock has a stated original issue value equal to $25.00 per share (the “Series A Original Issue Price”).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

●	Ranking. The 7% Series A Preferred Stock will, with respect to rights to receive dividends and to participate in distributions or payments upon liquidation, dissolution or winding up of the Company, rank (a) senior to the Common Stock, the Non-Voting Series B Preferred Stock, the 10% Series C Preferred Stock and any other class of securities authorized that is specifically designated as junior to the 7% Series A Preferred Stock (the “Series A Junior Securities”) and (b) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the 7% Series A Preferred Stock as to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company, other than the capital stock referred to in clause (a) (the “Series A Parity Securities”).

●	Dividends. Each holder of 7% Series A Preferred Stock shall be entitled to receive cumulative dividends on each share of 7% Series A Preferred Stock held at the rate of seven percent (7%) per annum of the Series A Original Issue Price from date on which the applicable share of 7% Series A Preferred Stock was issued (the “Series A Original Issue Date”) or the Series A Dividend Payment Date (as defined below) for which a dividend has been paid, as applicable; provided, however, that such rate shall increase by one quarter of one percent (0.25%) per fiscal quarter beginning on the seven (7) year anniversary of the Series A Original Issue Date up to a maximum rate of twelve percent (12%) per annum; and provided further, that upon an Event of Default (as defined in the Series A Certificate of Designation), such rate, as applicable, shall be increased by 5% per annum for so long as such Event of Default continues. Dividends which have accrued as of any applicable date with respect to the 7% Series A Preferred Stock and remain unpaid as of such date are referred to as “Series A Accrued Dividends.” Dividends shall accrue and be cumulative on each share of the 7% Series A Preferred Stock commencing on the Series A Original Issue Date of such share or the Series A Dividend Payment Date for which a dividend has been paid, as applicable. Series A Accrued Dividends shall be computed and paid by the Company or accrued quarterly on the 15th day of April, July, October and January of each year (in respect of the quarterly periods ending March 31, June 30, September 30 and December 31), or if any such date is not a business day, on the business day next succeeding such day (each such date, regardless of whether any dividends have been paid or declared and set aside for payment on such date, a “Series A Dividend Payment Date”). In lieu of paying the Series A Accrued Dividends in cash, at the option of the Company, the Company may pay Series A Accrued Dividends in shares of common stock (the “Series A Dividend Shares”). In the event the Company so elects, the total Series A Dividend Shares issuable shall be equal to the total amount of Series A Accrued Dividends which the Company has elected to pay in shares of common stock divided by a price per share equal to the VWAP (as defined in the Series A Certificate of Designation) per share of common stock during the twenty (20) consecutive trading days prior to the Series A Dividend Payment Date, rounded up to the nearest whole share of common stock. So long as any shares of 7% Series A Preferred Stock are outstanding, unless the Series A Accrued Dividends have been paid in full:

●	no dividends shall be authorized and declared or paid or set apart for payment on any series or class or classes of Series A Parity Securities for any period unless full cumulative dividends have been declared and paid or are contemporaneously declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the 7% Series A Preferred Stock for all prior dividend periods; and

●	no dividends (other than dividends or distributions paid solely in Series A Junior Securities of, or in options, warrants or rights to subscribe for or purchase, Series A Junior Securities) shall be authorized and declared or paid or set apart for payment or other distribution authorized and declared or made upon Series A Junior Securities, nor shall any Series A Parity Securities or Series A Junior Securities be redeemed, purchased or otherwise acquired for any consideration (other than a redemption, purchase or other acquisition of common stock made for purposes of and in compliance with requirements of an employee incentive or benefit plan of the Company or any subsidiary and other than for a Permitted Redemption (as defined in the Series A Certificate of Designation) by the Company, directly or indirectly (except by conversion into or exchange for Series A Junior Securities).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

●	Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event (as defined in the Series A Certificate of Designation), the holders of 7% Series A Preferred Stock then outstanding shall be entitled to be paid a liquidation preference out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Series A Junior Securities by reason of their ownership thereof, but pari passu with the holders of shares of Series A Parity Securities on a pro rata basis in an amount per share equal to the Series A Original Issue Price, plus any Series A Accrued Dividends. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of 7% Series A Preferred Stock the full amount to which they shall be entitled, the holders shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

●	Voting. The holders of 7% Series A Preferred Stock, exclusively and as a separate class and by the vote or written consent of holders of a majority of the issued and outstanding shares of 7% Series A Preferred Stock (the “Series A Requisite Holders”), shall be entitled to appoint one (1) observer to the Company’s board of directors and elect one (1) director; provided that upon an Event of Default, the holders, by the vote or written consent of the Series A Requisite Holders, shall be entitled to appoint two (2) directors as long as such Event of Default is continuing. Any director elected as provided in the preceding sentence may be removed without cause by, and only by, the Series A Requisite Holders. A vacancy in any directorship filled by the holders of 7% Series A Preferred Stock shall be filled only by vote or written consent of the Series A Requisite Holders or by any remaining director or directors elected by the holders of 7% Series A Preferred Stock. Notwithstanding the foregoing no individual shall be permitted to serve on the board of directors or be an observer to the board of directors if he or she or any of his or her affiliates would cause the Company to be disqualified to use Section 506 of Regulation D promulgated under the Securities Act of 1933, as amended, under Section 506(d) thereunder or if any such individual or affiliate is subject to a legal proceeding by any governmental or regulatory authority with respect to the events described in such section. At any time commencing on any Series A Dividend Payment Date on which the Company pays Series A Accrued Dividends with Series A Dividend Shares through the subsequent Series A Dividend Payment Date on which the Company pays Series A Accrued Dividends in cash, for all matters other than such matters where holders of 7% Series A Preferred Stock have a separate vote as a single class, each holder shall be entitled to the number of votes equal to the number of shares of common stock into which such holder’s shares of 7% Series A Preferred Stock could be converted and shall have voting rights and powers equal to the voting rights and powers of the common stock (except as otherwise expressly provided in the Series A Certificate of Designation or as required by law, voting together with the common stock as a single class on an as-converted basis) and shall be entitled to notice of any stockholders’ meeting. Except as provided by law or by the other provisions of the Series A Certificate of Designation, the holders of 7% Series A Preferred Stock shall not have any other voting rights. However, as long as any shares of 7% Series A Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the Series A Requisite Holders:

●	following the Series A Original Issue Date, issue any shares of 7% Series A Preferred Stock (other than in connection with the acquisition of assets in a transaction that is approved by the Series A Requisite Holders) or any other class of equity securities that is a Parity Security or any class of equity securities senior in rights to the 7% Series A Preferred Stock, whether with respect to dividend and other distribution rights, preference or other rights on redemption, liquidation, dissolution or winding-up of the Company or otherwise;

●	alter or change adversely the powers, preferences or rights given to the 7% Series A Preferred Stock or alter or amend the Series A Certificate of Designation;

●	amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders of 7% Series A Preferred Stock;

●	redeem any shares of preferred stock or common stock (other than pursuant to employee or consultant agreements giving the Company the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by the board of directors);

●	enter into any agreement with respect to any of the foregoing;

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

●	enter into any agreement, amend or modify any existing agreement or obligation, or issue any security that prohibits, conflicts or is inconsistent with, or would be breached by, the Company’s performance of its obligations under the Series A Certificate of Designation.

●	Redemption. Unless prohibited by Nevada law governing distributions to stockholders, any or all of the outstanding shares of 7% Series A Preferred Stock may be redeemed by the Company at a price per share equal to the Series A Original Issue Price, plus Series A Accrued Dividends through and including the date of such redemption. The Company must send written notice of the redemption to each holder of record of 7% Series A Preferred Stock not less than forty (40) days prior to each redemption date. Any shares of 7% Series A Preferred Stock that are redeemed or otherwise acquired by the Company or any of its subsidiaries shall be automatically and immediately cancelled and retired and shall not be reissued, sold or transferred.

●	Conversion. From and after the date that is twenty-one (21) consecutive trading days after the date that common stock is listed or admitted for trading on any trading market (which includes OTC markets), holders of 7% Series A Preferred Stock, at their option, and subject to the conversion limitations set forth below, may, at any time and from time to time, convert some or all of their outstanding shares of 7% Series A Preferred Stock into common stock at the then applicable Series A Conversion Rate. The “Series A Conversion Rate” means the number of shares of common stock equal to (x) the Series A Original Issue Price divided by (y) the VWAP per share of common stock during the twenty (20) consecutive trading days prior to the applicable conversion date. VWAP is defined, generally, under the Series A Certificate of Designation as the volume weighted average price for common stock on the applicable trading market (which includes OTC markets), or if the common stock is not so listed and admitted for trading, then other cases, the fair value of a share of common stock as determined by an independent appraiser selected in good faith by a holder of the 7% Series A Preferred Stock and reasonably acceptable to the Company, or the value as agreed by the Series A Requisite Holders and the Company, in each case, subject to the VWAP Minimum Price. The “VWAP Minimum Price” is defined as the following amounts on the following dates or periods: (i) from the first Series A Original Issue Date to the date that is the earlier of (a) nine months after the Series A Original Issue Date or (b) 90 days after the date that the shares of common stock are listed for trading on any national exchange (e.g., the New York Stock Exchange or any market of NASDAQ), the VWAP Minimum Price shall be equal to the Net Asset Value (as defined in the Series A Certificate of Designation) per share as of the Series A Original Issue Date; and (ii) from and after the foregoing date, the VWAP Minimum Price shall be equal to $0.0499 (which amount shall be automatically adjusted to share splits, combinations, reclassifications and similar events). Notwithstanding the foregoing, the Company shall not effect a conversion to the extent that the Company does not have sufficient authorized shares of common stock. The Company must use its commercially reasonable efforts to file an amendment to its Amended and Restated Articles of Incorporation as promptly as possible to increase its authorized shares of common stock to reserve a sufficient number of shares for conversion of the 7% Series A Preferred Stock.

●	Mergers and Business Combinations. In the event of any recapitalization, reclassification or change of common stock (other than changes resulting from a subdivision or combination); a consolidation, merger or combination involving the Company; a sale, conveyance or lease to another corporation of all or substantially all of the Company’s property and assets (other than to one or more of its subsidiaries); or a statutory share exchange (each, a “Business Combination”), which in each case, in each case, as a result of which holders of common stock are entitled to receive stock, other securities, other property or assets (including cash or any combination thereof) with respect to or in exchange for common stock, a holder of 7% Series A Preferred Stock shall be entitled thereafter to convert such shares of 7% Series A Preferred Stock into the kind and amount of stock, other securities or other property or assets (including cash or any combination thereof) which the holder would have owned or been entitled to receive upon such business combination as if such holder held a number of shares of common stock equal to the Series A Conversion Rate in effect on the effective date for such business combination, multiplied by the number of shares of 7% Series A Preferred Stock held by such holder. In the event that holders of common stock have the opportunity to elect the form of consideration to be received in such Business Combination, the Company shall make adequate provision whereby the holders of 7% Series A Preferred Stock shall have a reasonable opportunity to determine the form of consideration into which all of the shares of 7% Series A Preferred Stock, treated as a single class, shall be convertible from and after the effective date of such Business Combination. Such determination shall be based on the weighted average of elections made by the holders who participate in such determination, shall be subject to any limitations to which all holders of common stock are subject, such as pro rata reductions applicable to any portion of the consideration payable in such Business Combination, and shall be conducted in such a manner as to be completed by the date which is the earliest of (1) the deadline for elections to be made by holders of common stock and (2) two business days prior to the anticipated effective date of the Business Combination.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

The terms of the Non-Voting Series B Preferred Stock are governed by a certificate of designation, originally filed by the Company with the Nevada Secretary of State on April 5, 2019 and amended and restated pursuant to an amendment to certificate of designation filed by the Company with the Nevada Secretary of State on May 6, 2019 (as amended, the “Series B Certificate of Designation”). Pursuant to the Series B Certificate of Designation, the Company designated 11,696,993 shares of its preferred stock as Non-Voting Series B Preferred Stock. Following is a summary of the material terms of the Non-Voting Series B Preferred Stock:

●	Stated Value. The Non-Voting Series B Preferred Stock has a stated original issue value equal to $10.00 per share.

●	Ranking. The Non-Voting Series B Preferred Stock will, with respect to rights to receive dividends and to participate in distributions or payments upon liquidation, dissolution or winding up of the Company, rank (a) senior to the common stock and any other class of securities authorized that is specifically designated as junior to the Non-Voting Series B Preferred Stock (the “Series B Junior Securities”), (b) junior to the 7% Series A Preferred Stock, and (c) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Non-Voting Series B Preferred Stock as to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company, other than the capital stock referred to in clause (a) (the “Series B Parity Securities”).

●	Dividends. The Non-Voting Series B Preferred Stock will participate fully with respect to all distributions and dividends made to the holders of the common stock and each holder of Non-Voting Series B Preferred Stock shall receive the same dividend or distribution as if such shares of Non-Voting Series B Preferred Stock were converted to shares of common stock immediately prior to the applicable record date for such common stock dividend or distribution, and the record date for the shares of Non-Voting Series B Preferred Stock for any such dividend or distribution shall be the same as the applicable record date for the common stock.

●	Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event (as defined in the Series B Certificate of Designation), then the holders of the Non-Voting Series B Preferred Stock shall be entitled to be paid a liquidation preference out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Series B Junior Securities by reason of their ownership thereof, but pari passu with the holders of shares of Series B Parity Securities on a pro rata basis, in an amount per share equal to $0.01.

●	Voting. The Non-Voting Series B Preferred Stock will have no voting rights other than to approve the amendment to the Company’s articles of incorporation that change any of the terms and provisions of the Non-Voting Series B Preferred Stock in a manner that is adverse to the holders of the Non-Voting Series B Preferred Stock, which approval may be effected by the holders of a majority of the issued and outstanding shares of Non-Voting Series B Preferred Stock.

●	Optional Conversion. Holders of Non-Voting Series B Preferred Stock may, at their option, at any time and from time to time, convert some or all of their outstanding shares of Non-Voting Series B Preferred Stock into common stock at the then applicable Series B Conversion Rate. The “Series B Conversion Rate” means 24.4233:1 so that each share of Non-Voting Series B Preferred Stock will be converted into 24.4233 shares of common stock, subject to adjustment for any stock splits, stock combinations, recapitalizations or similar transactions, or as provided in the Certificate of Designation. Notwithstanding the foregoing, no such conversion shall be permitted to the extent that the Company does not have sufficient authorized shares of common stock. The Company agreed to use its commercially reasonable efforts to file an amendment to its Amended and Restated Articles of Incorporation as promptly as possible to increase its authorized shares of common stock.

●	Automatic Conversion. All of the issued and outstanding shares of the Non-Voting Series B Preferred Stock shall be converted to shares of common stock at the Series B Conversion Rate on October 2, 2019 or such earlier date as permitted by the Company is in its sole and absolute discretion; provided that no such conversion shall be permitted prior to the date that the Company files an amendment to its Amended and Restated Articles of Incorporation to increase its authorized shares of common stock.

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

●	Mergers and Business Combinations. The Series B Certificate of Designation contains the same provision regarding mergers and business combinations as the Series A Certificate of Designation.

The terms of the 10% Series C Preferred Stock are governed by a certificate of designation (the “Series C Certificate of Designation”) filed by the Company with the Nevada Secretary of State on April 5, 2019. Pursuant to the Series C Certificate of Designation, the Company designated 11,000,000 shares of its preferred stock as 10% Series C Preferred Stock. Following is a summary of the material terms of the 10% Series C Preferred Stock:

●	Stated Value. The 10% Series C Preferred Stock has a stated original issue value equal to $10.00 per share (the “Series C Original Issue Price”).

●	Ranking. The 10% Series C Preferred Stock will, with respect to rights to receive dividends and to participate in distributions or payments upon liquidation, dissolution or winding up of the Company, rank (a) senior to the common stock, the Non-Voting Series B Preferred Stock, and any other class of securities authorized that is specifically designated as junior to the 10% Series C Preferred Stock (the “Series C Junior Securities”), (b) junior to the 7% Series A Preferred Stock, and (c) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the 10% Series C Preferred Stock as to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company, other than the capital stock referred to in clauses (a) and (b) (the “Series C Parity Securities”).

●	Dividends. Each holder of 10% Series C Preferred Stock shall be entitled to receive cumulative dividends on each share of 10% Series C Preferred Stock held at the rate of ten percent (10%) per annum of the Series C Original Issue Price from date on which the applicable share of 10% Series C Preferred Stock was issued (the “Series C Original Issue Date”) or the Series C Dividend Payment Date (as defined below) for which a dividend has been paid, as applicable, payable as follows: (i) eight percent (8%) per annum of the Series C Original Issue Price shall be payable in cash (the “Cash Dividend”) and (ii) two percent (2%) per annum of the Series C Original Issue Price (the “Payment in Kind Dividend”) shall be paid to each holder of 10% Series C Preferred Stock by the Company issuing additional shares of 10% Series C Preferred Stock. Dividends which have accrued as of any applicable date with respect to the 10% Series C Preferred Stock and remain unpaid as of such date are referred to as “Series C Accrued Dividends.” Dividends shall accrue on each share of the 10% Series C Preferred Stock commencing on the Series C Original Issue Date of such share or the Series C Dividend Payment Date for which a dividend has been paid, as applicable. Dividends shall be paid quarterly on the 15th day of April, July, October and January of each year (in respect of the quarterly periods ending March 31, June 30, September 30 and December 31), or if any such date is not a business day, on the business day next succeeding such day (each such date, regardless of whether any dividends have been paid or declared and set aside for payment on such date, a “Series C Dividend Payment Date”). All dividends payable in stock shall be paid by the Company issuing shares of 10% Series C Preferred Stock (“Series C Dividend Shares”). The aggregate number of Series C Dividend Shares as of any Series C Dividend Payment Date shall be equal to the aggregate Payment in Kind Dividend then accrued as of such Series C Divided Payment Date, divided by the Series C Original Issue Price. So long as any shares of 10% Series C Preferred Stock are outstanding, unless the Series C Accrued Dividends have been paid in full:

● no dividends shall be authorized and declared or paid or set apart for payment on any series or class or classes of Series C Parity Securities for any period unless full cumulative dividends have been declared and paid or are contemporaneously declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the 10% Series C Preferred Stock for all prior dividend periods; and

● no dividends (other than dividends or distributions paid solely in Series C Junior Securities of, or in options, warrants or rights to subscribe for or purchase, Series C Junior Securities) shall be authorized and declared or paid or set apart for payment or other distribution authorized and declared or made upon Series C Junior Securities, nor shall any Series C Parity Securities or Series C Junior Securities be redeemed, purchased or otherwise acquired for any consideration (other than a redemption, purchase or other acquisition of common stock made for purposes of and in compliance with requirements of an employee incentive or benefit plan of the Company or any subsidiary by the Company, directly or indirectly (except by conversion into or exchange for Series C Junior Securities).

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

●	Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event (as defined in the Series C Certificate of Designation), unless the holders of 10% Series C Preferred Stock, voting as a single class, at a meeting of such holders elect that a transaction is not a Deemed Liquidation Event, the holders of 10% Series C Preferred Stock then outstanding shall be entitled to be paid a liquidation preference out of the assets of the Company available for distribution to its stockholders: (i) after payment, and subordinate to, the full payment then owed to the holders of 7% Series A Preferred Stock; (ii) before any payment shall be made to the holders of Series C Junior Securities by reason of their ownership thereof, and (iii) pari passu with the holders of shares of Series C Parity Securities on a pro rata basis in an amount per share equal to the Series C Original Issue Price, plus any Series C Accrued Dividends. If upon any such liquidation, dissolution or winding up of the Company or Deemed Liquidation Event, the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of 10% Series C Preferred Stock the full amount to which they shall be entitled, the holders shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

●	Voting. Subject to the provisions of the Series C Certificate of Designation, on any matter presented to the stockholders of the Company for their action or consideration at any meeting of stockholders of the Company (or by written consent of stockholders in lieu of meeting), each holder of 10% Series C Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of common stock into which the shares of 10% Series C Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter (subject to the conversion limitations described below) and shall be entitled to notice of any stockholders’ meeting. Except as provided by law or by the other provisions of the Series C Certificate of Designation, the holders shall vote together with the holders of shares of common stock and 7% Series A Preferred Stock, on an as converted basis, as a single class. In addition, as long as any shares of 10% Series C Preferred Stock are outstanding, the Company shall not, without the affirmative vote of holders of sixty-six and two-thirds percent (66-2/3%) of the issued and outstanding shares of 10% Series C Preferred Stock (the “Series C Requisite Holders”):

	●	except for the issuance of up to 500,000 additional shares of 7% Series A Preferred Stock, create or issue any class of equity securities or other security convertible into or exercisable for any equity security that, in each case, has rights, preferences or privileges senior to the 10% Series C Preferred Stock, whether with respect to dividend and other distribution rights, preference or other rights on redemption, liquidation, dissolution or winding-up of the Company or otherwise;

	●	alter or change adversely the powers, preferences or rights given to the 10% Series C Preferred Stock or alter or amend the Series C Certificate of Designation;

	●	amend its articles of incorporation, bylaws or any other certificates of designation of the Company in a manner that adverse to the rights of the holders of the 10% Series C Preferred Stock;

	●	pay any divided on account to any of the capital stock of the Company, other than on account of the 7% Series A Preferred Stock or the 10% Series C Preferred Stock unless all accrued dividends on the 7% Series A Preferred Stock and the Series C Accrued Dividends are paid in full, pay any dividend on any capital stock (other than dividends on the outstanding 7% Series A Preferred Stock), provided, however, that if the Series C Requisite Holders approve the payment of dividends on the common stock, then each holder will participate in such common stock dividend on a pro rata basis assuming all shares of 10% Series C Preferred Stock have been converted into common stock on the record date of such divided distribution;

	●	incur any indebtedness other than indebtedness incurred in the ordinary course and: (i) the debt of the Company or any of its subsidiaries existing on the date of the first issuance of shares of the 10% Series C Preferred Stock, including convertible promissory notes, (ii) refinancing such existing debt on terms similar in all material respects, (iii) mortgages for real estate assets and/or properties, or (iv) purchase money indebtedness or deferred acquisition payments directly related to real estate investments; provided that the aggregate of such permitted indebtedness does not reduce the net asset value of the real estate investments (free and clear of mortgages and other financing obligations) below the greater of: $75 million or 300% of the aggregate of the Series C Original Issue Price for the shares of 10% Series C Preferred Stock that are issued and outstanding and issued for cash purchase price;

FC GLOBAL REALTY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share amounts)

(unaudited)

	●	unless all accrued dividends on the 7% Series A Preferred Stock and the Series C Accrued Dividends are paid in full, redeem any shares of the Company’s preferred stock (other than shares of the 7% Series A Preferred Stock) or common stock (other than pursuant to employee or consultant agreements giving the Company the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by the board of directors);

	●	enter into any agreement with respect to any of the foregoing; or

	●	enter into any agreement, amend or modify any existing agreement or obligation, or issue any security that prohibits, conflicts or is inconsistent with, or would be breached by, the Company’s performance of its obligations under the Series C Certificate of Designation.

●	Conversion. All of the shares of 10% Series C Preferred Stock shall automatically be converted without any action on the part of holders into shares of common stock at the applicable Series C Conversion Rate upon the first to occur of: (i) the thirtieth (30th) day after the listing of the common stock on a national exchange; or (ii) the closing date of an underwritten public offering of the common stock providing aggregate gross proceeds to the Company equal to, or in excess of, $15,000,000. The “Series C Conversion Rate” means the number of shares of common stock equal to the Series C Original Issue Price divided by eighty percent (80%) of: (x) the VWAP per share of common stock during the twenty (20) consecutive trading days prior to the applicable conversion date, or (y) in the event of an automatic conversion occurring based on the event described clause (ii) above, the price per share in the public offering. In addition, from and after the date that is thirty (30) consecutive trading days after the date that the common stock is listed or admitted for trading on any trading market (which includes OTC markets), holders of 10% Series C Preferred Stock, at their option, and subject to the conversion limitations set forth below, may, at any time and from time to time, convert some or all of their outstanding shares of 10% Series C Preferred Stock into common stock at the then applicable Series C Conversion Rate. VWAP is defined, generally, under the Series C Certificate of Designation as the volume weighted average price for common stock on the applicable trading market (which includes OTC markets), or if the common stock is not so listed and admitted for trading, then other cases, the fair value of a share of common stock as determined in good faith by the board of directors; provided that if the common stock is not listed or quoted on a trading market, then the VWAP is subject to a minimum price per share of $0.05. Notwithstanding the foregoing, conversion of the 10% Series C Preferred Stock is subject to the following conversion limitations.

	●	The Company shall not effect a conversion to the extent that the Company does not have sufficient authorized shares of common stock. The Company must use its commercially reasonable efforts to file an amendment to its Amended and Restated Articles of Incorporation as promptly as possible to increase its authorized shares of common stock to reserve a sufficient number of shares for conversion of the 10% Series C Preferred Stock.

	●	The Company shall not effect any conversion, and a holder shall not have the right to convert shares of its 10% Series C Preferred Stock to the extent that after giving effect to the issuance of shares of common stock upon conversion thereof, the holder (together with the holder’s affiliates), would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” is equal to 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion. Upon no fewer than 61 days’ prior notice to the Company, a holder may increase or decrease the Beneficial Ownership Limitation. Any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Company and shall only apply to such holder and no other holder of shares of 10% Series C Preferred Stock. The number of shares of common stock beneficially owned by the holder and its affiliates shall include the number of shares of common stock issuable upon conversion with respect to which such determination is being made, but shall exclude the number of shares of common stock which would be issuable upon (i) conversion of the remaining shares of 10% Series C Preferred Stock beneficially owned by the holder or any of its affiliates and (B) exercise or conversion of the unexercised or non-converted portion of any other securities of the Company, subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder or any of its affiliates. Except as set forth in the preceding sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

●	Mergers and Business Combinations. The Series C Certificate of Designation contains the same provision regarding mergers and business combinations as the Series A Certificate of Designation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Special Note Regarding Forward Looking Statements

This report and the other materials we have filed or will file with the U.S. Securities and Exchange Commission, or the SEC, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including, but not limited to, statements regarding our business strategy, expectations and plans regarding our future operations and our future financial position. When used in this report or in the other materials we have filed or will file with the SEC, the words “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “indicate,” “seek,” “project,” “plan,” “could,” “should” or “would” and similar expressions are intended to identify forward-looking statements. Among the factors that could cause or contribute to material differences between our actual results and those indicated from the forward-looking statements are risks and uncertainties inherent in our business, including, but not limited to:

●	our ability to successfully integrate the acquired real estate assets;

●	our ability to retain key employees;

●	demand fluctuations in the real estate industry;

●	adverse changes in economic conditions in markets where our real estate investments may be made;

●	possible decreases in the market value of our future real estate investments;

●	our ability to obtain adequate financing to fund our future property acquisitions and project developments;

●	the possibility that we may not recover our advance costs in each real estate development project;

●	our reliance on subcontractors to construct each property, and on building supply companies to provide components for each property’s construction;

●	competition in the real estate industry;

●	the possibility that legal challenges or governmental regulations may delay the start or completion of construction on our projected real estate ventures, increase our expenses, or limit our construction activities;

●	the potential for increased costs or shortages of labor or components, or other circumstances beyond our control;

●	our ability to continue as a going-concern;

●	our ability to raise capital when needed; and

●	the results of current or future litigation.

Additional factors that could cause or contribute to such differences include, but are not limited to, those discussed under Item 1A. “Risk Factors” included in our annual report on Form 10-K for the year ended December 31, 2018. Except as required by law, the Company does not intend to update these forward-looking statements publicly or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, readers are cautioned not to place undue reliance on such forward-looking statements.

Our Company

Our company, founded in 1980, has transitioned from its former business as a skin health company to a company focused on real estate development and asset management, concentrating primarily on investments in, and the management and development of, income producing real estate assets.

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

Existing Portfolio

As of March 31, 2019, our real estate portfolio consisted of the following properties.

In 2017, we acquired (i) three vacant land sites intended for development as gas stations in northern California, (ii) a majority membership interest in a limited liability company that owns a vacant land site located in Northern California, and (iii) an interest in a limited liability company which owns property located in Los Lunas, New Mexico being developed as a single family residential development. As discussed below, we have entered into contracts to sell two of these vacant land sites.

In 2018, our subsidiary, RETPROP I, LLC, completed the acquisition of a 7,738 square foot medical office building in Dayton, Ohio. The building’s former owner, and current tenant, a medical practice, has entered into a lease with us to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

On January 14, 2019, we acquired, from Gadsden (as defined below), a preferred interest in Gadsden Roseville, LLC, which is the sole owner of a parcel located on Roseville Road in Sacramento, California, for a cash payment of $350,000. The Roseville parcel is an approximately 9.6 acres parcel that is titled for the development of approximately 65 small lot single family detached homes.

Recent Developments

On May 2, 2019, we entered into a definitive sales contract, with an independent third party, for a land parcel located at 1039 Atwater Blvd, Atwater, CA 95301 (“the 1039 Atwater Property”). The 1039 Atwater Property is comprised of .89 acres zoned CC, Central Commercial, permitting a wide variety of commercial uses. The contracted sales price is $430,000 cash, net of delinquent property taxes, customary sales commissions and closing costs. The 1039 Atwater property is in escrow with a 45 day close scheduled for June 17, 2019. The carrying value of the 1039 Atwater Property was $430,000 as of March 31, 2019, and is included in Investment Properties, net, in the accompanying Condensed Consolidated Balance Sheet.

On April 29, 2019, we entered into a definitive sales contract, with an independent third party, for a land parcel located at 715 Atwater Blvd, Atwater, CA 95301 (“the 715 Atwater Property”). The 715 Atwater Property is comprised of .45 acres zoned RT permitting both commercial and residential uses. The contracted sales price is $225,000 cash, net of delinquent property taxes, customary sales commissions and closing costs. The 715 Atwater property is in escrow with a 30 day close scheduled for May 29, 2019. The carrying value of the 715 Atwater Property was $230,000 as of March 31, 2019, and is included in Investment Properties, net, in the accompanying Condensed Consolidated Balance Sheet.

Gadsden Purchase Agreement

On March 13, 2019, we entered into a Stock Purchase Agreement with Gadsden Growth Properties, Inc., a Maryland corporation, or Gadsden, pursuant to which Gadsden agreed to transfer and assign to us all of its general partnership interests and Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership, or OPCO, the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of our common stock and newly designated 7% Series A Cumulative Convertible Perpetual Preferred Stock, or the 7% Series A Preferred Stock, Series B Non-Voting Convertible Preferred Stock, or the Non-Voting Series B Preferred Stock, and 10% Series C Cumulative Convertible Preferred Stock, or the 10% Series C Preferred Stock (we refer to this transaction as the Gadsden Transaction).

The Stock Purchase Agreement provided that certain shares (referred as Holdback Shares) of common stock issued to Gadsden would be subject to forfeiture based on the reconciliation and adjustment of the net asset value of Gadsden’s assets and Gadsden’s proposed real estate investments that have not closed as of the closing date of the Stock Purchase Agreement (such investments being referred to as the Scheduled Investments).

On April 5, 2019, the parties entered into Amendment No. 1 to Stock Purchase Agreement, or Amendment 1, to amend certain provisions of the Stock Purchase Agreement as described below. Following such Amendment 1, closing of the transactions contemplated by the Stock Purchase Agreement was completed on April 5, 2019.

Pursuant to Amendment 1, Section 1(a) of the Stock Purchase Agreement was amended to revise the number of shares of 7% Series A Preferred Stock and Non-Voting Series B Preferred Stock to be issued at closing, as well as to revise the timing on issuance of the Holdback Shares. Pursuant to Amendment 1, on April 5, 2019, we issued to Gadsden 430,306,645 shares of common stock, 889,075 shares of 7% Series A Preferred Stock, 11,696,944 shares of Non-Voting Series B Preferred Stock and 2,498,682 shares of 10% Series C Preferred Stock. Amendment 1 provided that 278,178,750 Holdback Shares would be issued to Gadsden upon filing of an amendment to our Amended and Restated Articles of Incorporation (such date is referred to as the Charter Amendment Date).

On May 2, 2019, the parties entered into Amendment No. 2 to Stock Purchase Agreement, or Amendment 2, to (i) decrease the number of shares of common stock and Holdback Shares issued to Gadsden, and increase the number of shares of Non-Voting Series B Preferred Stock issued, as the result of an error in the original calculation of the shares to be issued; (ii) provide for the issuance of the Holdback Shares on the closing date, rather than the Charter Amendment Date; and (iii) provide for the issuance of certain of the shares of the Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock to FHDC Group, LLC, or FHDC, a stockholder of Gadsden, in exchange for the equivalent number of shares of Gadsden held by it.

Specifically, the Amendment provided that we issue the following securities as consideration under the Stock Purchase Agreement, as amended (we refer to such Stock Purchase Agreement, as amended, as the Gadsden Purchase Agreement): (i) to Gadsden, 229,101,205 shares of common stock, of which 110,477,220 shares are designed as Holdback Shares and will be held by Gadsden in a segregated account, or the Gadsden Specified Account, which shall be subject to release in accordance with the terms of the Gadsden Purchase Agreement, and 118,623,985 shares of which will not be subject to the Gadsden Specified Account; (ii) to Gadsden, 889,075 shares of 7% Series A Preferred Stock; (iii) to Gadsden, 6,264,993 shares of Non-Voting Series B Preferred Stock; (iv) to Gadsden, 498,682 shares of 10% Series C Preferred Stock; (v) to FHDC, 5,432,000 shares of Non-Voting Series B Preferred Stock, subject to entry into the Exchange Agreement (as defined below); and (vi) to FHDC, 2,000,000 shares of 10% Series C Preferred Stock (together with the 5,432,000 shares of Non-Voting Series B Preferred Stock referred to above, the FHDC Shares), subject to entry into the Exchange Agreement.

In connection with the Amendment, on May 2, 2019, we entered into a Cancellation and Exchange Agreement, or the Exchange Agreement, with Gadsden and FHDC, pursuant to which FHDC agreed to cancel (i) 5,432,000 shares of its Series B Non-Voting Convertible Preferred Stock and (ii) 2,000,000 shares of its 10% Series C Cumulative Convertible Preferred Stock of Gadsden held by it in exchange for the FHDC Shares.

In order to effect the forgoing, on May 2, 2019, we cancelled 201,205,440 shares of common stock issued to Gadsden and Gadsden placed a number of its remaining shares equal to the Holdback Shares into the Gadsden Specified Account. In addition, in accordance with the terms of the Exchange Agreement, we cancelled 5,432,000 shares of Non-Voting Series B Preferred Stock and 2,000,000 shares of 10% Series C Preferred Stock issued to Gadsden and issued such shares to FHDC. On May 6, 2019, we also issued an additional 49 shares of Non-Voting Series B Preferred Stock to Gadsden.

The number of the Company’s shares issued to Gadsden was based upon an estimated net asset value of Gadsden of $211,573 (the “Contract NAV”). The Contract NAV includes Gadsden’s assets and all of its Scheduled Investments. The Gadsden Purchase Agreement provides for a reconciliation and adjustment of the final net asset value of Gadsden as follows.

If the Contract NAV is more than the Gadsden final net asset value, then the difference, or the Shortfall, will be settled by the transfer of shares of our common stock, at a value equal to 3.771023733 shares of common stock for each $1.00 of Shortfall if the Gadsden final net asset value is $80 million or more (and 2.860407207 for each $1.00 of Shortfall to the extent that the Gadsden final net asset value is less $80 million). The Shortfall will first will be paid by transfer of Holdback Shares by Gadsden to us and such transferred shares will be cancelled. If the amount of the Shortfall is more than the value of the Holdback Shares, then we will issue more shares of common stock to its stockholders of record as of the closing date.

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

OPCO is a Delaware limited partnership that was formed on November 1, 2016. We are now the sole general partner. Except as otherwise expressly provided in the partnership agreement, we, as the general partner, have the exclusive right and full authority and responsibility to manage and operate OPCO’s business. OPCO owns, directly or through one or more subsidiaries, the following properties:

●	Mission Hills Square, a new mixed-use development located in Fremont, California slated for completion in October 2019. Situated in the foothills of the San Francisco Bay Area along Highway 680, Mission Hills Square will offer 158 residential apartment units and more than 53,900 square feet of commercial retail space. Mission Hills’ future commercial tenants are anticipated to include retail stores, sit-down restaurants, and casual eateries that will serve not only the residents of Mission Hills but also the populations that live in the surrounding areas, as Mission Hills Square will be an easily accessible shopping and dining destination.

●	Two separate investment parcels, referred to as Roseville and Jessie. The Roseville parcel is located on Roseville Road in Sacramento, California and is an approximately 9.6 acres parcel that is entitled for the development of approximately 65 small lot single family detached homes. The Jessie parcel is located on Jessie Avenue in Sacramento, California and is an approximately 13.6-acre parcel that is entitled for the development of 94 small lot single family detached homes. The parcels are in established residential neighborhoods.

Please see Note 8 to our unaudited consolidated financial statements for a more complete description of this transaction and the acquired properties.

Termination of Merger Agreement

The parties had previously, on November 8, 2018, entered into an agreement and plan of merger, or the Merger Agreement, among the Company, FC Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company, or FC Merger Sub, Gadsden and OPCO, pursuant to which, subject to the terms and conditions of the Merger Agreement, FC Merger Sub agreed to merge with and into Gadsden, with Gadsden surviving the merger as a wholly-owned subsidiary of the Company, which would have been converted into Gadsden Properties, Inc., a Maryland corporation, immediately prior to the merger. On December 27, 2018, January 14, 2019 and January 25, 2019, the parties entered into amendments to amend certain provisions of the Merger Agreement described therein. In connection with the proposed transaction contemplated in the Merger Agreement, on November 9, 21018, the Company and Gadsden filed a Registration Statement on Form S-4 (No. 333-228304), which included a joint proxy statement of the Company and Gadsden that also constitutes a prospectus of Gadsden Properties, Inc.

As part of the Gadsden Purchase Agreement described above, on March 13, 2019, the parties to the Merger Agreement entered into a letter agreement to terminate the Merger Agreement and the Company withdrew the Registration Statement.

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended March 31, 2019 and 2018. (All dollar amounts in thousands)

	Three Months Ended March 31,
	2019	2018
Rental income	$15	$—
Depreciation expense	(1)	—
Operating expenses:
General and administrative	592	1,210
Operating loss	(578)	(1,210)
Revaluation of option to purchase redeemable convertible preferred stock	—	(273)
Interest and other financing expense, net	(71)	(34)
Equity in earnings of equity method investments	11	—
Loss from continuing operations	(638)	(1,517)
Loss from discontinued operations	—	(133)
Net loss including portion attributable to non-controlling interest	(638)	(1,650)
Loss attributable to non-controlling interest	2	1
Net loss	(636)	(1,649)
Dividend on redeemable convertible preferred stock	—	(79)
Accretion of redeemable convertible preferred stock to redemption value	—	(1,968)
Net loss attributable to common stockholders and participating securities	$(636)	$(3,696)

Rental income. For the three months ended March 31, 2019, rental income was $15 thousand compared to $0 in the three months ended March 31, 2018. The increase was due to the acquisition of a rental income producing property in April 2018.

General and administrative expenses. For the three months ended March 31, 2019, general and administrative expenses were approximately $0.59 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the three months ended March 31, 2018, general and administrative expenses were approximately $1.2 million.

Revaluation of option to purchase redeemable convertible preferred stock. For the three months ended March 31, 2018, the revaluation of the option to purchase redeemable convertible preferred stock decreased by approximately $0.27 million due to the decrease in the conversion rate of the underlying redeemable convertible preferred stock, which caused the fair value of the instrument to decrease.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable and currency conversion differences for the three months ended March 31, 2019 was approximately $71 thousand. Net interest and other financing expense related to our notes payable and currency conversion differences for the three months ended March 31, 2018 was approximately $34 thousand.

Loss from discontinued operations. For the three months ended March 31, 2018, we recognized a loss of approximately $0.13 million related to the discontinued operations as a result of the sale of residual inventory to third parties, offset in part by historical tax assessments and adjustments.

Net Loss. The factors discussed above resulted in net loss, including discontinued operations, of approximately $0.64 million for the three months ended March 31, 2019, as compared to net loss of approximately $3.70 million for the three months ended March 31, 2018.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of March 31, 2019, we had an accumulated deficit of approximately $140.3 million and stockholders’ deficit of approximately $0.6 million. To date, and subsequent to the recent sale of our last significant business unit, we have dedicated most of our financial resources to general and administrative expenses.

We have historically financed our activities with cash from operations, the private placement of equity and debt securities, borrowings under lines of credit and, in recent periods, with sale of certain assets and business units.

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

The Gadsden transaction, completed on April 5, 2019, provided no additional working capital or cash for us.

Summary of Cash Flows

The following table provides detailed information about our net cash flow:

Cash Flow

(In thousands)

	Three Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(568)	$(808)
Net cash used in investing activities	(350)	—
Net cash provided by (used in) financing activities	(1)	2,023
Effect of exchange rate changes on cash	(4)	21
Net increase (decrease) in cash and cash equivalents	(923)	1,236
Cash and cash equivalents at beginning of period	1,840	948
Cash and cash equivalents at end of period	$917	$2,184

Net cash used in operating activities was approximately $0.57 million for the three months ended March 31, 2019, compared to approximately $0.81 million net cash used in operating activities for the three months ended March 31, 2018. The primary reason for the change was the wind-down of the former business operations ahead of the acquisition of income-producing real estate properties, in the 2018 period.

Net cash used in investing activities was $0.35 million for the three months ended March 31, 2019, compared to $0 provided by for the three months ended March 31, 2018. Our net cash used in investing activities in the three months ended March 31, 2019 was for the purchase of Roseville.

Net cash used in financing activities was approximately $1 thousand for the three months ended March 31, 2019, compared to $2.02 million net cash provided by financing activities for the three months ended March 31, 2018. See discussion below.

Private Placement

On December 22, 2017, we entered into a Securities Purchase Agreement with Opportunity Fund I SS, LLC, or OFI, under which OFI could invest up to $15 million in us in a series of closings, in exchange for which OFI would receive shares of Series B Preferred Stock at a purchase price of $1.00 per share.

On December 22, 2017, we completed the first closing, pursuant to which OFI provided $1.5 million to us in exchange for 1,500,000 shares of Series B Preferred Stock. On January 24, 2018, we completed a second closing, pursuant to which OFI provided $2.2 million to us in exchange for 2,225,000 shares of Series B Preferred Stock. On August 24, 2018, we completed a third closing, pursuant to which OFI provided $0.1 million to us in exchange for 100,000 shares of Series B Preferred Stock. OFI could, but was not obligated to, make additional investments in one or more subsequent closings until an aggregate amount of $15 million was invested or the Securities Purchase Agreement was terminated in accordance with its terms. Through December 31, 2018, we had raised approximately $5,725,000 from OFI under the Securities Purchase Agreement, and no additional amounts were raised during the three months ended March 31, 2019.

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

Note Payable

In connection with the closing under the Contribution Agreement on May 17, 2017, we assumed an installment note, dated April 7, 2015, made by FCOP in favor of George Zambelli in the original principal amount of $470 thousand and a Long Form Deed of Trust and Assignment of Rents, dated April 7, 2015, between First Capital Real Estate Investments, LLC, as trustor, Fidelity National Title Company, as trustee, and George Zambelli, as beneficiary, which secures the note. The note carries a per annum interest rate of 8% which is payable on a monthly basis from the initial closing date. As of March 31, 2019, the note amounted to $454 thousand ($449 out of which is classified as non-current note payable) and has a maturity date of April 10, 2020.

During 2017, we entered into a note with a previous vendor for payment of its outstanding liabilities. The note carries a per annum interest rate of 10%. Due to its reduced cash flow, we ceased payment under the note in July 2018 and the unpaid balance was $663 as of December 31, 2017.

Off-Balance Sheet Arrangements

At March 31, 2019, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and do not believe that inflation has had a material effect on revenues or expenses.

Critical Accounting Policies

There have been no material changes to the critical accounting policies previously disclosed in our Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Commencing January 1, 2019, the Company adopted ASU No. 2016-02 (Topic 842) “Leases”. Topic 842 supersedes the lease requirements in ASC Topic 842, “Leases”, which lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance had no material impact on our consolidated financial statements.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are in the process of remediating as of March 31, 2019, our disclosure controls and procedures were not effective. This evaluation as of March 31, 2019 should be read in conjunction with Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for the description of this material weakness.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During its evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2019, our management identified a material weakness in the internal control of the company.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

There were no material developments during the first quarter of fiscal year 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 1A.	RISK FACTORS.

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2019, we did not repurchase any shares of common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2019, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)
3.2	Certificate of Designation of 7% Series A Cumulative Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2019)
3.3	Amended and Restated Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 9, 2019)
3.4	Certificate of Designation of 10% Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 11, 2019)
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)
10.1	Stock Purchase Agreement, dated March 13, 2019, among FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019)
10.2	Amended and Restated Limited Liability Company Agreement of Gadsden Roseville, LLC, dated January 14, 2019, among Gadsden Roseville, LLC, Gadsden Reality Investments I, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2019)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS ++	XBRL Instance Document

101.SCH ++	XBRL Taxonomy Extension Schema Document

101.CAL ++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ++	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 15, 2019	FC GLOBAL REALTY INCORPORATED

/s/ John Hartman
Name: John Hartman
Title: Chief Executive Officer

/s/ Scott Crist
Name: Scott Crist
Title: Chief Financial Officer