Form 10-Q
period 2019-06-30
Gadsden Properties, Inc.
filed 2019-11-06
CIK 711665

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 000-11635

GADSDEN PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	59-2058100
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15150 North Hayden Road, Suite 235, Scottsdale, AZ 85260

(Address of principal executive offices, including zip code)

480-750-8700

(Issuer’s telephone number, including area code)

FC Global Realty Incorporated

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Securities registered under Section 12(b) of the Exchange Act: None

As of November 4, 2019, the number of shares outstanding of our common stock was 365,354,561

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$81	$6
Prepaid expenses and other current assets	357	112
Total current assets	438	118

Land	15,400	3,409
Real estate under development	112,954	-
Investment properties, net	317	-
Right of use assets	169	-
Other assets, net	216	2,171
Assets held for sale	4,820	-
Total assets	$134,314	$5,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable	$38,672	$1,223
Accounts payable	2,714	1,594
Accrued compensation and related expenses	396	-
Accrued interest	883	77
Accrued Series A preferred and Class B OPCO dividends	1,104	343
Accrued Series C preferred dividends	833	83
OID note payable	58	57
OID note payable – related parties	726	719
Other accrued liabilities	4,682	1,946
Lease liability – current portion	67	-
Liabilities held for sale	2,648	-
Total current liabilities	52,783	6,042

Lease liability, net of current portion	102	-
Total liabilities	52,885	6,042

Series A Redeemable Convertible Preferred Stock $0.01 par value, 1,600,000 shares authorized; 889,075 and 442,766 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively with a liquidation value of $23,251 and $11,412 at June 30, 2019 and December 31, 2018, respectively	22,227	11,069
Class B OPCO Units subject to redemption, 300,000 units issued and outstanding with a liquidation value of $3,080 as of June 30, 2019	3,000	-

Commitments and contingencies (Note 7)

Stockholders’ equity (deficit):
Series B Convertible Preferred Stock $0.01 par value, 11,696,993 shares authorized; 3,000,000 and 112,765 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively with a liquidation value of $30 and $1	30	1
Series C Convertible Preferred Stock $0.01 par value, 11,000,000 shares authorized; 2,510,431 and 496,996 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively with a liquidation value of $25,937 and $5,053	25	5
Common Stock, $0.01 par value, 500,000,000 shares authorized; 362,900,048 and 123,154,504 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	3,629	1,232
Additional paid-in capital	72,084	14,499
Accumulated deficit	(30,775)	(27,150)
Accumulated other comprehensive income	4	-
Total stockholders’ equity (deficit) attributable to Gadsden Properties, Inc.	44,997	(11,413)
Non-controlling interest	11,205	-
Total stockholders’ equity (deficit)	56,202	(11,413)
Total liabilities and stockholders’ equity (deficit)	$134,314	$5,698

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Three Months Ended June 30,
	2019	2018

Rental income	$14	$-
Rental expense	2	-
Net rental income	12	-

General and administrative expense	2,049	701
Operating loss	(2,037)	(701)

Interest and other financing expense, net	1,199	46
Interest expense – related parties	-	15
Net loss before income taxes	(3,236)	(762)
Income tax provision	-	-
Net loss	(3,236)	(762)

Less: loss attributable to non-controlling interest	(430)	-

Net loss applicable to common stockholders	(2,806)	(762)
Cumulative preferred stock and Class B OPCO dividends	1,063	-

Net loss attributable to common stockholders after preferred dividends	$(3,869)	$(762)

Basic and diluted net loss per share	$(0.01)	$(0.01)

Shares used in computing basic and diluted net loss per share	361,398,056	108,816,194

Net loss	$(3,236)	$(762)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	-
Comprehensive loss	$(3,232)	$(762)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30,
	2019	2018

Rental income	$14	$-
Rental expense	2	-
Net rental income	12	-

General and administrative	2,811	1,214
Operating loss	(2,799)	(1,214)

Consulting income	-	(408)
Interest and other financing expense, net	1,238	80
Interest expense – related parties	7	30
Net loss before income taxes	(4,044)	(916)
Income tax provision	-	-
Net loss	(4,044)	(916)

Less: loss attributable to non-controlling interest	(419)	-

Net loss applicable to common stockholders	(3,625)	(916)
Cumulative preferred stock and Class B OPCO dividends	1,770	-

Net loss attributable to common stockholders after preferred dividends	$(5,395)	$(916)

Basic and diluted net loss per share	$(0.02)	$(0.01)

Shares used in computing basic and diluted net loss per share	312,172,800	108,810,989

Net loss	$(4,044)	$(916)
Other comprehensive income (loss):
Foreign currency translation adjustments	4	-
Comprehensive loss	$(4,040)	(916)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2019

(In thousands, except share and per share amounts)

(unaudited)

	Stockholders’ Equity (Deficit)
	Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Interest	Total

BALANCE, JANUARY 1 2019	112,765	$1	496,996	$5	123,154,504	$1,232	$14,499	$(27,150)	$-	$-	$(11,413)
Series C PIK dividends issued	-	-	1,686	-	-	-	17	-	-	-	17
Series B preferred stock converted to Series A redeemable preferred stock	(14,600)	-	-	-	-	-	(146)	-	-	-	(146)
Issuance of shares and Series B OPCO Units for the acquisition of Mission Hills	2,901,835	29	2,000,000	20	212,409,295	2,124	60,253	-	-	11,451	73,877
Deposit of Series B OPCO Units for Cason City purchase	-	-	-	-	-	-	-	-	-	55	55
Capital contribution for Gadsden Jesse LLC	-	-	-	-	-	-	-	-	-	350	350
Series C stock issued for cash	-	-	3,000	-	-	-	30	-	-	-	30
Warrants issued for advisory fees	-	-	-	-	-	-	280	-	-	-	280
Series A and Class B OPCO dividends	-	-	-	-	-	-	(321)	-	-	-	(321)
Series C dividends	-	-	-	-	-	-	(386)	-	-	-	(386)
Net Loss	-	-	-	-	-	-	-	(819)	-	11	(808)
BALANCE, MARCH 31, 2019	3,000,000	30	2,501,682	25	335,563,799	3,356	74,226	(27,969)	-	11,867	61,535
Series C PIK dividends issued	-	-	7,749	-	-	-	77	-	-	-	77
Series C stock issued for cash	-	-	1,000	-	-	-	10	-	-	-	10
Series A and Class B OPCO dividends	-	-	-	-	-	-	(440)	-	-	-	(440)
Series C dividends	-	-	-	-	-	-	(623)	-	-	-	(623)
Reverse recapitalization	-	-	-	-	27,336,249	273	(1,166)	-	-	(232)	(1,125)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	4	-	4
Net Loss	-	-	-	-	-	-	-	(2,806)	-	(430)	(3,236)
BALANCE, JUNE 30, 2019	3,000,000	$30	2,510,431	$25	362,900,048	$3,629	$72,084	$(30,775)	$4	$11,205	$56,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

(In thousands, except share and per share amounts)

(unaudited)

	For the Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, JANUARY 1, 2018	108,805,727	$1,089	$-	$(4,879)	$(3,790)

Net loss	-	-	-	(154)	(154)
BALANCE, March 31, 2018	108,805,727	1,089	-	(5,033)	(3,944)
Common stock issued to administrative agent for bridge loan	36,635	-	15	-	15
Net loss	-	-	-	(762)	(762)
BALANCE, June 30, 2018	108,842,362	$1,089	$15	$(5,795)	$(4,691)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(4,044)	$(916)
Adjustments to reconcile loss to net cash used in operating activities:
Write off of offering costs	83	76
Write off of deposit on land	55	-
Loss on sale of investment property	196	-
Impairment on investment properties held for sale	318	-
Operating lease expense	11	-
Depreciation	2	-
Changes in operating assets and liabilities:
Prepaid expenses, accounts receivable and other current assets	153	(152)
Other assets	19	-
Accounts payable	337	(73)
Accrued compensation and related expenses	216	-
Accrued interest	1,616	74
Other accrued liabilities	379	369
Deferred consulting income	-	(188)
Lease liability	(11)	-
Net cash used in operating activities	(670)	(810)

Cash Flows From Investing Activities:
Net cash acquired with Mission Hills acquisition	137	-
Proceeds from sale of investment property	155	-
Net cash acquired in reverse recapitalization	794	-
Real estate under development	(3,737)	-
Payment of deposit for properties	-	(100)
Net cash used in investing activities	(2,651)	(100)

Cash Flows From Financing Activities:
Payment of series C convertible preferred stock dividends	(165)	-
Proceeds from construction loan	3,167	-
Proceeds from Series C convertible preferred stock issuance	40	-
Capital contribution for Gadsden Jesse LLC	350
Payment of deferred loan costs	-	(100)
Proceeds from bridge loan	-	1,605
Net cash provided by financing activities	3,392	1,505

Effect of exchange rate changes on cash and cash equivalents	4	-

Net increase in cash and cash equivalents	75	595
Cash and cash equivalents at the beginning of period	6	50
Cash and cash equivalents at the end of period	$81	$645

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands) (Unaudited)

Supplemental disclosure of non-cash activities:
Series A redeemable preferred stock dividends in accrued expenses	$761	$-
Series C preferred stock dividends declared	$1,009	$-
Series C preferred stock issued for PIK dividend	$94	$-
Series B preferred stock converted to Series A redeemable convertible preferred stock	$146	$-
Series A redeemable convertible preferred stock issued for acquisition of Mission Hills	$11,012	$-
Class B OPCO Units issued for acquisition of Mission Hills	$3,000	$-
Common stock issued for Mission Hills	$39,924	$-
Series B convertible preferred stock issued for Mission Hills	$13,321	$-
Series C convertible preferred stock issued for acquisition of Mission Hills	$9,181	$-
Series B OPCO Units issued for acquisition of Mission Hills	$11,451	$-
Series B OPCO Units issued for deposit on Carson City property	$55	$-
Warrants issued for advisory fees	$280	$-
Assumption of construction debt on Mission Hills	$34,417	$-
Transfer of other assets to real estate development	$2,171	$-
Reclass land to assets held for sale	$3,409	$-
Reclass notes payable and accrued liabilities to liabilities held for sale	$2,171	$-
Record right of use asset and lease liability	$177	$-
Deferred offering costs included in accounts payable and accrued expenses	$-	$7
Issuance of common stock for administrative agent fee	$-	$15
Issuance of preferred Series A stock for legal fees	$-	$50
Issuance of preferred Series A stock for land acquisition	$-	$1,187
Assumption of debt for land acquisition	$-	$2,121
Common shares issued as part of reverse recapitalization	$331	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Note 1

Background:

Gadsden Properties, Inc. and its subsidiaries (the “Company”), formerly FC Global Realty Incorporated (“FC Global”), re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is, since earlier in 2017, a real estate development and asset management company concentrated primarily on investments in high quality income producing assets, residential developments and other opportunistic commercial properties.

On March 13, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Gadsden Growth Properties, Inc., a Maryland corporation (“Gadsden”), pursuant to which Gadsden agreed to transfer and assign to the Company all of its general partnership interests and Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership (“OPCO”), the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of the Company’s common stock and newly designated 7% Series A Cumulative Redeemable Convertible Perpetual Preferred Stock (the “7% Series A Preferred Stock”), newly designated Series B Non-Voting Convertible Preferred Stock (the “Non-Voting Series B Preferred Stock”) and newly designated 10% Series C Cumulative Convertible Preferred Stock (the “10% Series C Preferred Stock”) that is equal to the number of shares of Gadsden’s 7% Series A Cumulative Redeemable Convertible Perpetual Preferred Stock, Series B Non-Voting Convertible Preferred Stock and the 10% Series C Cumulative Convertible Preferred Stock, respectively.

The Stock Purchase Agreement provided that certain shares (the “Holdback Shares”) of the Company’s common stock issuable to Gadsden would be subject to forfeiture based on the reconciliation and adjustment of the future net asset value of the sum of: (i) Gadsden’s assets as of the date of the Stock Purchase Agreement and (ii) Gadsden's proposed real estate investments that had not closed as of the date of the closing date of Stock Purchase Agreement (together the “Transaction Assets").  On or before April 15, 2021, the Company will recalculate the net asset value of the Transaction Assets that have been acquired by Gadsden or the Company on or prior to May 15, 2019, as at December 31, 2019 or December 31, 2020, with the year of determination being at the option of Gadsden. On April 5, 2019 and May 2, 2019, the Company and Gadsden entered into Amendment No. 1 (“Amendment No. 1”) and Amendment No. 2 (“Amendment No. 2”) to Stock Purchase Agreement, respectively to amend certain provisions of the Stock Purchase Agreement as agreed upon by the parties. The closing of the transaction contemplated by the Purchase Agreement, as amended, was completed April 5, 2019. The transaction has been accounted for as a reverse capitalization as described in Note 3.

Liquidity and Going Concern

As of June 30, 2019, the Company had an accumulated deficit of $30,775 and the Company incurred a loss attributable to common stockholders for the six months ended June 30, 2019 of $3,625. Additionally, the OID notes became due on June 30, 2019, which are currently in default and remain outstanding. These matters and other matters including the cash position of the Company raise substantial doubt about the Company’s ability to continue as a going concern.

During the periods presented, the operations of the Company have been funded primarily through the issuance of notes payable and private placements of equity securities. The Company will attempt to secure additional equity or debt financing until such time as its operations are self-sufficient. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. To the extent that the Company raises additional funds by issuing equity securities, the Company’s stockholders may experience significant dilution. Any debt financing, if available, may involve restrictive covenants that impact the Company’s ability to conduct business. If the Company is not able to raise additional capital when required or on acceptable terms, the Company may have to significantly delay the purchase of income producing assets which is the Company’s core business strategy. The Company does not have sufficient cash for the next 12 months of operations without raising additional capital.

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Related Party

The Company is a party to several transactions with related parties. Members of the Company's board of directors and its management hold stock and options in the Company, and several members of its board of directors hold OID Notes (see Note 6) with Gadsden Growth Properties, Inc., the Company's majority shareholder. Additionally, the Company is the parent and owner of a number of subsidiaries, some of which are active and hold the Company's real estate and other assets, and some of which are inactive and were involved in the Company’s former lines of business. The Company has in the past been a guarantor for certain activities and contracts involving one or more of these subsidiaries.

The Company’s Board of Directors approved the compensation plan for service on the board for non-employee members; Mr. Hartman, as Chief Executive Officer, will not receive fees for his service on the Board. Each board member will receive $50.0 in compensation, payable at a quarterly rate of $12.5. The chairmen of the Board committees will receive additional payments; the chairman of the Audit Committee will receive an additional $10.0, or $2.5 per quarter; and the chairmen of the Compensation Committee and Nominations and Corporate Governance Committee will each receive an additional $5.0, or $1.25 per quarter. The Board also voted to receive its fees for the first year of service in the form of the Company’s stock, with the strike price being set at $0.25 per share, the trading price at the time of approval. The usual restrictions on trading in stock by company insiders would apply to these grants. These fees are accrued in other accrued liabilities on the accompanying condensed consolidated balance sheet.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Note 2

Summary of Significant Accounting Policies:

Accounting Principles

The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the Company’s consolidated financial statements and related notes contained in its Annual Report on Form 8-K for the fiscal year ended December 31, 2018 filed on July 3, 2019 and the FC Global Realty Incorporated 10 -K for the fiscal year ended December 31, 2018 filed on April 1, 2019. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) related to interim financial statements. As permitted under those rules, certain information and footnote disclosures normally required or included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted. The financial information contained herein is unaudited; however, management believes all adjustments have been made that are considered necessary to present fairly the results of the Company’s financial position and operating results for the interim periods. All such adjustments are of a normal recurring nature. The accompanying condensed consolidated balance sheet as of December 31, 2018 has been derived from the consolidated financial statements of Gadsden Growth Properties, Inc. as filed in the 8K on July 3, 2019.

The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any other interim period in the future.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Entities in which the Company directly or indirectly owns more than 50% of the outstanding voting securities, and for which other interest holders do not possess the right to affect significant management decisions, are generally accounted for under the voting interest consolidation method of accounting. Participation of other interest holders in the net assets and in the earnings or losses of a consolidated subsidiary is reflected in the line items “Non-controlling Interest” in the Company’s unaudited condensed consolidated balance sheets and “net income (loss) attributable to the non-controlling interest” in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss. Non-controlling interest adjusts the Company’s consolidated results of operations to reflect only the Company’s share of the earnings or losses of the consolidated subsidiary.

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

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates and be based on events different from those assumptions. As part of these financial statements, the more significant estimates include (1) identification of and measurement of instruments in equity transactions; (2) impairment of investment properties and assets and liabilities held for sale; (3) evaluation of going concern; and (4) contingencies.

Non-Controlling Interest

Non-controlling interest consists of Series B OPCO Units that were issued as part of the Mission Hills acquisition; and Series B OPCO Units that were issued as a deposit on the Carson City property. As part of the reverse capitalization (see Note 3), the Company assumed an investment property in California (the “Highway 59” property) in which the Company has a 75% ownership and a net asset value of $279 which is recorded in held for sale assets. See Note 5 - held for sale assets. See Note 8 – Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit) for terms for non-controlling interest or OPCO and see Note 9 – Non-controlling interest.

Revenue recognition

As part of the reverse recapitalization, the Company acquired a 7,738 square-foot medical office building in Dayton, Ohio for a $326 purchase price, paid in cash consideration. The building’s former owner, and its only current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms. The Company is accounting for the arrangement as an operating lease under ASC 842, “Leases” by recording rental revenues from operating leases, as a lessor, on a straight-line basis under which contractual rent increases are recognized evenly over the lease term. Certain properties have leases that provide for tenant occupancy during periods where no rent is due or where minimum rent payments change during the term of the lease. Accordingly, receivables from tenants that the Company expects to collect over the remaining lease term are recorded on the balance sheet as straight-line rent receivables.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

In 2018, the Company derived revenue from temporary consulting services for certain property management and accounting services which is presented in other income in the unaudited condensed consolidated statements of operations as this is not the primary source of revenue expected from operations. Consulting income is recorded in the period in which the services are rendered. Consulting income is recorded net of any applicable taxes collected and remitted to governmental agencies.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair value measurements discussed herein are based upon certain market assumptions and pertinent information available to management as of and during the six months ended June 30, 2019. The carrying values of cash and cash equivalents, prepaid expenses and other current assets, accounts payable and other accrued liabilities approximate their fair values given their short-term nature. At June 30, 2019, the carrying value of all outstanding notes payable and OID notes payable approximates the estimated aggregate fair value given their short-term nature.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Real Estate Under Development

Project costs directly associated with the development and construction of a real estate project are capitalized as real estate under development. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. Capitalized real estate costs totaled $112,954 as of June 30, 2019.

Impairment or Disposal of Long-Lived Assets

All of the Company’s long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its fair value. If there is an indication of impairment the Company will use the undiscounted cashflows to determine if the assets needs to be impaired.

Assets and Liabilities Held for Sale

The Company generally considers assets to be “held for sale” when the transaction has been approved by its Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, the Company stops depreciating the property and estimates the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the property, an impairment loss is recognized, reducing the net carrying value of the property to estimated fair value less selling costs. For periods in which a property is classified as held for sale, the Company classifies the assets and liabilities, as applicable, of the property as “held for sale” on the consolidated balance sheet for such periods. Several of the investment properties held for sale were either sold or are in escrow at purchase prices lower than the value recorded. Thus, the Company recorded total asset impairments of $318 during the three and six months ended June 30, 2019.

Income Taxes

The Company provides for income taxes using the asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2019 and December 31, 2018, the Company had a full valuation allowance against deferred tax assets. With the historical change in ownership, the Company is subject to certain NOL limitations under Section 382 of the Internal Revenue Code.

Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per share”. Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period, net of the weighted average number of treasury shares (if any). Securities that may participate in dividends with the common stock (such as the Convertible Redeemable Series A Preferred Stock and Convertible Series C Preferred Stock) are considered in the computation of basic loss per share using the two-class method. However, in periods of net loss, participating securities are included only if the holders of such securities have a contractual obligation to share the losses of the Company.

Diluted loss per common share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional potential common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Potential common shares are excluded from the computation for a period in which a net loss is reported or if their effect is anti-dilutive. The Company’s potential common shares consist of stock warrants and restricted stock awards issued under the Company’s stock incentive plans and their potential dilutive effect is considered using the treasury method, and of Convertible Redeemable Series A Preferred Stock, Convertible Series B Preferred Stock and Convertible Series C Preferred Stock which their potential dilutive effect is considered using the “if-converted method”.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

The following table shows outstanding fully dilutive shares excluded from the loss per share calculation at the Stock Purchase Agreement exchange ratio for the six months ended June 30, 2019 and twelve months ended December 31, 2018.

	Six Months Ended June 30, 2019	Twelve Months Ended December 31, 2018
Preferred Convertible Redeemable Series A Preferred Stock	54,285,327	27,034,499
Preferred Convertible Series B Preferred Stock	73,269,850	2,754,092
Preferred Convertible Series C Preferred Stock	76,641,210	15,172,843
Warrants	12,169,605	11,039,568
Class B OPCO Units	18,317,463	-
Series B OPCO Units	61,059,552	-
Total fully diluted shares excluded from loss per share calculation	295,743,007	56,001,002

The net loss from operations and the weighted average number of shares used in computing basic and diluted net loss per share from operations for the three months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended June 30,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(2,806)	$(762)
Preferred dividend on Convertible Series C Preferred Stock (*)	$(623)	$-
Preferred dividend on Convertible Redeemable Series A Preferred Stock (**)	$(388)	$-
Preferred dividend on Class B OPCO Units (***)	$(52)	$-
Net loss attributable to common stockholders after preferred dividends	$(3,869)	$(762)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	361,398,056	108,816,194
Net loss per share of common stock, basic and diluted	$(0.01)	$(0.01)

(*)	Series C Preferred stock has a stated price of $10 per share, accrues a preferred cash dividend of 8% and a preferred common share PIK “paid in kind” dividend of 2%. Shares are convertible by holder or shall be automatically converted without any action on the part of the holders into common stock at a 20% discount 30 days after up listing to a national exchange (see also Note 8).

(**)	Series A Preferred stock has a stated price of $25 per share, accrues a preferred dividend of 7%, includes payment and liquidation preferences and is redeemable and convertible at the option of the holder (see also Note 8).

(***)	Class B OPCO Units have a stated price of $10 per share, accrues a preferred dividend of 7%, includes payment and liquidation preferences and is convertible into Series A preferred stock (see also Note 8).

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

The net loss from operations and the weighted average number of shares used in computing basic and diluted net loss per share from operations for the six months ended June 30, 2019 and 2018, is as follows:

	Six Months Ended June 30,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(3,625)	$(916)
Preferred dividend on Convertible Series C Preferred Stock (*)	$(1,009)	$-
Preferred dividend on Convertible Redeemable Series A Preferred Stock (**)	$(681)	$-
Preferred dividend on Class B OPCO Units (***)	$(80)	$-
Net loss attributable to common stockholders after preferred dividends	$(5,395)	$(916)

Denominator:
Shares of common stock used in computing basic and diluted net loss per share	312,172,800	108,810,989
Net loss per share of common stock, basic and diluted	$(0.02)	$(0.01)

(*)	Series C Preferred stock has a stated price of $10 per share, accrues a preferred cash dividend of 8% and a preferred common share PIK dividend of 2% Shares are convertible by holder or shall be automatically converted without any action on the part of the holders into common stock at a 20% discount 30 days after up listing to a national exchange (see also Note 9).

(**)	Series A Preferred stock has a stated price of $25 per share, accrues a preferred dividend of 7%, includes payment and liquidation preferences and is redeemable and convertible at the option of the holder (see also Note 9).

(***)

Class B OPCO Units have a stated price of $10 per share, accrues a preferred dividend of 7%, includes payment and liquidation preferences and is convertible into Series A preferred stock (see also Note 9).

Recently Adopted Accounting Pronouncements

Commencing January 1, 2019, the Company adopted ASU No. 2016-02 (Topic 842) “Leases”, which supersedes the lease requirements in ASC Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance was adopted in the first interim period in 2019 and had no material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance was effective for the Company beginning January 1, 2018. Adoption is prospectively applied to any business development transaction. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements and determined there are no current pronouncements that will significantly impact the Company’s consolidated financial position, results of operations and cash flows.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Note 3

Reverse Capitalization:

On March 13, 2019, the Company entered into a Stock Purchase Agreement, as amended, with Gadsden, pursuant to which Gadsden agreed to transfer and assign to the Company all of its general partnership interests and Class A limited partnership interests in OPCO, the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of the Company’s common stock and 7% Series A Preferred Stock, Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock that is equal to the number of shares of Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock, Series B Non-Voting Convertible Preferred Stock and the 10% Series C Cumulative Convertible Preferred Stock, respectively. Upon an effective S-4 filing, Gadsden will exchange and push down shares to its shareholders effectively completing the merger.

The Stock Purchase Agreement provided that certain shares (“the Holdback Shares”) of the Company’s common stock issuable to Gadsden would be subject to forfeiture based on the reconciliation and adjustment of the future net asset value of the Transaction Assets. On or before April 15, 2021, the Company will recalculate the net value of the Transaction Assets that have been acquired by Gadsden or the Company on or prior to May 15, 2019, as at December 31, 2019 or December 31, 2020, with the year of determination being at the option of Gadsden.

On April 5, 2019, the Company and Gadsden entered into Amendment No. 1 to Stock Purchase Agreement (“Amendment No. 1”) to amend certain provisions of the Stock Purchase Agreement. The closing of the transactions contemplated by the Stock Purchase Agreement, as amended by this Amendment No. 1, were completed the same day.

On May 2, 2019, the parties entered into Amendment No. 2 to the Stock Purchase Agreement (“Amendment No. 2”), to (i) decrease the number of shares of common stock and Holdback Shares issued to Gadsden, and increase the number of shares of Non-Voting Series B Preferred Stock issued, as the result of an error in the original calculation of the shares to be issued; (ii) provide for the issuance of the Holdback Shares on the closing date, rather than the Charter Amendment Date; and (iii) provide for the issuance of certain of the shares of the Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock to FHDC Group, LLC, or FHDC, a stockholder of Gadsden, in exchange for the equivalent number of shares of Gadsden held by it.

On July 1, 2019, the parties entered into Amendment No. 3 to the Stock Purchase Agreement (“Amendment No. 3), to clarify that the Company assumed all accrued liabilities of Gadsden and agreed to pay and discharge those accrued liabilities as well as any future liabilities of Gadsden through the date that Gadsden is merged with and into the Company or one of its subsidiaries, and Gadsden transferred to the Company all of Gadsden’s right, title and interest, legal or equitable, to all of its assets other than the securities of the Company held by Gadsden.

As a result of Amendment No. 1, Amendment No. 2 and Amendment No. 3, the final number of shares of the Company’s stock issued pursuant to the Stock Purchase Agreement, as amended, to Gadsden and its stockholders were: (i) 331,033,280 shares of the Company’s common stock; (ii) 110,477,220 Holdback Shares; (iii) 889,075 shares of 7% Series A Preferred Stock; (iii) 3,000,000 shares of Non-Voting Series B Preferred Stock; (iv) 2,498,682 shares of 10% Series C Preferred Stock.

On October 11, 2019, the Company cancelled 105,946,701 shares of common stock issued to Gadsden with an effective date of June 30, 2019. Under the Stock Purchase Agreement, the 105,946,701 shares of common stock were characterized as “Holdback Shares” and were issued to Gadsden contingent upon the contribution by Gadsden of additional properties to the Company. The last date for any contribution was May 20, 2019. No additional contributions were made, and therefore the shares were cancelled.

If the estimated net asset value of Gadsden pursuant to the Stock Purchase Agreement (the “Contract NAV”) is more than the Gadsden final net asset value as recalculated by the Company on or before April 15, 2021, then the difference, or the Shortfall, will be settled by the transfer of shares of the Company’s common stock, at a value equal to 3.771023733 shares of common stock for each $1.00 of Shortfall. If the Gadsden final net asset value is $80 million or less, the shortfall will be settled by the transfer of shares of the Company’s common stock, at a value equal to 2.860407207 for each $1.00 of Shortfall.

Based on the accounting rules as applied to the terms of the Stock Purchase Agreement, OPCO is deemed to be the acquiring company for accounting purposes. Management has concluded the Stock Purchase Agreement is an asset acquisition and not a business combination. The Company is not acquiring employees, processes or outputs, other than a negligible amount of revenue. Management is in the process of disposing of all of the historical FC Global assets and liabilities and these assets and liabilities are classified as “held for sale” on the unaudited condensed consolidated balance sheets. One small single-tenant building that is not classified as “held for sale” is currently being considered for disposal by the Company’s management. Accordingly, the transaction is accounted for as a reverse recapitalization, and therefore, the financial statements of OPCO will be treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged of the Company being included only from April 6, 2019 and thereafter.

As stated above, OPCO is deemed to be the acquiring company for accounting purposes. As a result, the net assets acquired from the Company on April 5, 2019 including working capital, a small single-tenant building, land held for development, and a passive noncontrolling interest in an entity that owns undeveloped land were exchanged for: (i) all of the Class A limited partnership interests in OPCO, and all of the general partnership interests in OPCO, which is the operating partnership of Gadsden and (ii) OPCO’s assets and liabilities. The initial measurement of the assets acquired from FC Global will be the fair value of the Company’s OPCO Units, on the closing date, or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case, management determined the fair value of the assets acquired from FC Global the more reliable measurement.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

The final determination of these estimated fair values was based on the actual net tangible assets of FC Global that exist as of April 5, 2019, the date of completion of the transaction.

Investment properties, held for sale	$2,082
Investment properties	319
Cash and cash equivalents	794
Prepaid expenses and other assets	628
Accounts payable and other accrued expenses	(3,969)
Other notes payable	(501)
Liabilities held for sale	(478)
$(1,125)

The consolidated results of operations will not include any revenues or expenses related to the FC Global’s business on or prior to April 5, 2019, the consummation date of the Stock Purchase Agreement. The Company’s unaudited pro-forma results for the three and six months ended June 30, 2019 and 2018 summarize the combined results of the combined companies in the following table, assuming the reverse acquisition had occurred on January 1, 2018 and after giving effect to the reverse acquisition adjustments:

	Three Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)

Net revenues	$13	$10
Net loss attributable to common stockholders	(3,050)	(1,465)
Basic and diluted net loss per share	$(0.01)	$(0.01)

Shares used in calculating basic and diluted net loss per share:	361,398,056	108,816,194

	Six Months Ended June 30,
	2019	2018
	(unaudited)	(unaudited)

Net revenues	$26	$10
Net loss attributable to common stockholders	(4,506)	(2,995)
Basic and diluted net loss per share	$(0.01)	$(0.03)

Shares used in calculating basic and diluted net loss per share:	312,172,800	108,810,989

These unaudited pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the reverse acquisition occurred on January 1, 2018, nor to be indicative of future results of operations.

Note 4

Asset Acquisitions:

Sacramento Home Lots

Roseville Road is a 9.63-acre, approximately 65 home, small lot single family detached development located in Sacramento County. Jessie Avenue is a 13.68-acre, 94 home, small lot single family detached development located in Sacramento County. On June 30, 2018, Gadsden purchased Jessie Avenue and Roseville Road located in Sacramento California that are entitled for development for $3,408. Gadsden paid the following consideration for such properties: 47,482 shares of its Series A Preferred Stock (based on a valuation of $25.00 per share) and assumed debt and certain liabilities of $2,121. Included in the cost of acquiring the Sacramento Home Lots was $99 of warrants for investment advisory fees and $1 in other closing fees that are recorded in accrued expenses at June 30, 2018 and issued on July 10, 2018.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

On June 6, 2019, the Company entered into a letter of intent, and on August 23, 2019 closed on the transaction with an independent third party, to sell the land parcel located at Roseville Road & Elkhorn Blvd, Sacramento, CA 95842. The sales price is $1,500 cash, net of delinquent property taxes, liens, mortgage debt, accrued interest and customary sales commissions and closing costs. Net proceeds to the Company were $277. The property is included in Assets and Liabilities held for sale, in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2019 and in land as of December 31, 2018.

T9 Property Acquisition and Subsequent Foreclosure

On July 10, 2018, the Company acquired all the interests in T9, a debtor in bankruptcy, which through its wholly owned subsidiaries, owns a property, the T9 Property, which is a 65-acre, mixed-use, transit-oriented master planned community. Gadsden purchased the limited liability company interests in T9 for an enterprise value of approximately $88,000, less the senior mortgage debt at the closing of approximately $55,587. The purchase price for the T9 LLC Interests was $32,413, which was paid by the issuance of (i) $8,407 in value of Gadsden Series A Preferred Stock (336,284 shares); (ii) $18,146 in value of Gadsden Series B Preferred Stock (1,814,573 shares); and (ii) $5,860 in value of Gadsden common stock (586,004 shares). Gadsden Series B Preferred Stock was subsequently reduced by $15,693 (1,569,308 shares) reflecting final closing adjustments as allowed for in the purchase and sale agreement and an additional $1,325 (132,500 shares) due to a share exchange to Series A preferred. There was a DIP (“debtor in possession”) financing facility of $10,000 in the bankruptcy case, of which $2,000 was assumed and an additional $3,000 was drawn through December 28, 2018. The interest on such DIP financing was 10% per annum, compounded annually.

On September 30, 2018 the Company recognized an impairment of the value on the T9 Property adjusting it to its fair value. The impairment adjusted the value of the asset downward by $15,593 for the year ended December 31, 2018. The planned sale of the T9 Property under Section 363 of the Bankruptcy Code was unsuccessful. Multiple bids were received that did not meet the minimum bid requirements under court sale procedures. Accordingly, per the terms of the T9 Stipulation, the Secured Creditor in the Bankruptcy Case foreclosed on the T9 Property on December 28, 2018 as result of the Trustee Sale of the T9 Property.

Mission Hills Square

Mission Hills Square is a new mixed-use development located in Fremont, California and slated for completion in the fourth quarter of 2020. Situated in the foothills of the San Francisco Bay Area along Highway 680, Mission Hills Square will offer 158 residential apartment units and more than 53,900 square feet of commercial retail space. Mission Hills future commercial tenants are anticipated to include retail stores, sit-down restaurants, and casual eateries.

On January 31, 2019, Gadsden acquired from FHDC, LLC (the “Seller”) all of the outstanding shares of Fremont Hills Development Corporation, a California corporation (“Fremont”), which owned a property known as Mission Hills Square which is under development. The fair value of the asset at January 31, 2019 was $124,757 of which $15,400 was allocate to land and $109,358 was real estate under development. The current value of the asset in development is recorded at $128,354 on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2019, which is comprised of $15,400 allocated to land and $112,954 allocated to real estate under development. In the acquisition of Fremont by Gadsden from the Seller, Gadsden escrowed part of the purchase consideration, in the form of 2,500,000 Series B OPCO Units and 2,901,835 Series B preferred shares of Gadsden securities, that was issued to the Seller.

The following table lists the relative fair values of assets purchased January 31, 2019.

Consideration	Shares	Fair value of consideration as recorded in financials
Assumed note payable	-	$34,417
Common stock	212,409,295	$39,924
Series A preferred stock	440,469	$11,012
Series B preferred stock	2,901,835	$13,321
Series C preferred stock	2,000,000	$9,181
Series B OPCO units	2,500,000	$11,451
Class B OPCO units	300,000	$3,000
Warrants	-	$2,451
Total	220,551,599	$124,757

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Fremont entered into a Construction Loan Agreement, dated January 31, 2018, with Parkview Financial Fund 2015, LP and Trez Capital Corporation (the “Loan Agreement”) for a loan of up to $65,000 for construction of this project. As of June 30, 2019, Fremont had borrowed $37,721 under the Loan Agreement, which was extended to November 15, 2019, so the seller could refinance the construction loan. The Seller is responsible for the completion of the Mission Hills Square project and the Seller and its principals continue to have personal and other guarantees of the Loan Agreement. There can be no assurance that the Seller will be able to refinance the loan. Should the refinancing not be completed timely, the project may not be completed on time, or at all.

As part of the asset purchase agreement, Gadsden agreed to certain tag along rights in which the seller could participate in the sale of any shares of common stock by the Company not to exceed 5,000,000 shares when net proceeds from any offering of the Company that exceeds $25,000. The agreement also provides for additional consideration of 50% up to $1,000 of any offering that exceeds $5,000 is raised within one year of asset acquisition closing.

The Company issued warrants to its financial advisor in connection with the Company’s acquisition of the Sacramento Home Lots, 9,900 warrants with a value of $99, the T9 Property, 225,000 warrants with a value of $225 and Mission Hills Square, 245,100 warrants with a value of $245 of which 217,110 of these warrants were recorded in deferred acquisition costs as of December 31, 2018 and the remaining 27,990 warrants with a value of $280 for the advisory fee were issued for the Mission Hills acquisition when it closed on January 31, 2019.

Note 5

Held for Sale:

Net assets held for sale represent land, buildings and land improvements for locations that have met the criteria of “held for sale” accounting, as specified by Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment.” As of June 30, 2019, there were six land assets that are recorded as assets and liabilities held for sale and none as of December 31, 2018. As the assets are land there is no depreciation to suspend. The net assets held for sale are being marketed for sale and it is the Company’s intention to complete the sales of these assets within the upcoming year. The assets held for sale are as follows:

Property	Assets	Liabilities	Status
1039 Atwater Blvd	$430	$-	Sold
715 Atwater Blvd	$225	$-	Sold
Highway 59	$279	$-	Sold
Green Sands II	$478	$478	Deed in Lieu
Sacramento (Roseville)	$1,137	$-	Sold
Sacramento (Jesse)	$2,271	$2,170	Marketing
Total	$4,820	$2,648

In May 2019, the Company entered into a definitive sales contract for the sale of the land parcel located at 1039 Atwater Blvd, Atwater, CA which is comprised of four parcels equaling .89 acres zoned CC, Central Commercial, permitting a wide variety of commercial uses. The contracted sales price is $430 in cash, net of delinquent property taxes, liens, customary sales commissions and closing costs. The property closed in September 2019.

In April 2019, the Company entered into a definitive sales contract for the sale of the land parcel located at 715 Atwater Blvd, Atwater, CA which is comprised of 0.45 acres zoned RT permitting both commercial and residential uses. The contracted sales price is $225 in cash, net of delinquent property taxes, liens, customary sales commissions and closing costs. The property closed in September 2019.

In August 2019, the Company entered into a definitive sales contract for the sale of the land parcel located at 2434 N. State Highway 59, Atwater, CA which is comprised of 2.60 acres zoned R-3-1.5 permitting residential uses. The contracted sales price is $200 in cash, net of delinquent property taxes, liens, customary sales commissions and closing costs. The property closed in October 2019.

In 2017, the Company acquired an unoccupied land site intended for development in Atwater, California commonly referred to as “Green Sands II”. The site consists of a single parcel 1.05 acres in size zoned for industrial use. In connection with the closing, the Company assumed an installment note, dated April 7, 2015, with a balance due of $453. The note carries a per annum interest rate of 8% which is payable on a monthly basis and has a maturity date of April 10, 2020. The Company determined the value of the property was less than the note and delinquent taxes and returned the property to the note holder in August 2019.

In July 2019, the Company entered into a definitive sales contract for the sale of the land parcel located at the intersection of Roseville Rd. and Elkhorn Blvd Sacramento, CA which is comprised of 9.90 acres zoned RD10 permitting residential uses. The contracted sales price is $1,500 in cash, net of delinquent property taxes, liens, customary sales commissions and closing costs. The property closed in August 2019.

The Jessie property is located on Jessie Avenue in Sacramento, CA and is an approximately 13.6-acre parcel that is entitled for the development of 94 small lot single family detached homes. The Company is currently marketing the single purpose entity owning 100% of the property for sale. The property was acquired by assuming a $773 loan (See Note 6) and is encumbered by liens, delinquent property taxes, unpaid interest and loan fees totaling $672.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Note 6

Debt:

The Company’s debt consisted of the following as of June 30, 2019 (unaudited) and December 31, 2018:

	June 30, 2019	December 31, 2018

Trez Capital and Parkview Financial Fund 2015, LP; principal value of the construction notes 9.49% coupon through the extension date of November 15, 2019.	$37,721	$-
GCA Loan; principal value of 12% note payable upon liquidity event	450	1,223
Note payable with previous vendor in default	501	-
Total Notes Payable	38,672	1,223
Less: current portion	(38,672)	(1,223)
Notes payable, long term	$-	$-

OID Note Payable; principal value of 0% coupon OID note payable, including 1% extension fee, due June 30, 2019, in default	$58	$58

OID Notes Payable – Related Parties; principal value of 0% coupon OID notes payable to related parties, including 1% extension fee, due June 30, 2019, in default	$726	$719

Trez Capital and Parkview Financial Fund 2015, LP

On January 31, 2019, the Company assumed a construction loan collateralized by the property (Mission Hills Square) to Trez Capital and Parkview Financial Fund 2015, LP as part of the acquisition of the Mission Hills (see Note 4). The principal amount assumed was $34,417 and has a 9.49% per annum interest rate. Interest accrues and is capitalized with the principal. The loan was extended through November 15, 2019 so the Sellers can complete refinancing the loan. The Seller has agreed to complete construction of the Mission Hills Square project and the Seller and its principals continue to have personal and other guarantees of the Loan Agreement.

GCA Loan

On June 30, 2018, the Company assumed a loan to GCA Financial as part of the acquisition of the Sacramento home lots (see Note 4). The principal amount assumed was $1,223 and has a 12% per annum interest rate. Interest accrues and is payable with the principal upon a liquidity event of the Company in which the Company raises sufficient capital. The Company recorded $1,100 and $1,200 of interest expense mostly related to exit fees for the three and six months ended June 30, 2019, respectively. As part of the acquired property, there was unpaid interest assumed of $362 which is recorded in accrued expenses. The Company is actively marketing the single purpose entity which owns 100% of the Jesse Property for sale. The total liabilities held for sale relating to the Jesse Property at June 30, 2019 was $2,170 which consists of $773 of the GCA loan above and $1,397 that was previously reported in accrued liabilities. (see Note 5).

Note payable with previous vendor

As part of the reverse capitalization, the Company assumed a note with a previous vendor for payment of its outstanding liabilities. The note carries a per annum interest rate of 10% and is currently in default. Due to its reduced cash flow, the Company has agreed to make installment payments with the vendor in the amount of $9 per month against the outstanding balance with the initial installment payment on October 15, 2019. The note is past due and therefore is reported in current liabilities.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

OID Note Payable

In June 2017, the Company issued a zero coupon note payable with an aggregate principal balance of $58 for aggregate gross proceeds of $50, resulting in an original issue discount of $8 to the initial principal balance of the notes (the “OID Note Payable”). The OID Note Payable was due the earlier of the closing of the Company’s IPO or December 31, 2018. The discount was amortized to interest expense over the term of the debt using the effective interest method. The Company amortized $1 to interest expense for the three and six months ended June 30, 2018, respectively. The note was extended to June 30, 2019 and is currently in default. A 1% extension fee was expensed as interest in six months ended June 30, 2019.

OID Notes Payable to Related Parties

Starting in May through September 2017, the Company issued zero coupon notes payable to certain related parties with an aggregate principal balance of $719 for aggregate gross proceeds of $625, resulting in an original issue discount of $94 to the initial principal balance of the notes (the “OID Notes Payable – Related Parties”). The OID Notes Payable – Related Parties were due the earlier of the closing of the Company’s IPO or December 31, 2018. The discount was amortized to interest expense over the term of the note using the effective interest method. The Company amortized $7 to interest expense for the three and six months ended June 30, 2018, respectively. The note was extended to June 30, 2019 and is currently in default. A 1% extension fee of $7 was expensed as interest in the six months ended June 30, 2019.

Note 7

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

On December 18, 2018, the Company filed a counterclaim regarding several matters undertaken by Mr. Singal while he served in leadership roles with the Company. The Company filed a Motion to Dismiss the suit.

On October 14, 2019, the Company was notified that the Court had dismissed Mr. Singal’s suit, with prejudice.

Fremont Litigation

On October 18, 2018, the Securities and Exchange Commission (the “SEC”) commenced a civil action (the “Civil Action”) against Jean Danhong Chen, Tony Jianyun Ye, Kai Hao Robinson, Kuansheng Chen, the Law offices of Jean D. Chen, A Professional Corporation, Tree Lined Holdings, LLC, and Golden State Regional Center, LLC all unrelated to the Company.

The defendants are accused of several unlawful activities. The complaint also alleges that the named defendants used Fremont, the property acquired by the Company in 2019, during 2014 - 2016 for their unlawful activities giving rise to the complaint.

Neither the Company, Gadsden, nor any of their respective subsidiaries are named as defendants in the Civil Action, and no legal claim has been asserted in the Civil Action against the Mission Hills Square property or Fremont. Additionally, FDHC (“the Seller”) is also not a defendant in the Civil Action. None of the defendants in the Civil Action are directors, officers, or affiliates of the Company, or any owner of 5% or more of the Company’s voting securities or, based upon current knowledge, any associate of any director, officer or affiliate of the Company. Although the individual defendants in the Civil Action are alleged by the SEC to have used Fremont in connection with the actions described in the Civil Action, there are no claims in the Civil Action that Gadsden, Fremont, or the Seller participated in the actions described since they acquired Fremont in 2018.

On March 7, 2019, Jean Danhong Chen and Tony Jianyun Ye were indicted by a Federal Grand Jury for Visa Fraud, Obstruction of Justice, Identity and Aggravated Identity Theft and Criminal Forfeiture. This indictment was unsealed on March 25, 2019. On March 25, 2019 Gadsden was informed it was a subject of a criminal investigation by the US Department of Justice.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

In the acquisition of Fremont by Gadsden from the Seller, Gadsden escrowed part of the purchase consideration, in the form of Gadsden securities, that was issued to the Seller, which had at that time an estimated value of approximately $55,000. The Civil Action alleges that at least $40,000 was loaned by Bay Area Investment Fund I to Fremont. This loan has been assumed by the Seller, is currently being paid by the Seller and is not in default. Gadsden has not reserved any amounts in its financial statements and may use the escrowed securities for any undisclosed liabilities, including any liabilities related to the Civil Action. Gadsden is not able to determine if there is any liability of Fremont in the Civil Action, of Gadsden in the criminal investigation, or related matters, or if any such liability will be in excess of the escrowed amount. Gadsden believes that, if there is any liability to the Company, it is not in excess of the escrowed amount, and intends to vigorously defend itself against any such allegations if made, although such defenses can be expensive and there can be no guarantee that such defenses will be successful.

Nevertheless, as described above, Gadsden agreed to indemnify and hold the Company harmless from all losses of Gadsden or any of its subsidiaries arising from or related to the Civil Action, the facts described therein and all civil or other actions arising from or related to such Civil Action.

Gadsden does not believe that there will be any negative consequences to its ownership of Mission Hills as a result of this action, and therefore cannot at this time make any provision for any contingency in this matter. Nevertheless, the Company will continue to monitor this matter and intends to defend its rights in this matter to the fullest extent possible.

DSKX litigation

On February 16, 2016, the Company and certain of its subsidiaries entered into two Merger Agreements (the “Merger Agreements”) with DS Healthcare Group, Inc. (“DSKX”). Those mergers failed to occur and the Company alleged that the failure was due to certain actions by DSKX, and that as a result of those actions the Company was entitled to certain break-up fees under the terms of the Merger Agreements. DSKX disputed those claims and asserted its own claims against the Company. On June 23, 2017, the Company and DSKX entered into a Confidential Settlement and Mutual Release Agreement (the “Settlement Agreement”) to resolve that litigation, under which DSKX agreed to make certain payments to the Company, including a minimum payment of at least $800 within ten business days of the resolution of DSKX’s legal malpractice lawsuit against Fox Rothschild, LLP. The Fox Rothschild lawsuit was resolved on April 26, 2019, yet DSKX did not make any payments to the Company. Therefore, on June 24, 2019, the Company served a summons and Complaint for breach of contract on DSKX seeking payment by DSKX of the amounts owed under that settlement agreement.

On September 13, 2019, the Company entered into a Settlement and Mutual Release Agreement (the “Agreement”) with DSKX, under which DSKX will pay to the Company the original settlement sum of $800 plus applicable interest of 6% per annum. The Agreement took effect upon the Company’s receipt of an initial payment of $80 from DSKX on September 13, 2019. Under the Agreement, DSKX will pay the remainder of the original settlement amount to the Company over a period of not more than 48 months, with an option to prepay. In exchange, the Company received a security interest in DSKX’s future accounts receivable and it dismissed its current suit against DSKX, although the Florida state court in which that suit was filed will retain jurisdiction over the settlement arrangement. Pursuant to the terms of the Agreement, if DSKX fails to make payments, the settlement amount may be accelerated and becomes immediately payable. Each party agreed to a mutual release of claims against the other and paid its own legal fees and costs in connection with the Agreement. The receivable was fully reserved as of June 30, 2019.

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

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Purchase Contracts

On December 4, 2018, the Company entered into a definitive purchase agreement for the acquisition of a 14.75-acre land parcel located in Carson City, Nevada (the “Carson City Property”) which the Company intends to net lease under a build to suit strategy. The purchase price for this property is $5,500 as adjusted for customary apportionments. The purchase price is payable by a new first mortgage loan of $2,300 with the remaining $3,200 being paid by the Company’s operating partnership issuing Series B OPCO Units that are valued at $10.00 per unit (or share of the Company’s common stock). The Company had a closing deadline of June 30, 2019 which was extended to July 31, 2019. On January 16, 2019, the Company provided a non-refundable deposit of $55 in the form of Series B OPCO Units. Due to not closing or extending the purchase agreement, the Company wrote-off this non-refundable deposit during the three and six months ended June 30, 2019 and is included in the results on the unaudited condensed consolidated statements of operations and comprehensive loss.

Commitments

On June 4, 2018, we entered into a Loan and Security Agreement with The Pigman Companies, LLC, as the administrative agent, and investors under such agreement (the “Secured Bridge Loan Agreement”). From such date to September 30, 2018, we raised approximately $1,855 of secured loans (the “Bridge Loans”) that were due September 30, 2018. The Bridge Loans are the direct obligations of OPCO and fully guaranteed by the Company. The Company pledged all its assets as security under the Secured Bridge Loan Agreement. The Bridge Loans incur interest at 10% per annum, determined based on a 360-day year, and provide an additional 5% per annum during the period that the Bridge Loans are in default. The interest on the Bridge Loans is payable on the maturity date. Common shares will be issued for the bridge loan equity bonus fee 30 days after the date the Company is listed on a public exchange (after the registration statement becomes effective) and will be equal to the principal balance of the bridge loan on October 31, 2018. On October 31, 2018, the aggregate amount of principal and interest of $1,936 was paid. As principal and interest was paid in full, the equity bonus fee is the only remaining obligation and will be recorded on the Company’s financial statements 30 days after an approved registration statement is effective and will be paid in common stock of the Company in the amount of $1,855. On April 15, 2019, Kris Pigman was nominated and accepted a position as a board director of the Company.

Employment and Severance Commitments

Under their employment agreements, the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”) are entitled an annual base compensation of $350, $250, $250 and $175, respectively for a three year term after which the employment agreements will automatically renew for successive one year terms. Upon filing of an effective registration statement and merger completion, the CEO, COO, CFO and CAO are entitled to a bonus of $250, $150, $125 and $25, respectively.

With respect to any separation of employment, (i) if the executive is terminated without “cause” (as defined in the employment agreement) or resigns for “good reason” (as defined in the employment agreement), then, in addition to the amount of base salary earned and benefits accrued as of such separation date, the executive will be entitled to receive a lump sum payment equal to 100% for the CAO, 150% for the COO and CFO and 299% for the CEO of his annual base salary payable within 30 days of the termination of his employment, and (ii) if the executive is terminated for cause or resigns without good reason, then he will be entitled to receive the amount of any base salary earned and benefits accrued as of the date of such separation and the Company will have no further obligation to the executive. In addition, if, within six months of a “change of control” (as defined in the employment agreement), the executive is terminated without cause or resigns for good reason, then, in addition to the amount of base salary earned and benefits accrued as of such separation date, the executive will be entitled to receive a lump sum payment equal to 150% for the COO and CFO, 200% for the CAO and 299% for the CEO of his annual base salary payable within 30 days of the termination of his employment.

Note 8

Convertible Redeemable Preferred Stock and Stockholders’ Equity (Deficit):

Common Stock

The Company’s common stock confers upon their holders the following rights:

●	The right to participate and vote in the Company’s stockholder meetings, whether annual or special. Each share will entitle its holder, when attending and participating in the voting in person or via agent or letter, to one vote;

●	The right to a share in the distribution of dividends, whether in cash or in the form of bonus shares, the distribution of assets or any other distribution pro rata to the par value of the shares held by them; and

●	The right to a share in the distribution of the Company’s excess assets upon liquidation pro rata to the par value of the shares held by them.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Convertible Redeemable Series A Preferred Stock

The terms of the 7% Series A Preferred Stock are governed by a certificate of designation (the “Series A Certificate of Designation”) filed by the Company with the Nevada Secretary of State on April 5, 2019. Pursuant to the Series A Certificate of Designation, the Company designated 1,600,000 shares of its preferred stock as 7% Series A Preferred Stock. Following is a summary of the material terms of the 7% Series A Preferred Stock:

●	Stated Value. The 7% Series A Preferred Stock has a stated original issue value equal to $25.00 per share (the “Series A Original Issue Price”).

●	Ranking. The 7% Series A Preferred Stock will, with respect to rights to receive dividends and to participate in distributions or payments upon liquidation, dissolution or winding up of the Company, rank (a) senior to the common stock, the Non-Voting Series B Preferred Stock, the 10% Series C Preferred Stock and any other class of securities authorized that is specifically designated as junior to the 7% Series A Preferred Stock (the “Series A Junior Securities”) and (b) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the 7% Series A Preferred Stock as to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company (the “Series A Parity Securities”).

●	Dividends. Each holder of 7% Series A Preferred Stock shall be entitled to receive cumulative dividends on each share of 7% Series A Preferred Stock held at the rate of seven percent (7%) per annum of the Series A Original Issue Price from date on which the applicable share of 7% Series A Preferred Stock was issued (the “Series A Original Issue Date”) or the Series A Dividend Payment Date for which a dividend has been paid, as applicable; provided, however, that such rate shall increase by one quarter of one percent (0.25%) per fiscal quarter beginning on the seven (7) year anniversary of the Series A Original Issue Date up to a maximum rate of twelve percent (12%) per annum; and provided further, that upon an Event of Default (as defined in the Series A Certificate of Designation), such rate, as applicable, shall be increased by 5% per annum for so long as such Event of Default continues. Dividends which have accrued as of any applicable date with respect to the 7% Series A Preferred Stock and remain unpaid as of such date are referred to as “Series A Accrued Dividends.” Dividends shall accrue and be cumulative on each share of the 7% Series A Preferred Stock commencing on the Series A Original Issue Date of such share or the Series A Dividend Payment Date for which a dividend has been paid, as applicable. Series A Accrued Dividends shall be computed and paid by the Company or accrued quarterly on the 15th day of April, July, October and January of each year (in respect of the quarterly periods ending March 31, June 30, September 30 and December 31), or if any such date is not a business day, on the business day next succeeding such day (each such date, regardless of whether any dividends have been paid or declared and set aside for payment on such date, a “Series A Dividend Payment Date”). In lieu of paying the Series A Accrued Dividends in cash, at the option of the Company, the Company may pay Series A Accrued Dividends in shares of common stock (the “Series A Dividend Shares”). In the event the Company so elects, the total Series A Dividend Shares issuable shall be equal to the total amount of Series A Accrued Dividends which the Company has elected to pay in shares of common stock divided by a price per share equal to the VWAP (as defined in the Series A Certificate of Designation) per share of common stock during the twenty (20) consecutive trading days prior to the Series A Dividend Payment Date, rounded up to the nearest whole share of common stock. So long as any shares of 7% Series A Preferred Stock are outstanding, unless the Series A Accrued Dividends have been paid in full:

●	no dividends shall be authorized and declared or paid or set apart for payment on any series or class or classes of Series A Parity Securities for any period unless full cumulative dividends have been declared and paid or are contemporaneously declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the 7% Series A Preferred Stock for all prior dividend periods; and

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

Dividends for the three months and six months ended June 30, 2019 were $388 and $681, respectively. Dividends per share for the three months and six months ended June 30, 2019 were $0.44 and $0.77, respectively.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

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

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

●	Redemption (issuer’s option). Unless prohibited by Nevada law governing distributions to stockholders, any or all of the outstanding shares of 7% Series A Preferred Stock may be redeemed by the Company at a price per share equal to the Series A Original Issue Price, plus Series A Accrued Dividends through and including the date of such redemption. The Company must send written notice of the redemption to each holder of record of 7% Series A Preferred Stock not less than forty (40) days prior to each redemption date. Any shares of 7% Series A Preferred Stock that are redeemed or otherwise acquired by the Company or any of its subsidiaries shall be automatically and immediately cancelled and retired and shall not be reissued, sold or transferred.

Redemption (holder’s option). In the event that the Corporation’s Common Stock is not listed or admitted for trading on any Trading Market on or prior December 31, 2019, then the Requisite Holders shall, upon notice of election thereof, be entitled to require the Corporation to redeem its shares of Series A Preferred Stock and the Corporation shall redeem such Holder’s shares, by paying out of the remaining assets and funds of the Corporation legally available for distribution to its stockholders, prior to the holders of Junior Stock, an amount for each redeemed share of Series A Preferred Stock equal to the Redemption Price of $25 per share. As a result of this redemption feature the security has been classified as temporary equity on the accompanying consolidated balance sheet.

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

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Class B OPCO Units

As part of the Mission Hills acquisition described above in Note 4 Asset Acquisitions, the Company issued $3,000 (300 thousand units) of Class B OPCO Units in Gadsden’s operating partnership which are convertible to Series A preferred stock based on a specified 2.5 to 1 exchange ratio. The Class B OPCO Units have the same terms as the Series A preferred stock and are convertible into Series A preferred stock when all Series C preferred stock has been converted to common and there are no more restrictions as to the number of Series A preferred shares outstanding. The Class B OPCO Units are classified at temporary equity on the accompanying unaudited condensed consolidated balance sheet.

Dividends for the three months and six months ended June 30, 2019 were $52 and $80, respectively. Dividends per share for the three months and six months ended June 30, 2019 were $0.17 and $0.27, respectively.

	Series A Redeemable		Class B OPCO Units
	Convertible Preferred Stock		Subject to Redemption
	Shares	Amount	Shares	Amount
BALANCE, JANUARY 1, 2018	-	$-	-	$-
Issuance of shares for acquisition of T9 property	340,284	8,507	-	-
Issuance of shares for acquisition of West Sacramento Lots	47,482	1,187	-	-
Issuance of shares for bridge loan legal fees	2,000	50	-	-
Series B preferred stock converted to Series A redeemable convertible preferred stock	53,000	1,325	-	-
BALANCE, DECEMBER 31, 2018	442,766	$11,069	-	$-
Series B preferred stock converted to Series A redeemable convertible preferred stock	5,840	146	-	-
Issuance of shares and OPCO Units for the acquisition of Mission Hills	440,469	11,012	300,000	3,000
BALANCE, MARCH 31, 2019	889,075	$22,227	300,000	$3,000
BALANCE, JUNE 30, 2019	889,075	$22,227	300,000	$3,000

Convertible Series B Preferred Stock

The terms of the Non-Voting Series B Preferred Stock are governed by a certificate of designation, originally filed by the Company with the Nevada Secretary of State on April 5, 2019 and amended and restated pursuant to an amendment to certificate of designation filed by the Company with the Nevada Secretary of State on May 6, 2019 (as amended, the “Series B Certificate of Designation”). Pursuant to the Series B Certificate of Designation, the Company designated 11,696,993 shares of its preferred stock as Non-Voting Series B Preferred Stock. Following is a summary of the material terms of the Non-Voting Series B Preferred Stock:

●	Stated Value. The Non-Voting Series B Preferred Stock has a stated original issue value equal to $10.00 per share.

●	Ranking. The Non-Voting Series B Preferred Stock will, with respect to rights to receive dividends and to participate in distributions or payments upon liquidation, dissolution or winding up of the Company, rank (a) senior to the common stock and any other class of securities authorized that is specifically designated as junior to the Non-Voting Series B Preferred Stock (the “Series B Junior Securities”), (b) junior to the 7% Series A Preferred Stock and 10% Series C Preferred Stock, and (c) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the Non-Voting Series B Preferred Stock as to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company (the “Series B Parity Securities”).

●	Dividends. The Non-Voting Series B Preferred Stock will participate fully with respect to all distributions and dividends made to the holders of the common stock and each holder of Non-Voting Series B Preferred Stock shall receive the same dividend or distribution as if such shares of Non-Voting Series B Preferred Stock were converted to shares of common stock immediately prior to the applicable record date for such common stock dividend or distribution, and the record date for the shares of Non-Voting Series B Preferred Stock for any such dividend or distribution shall be the same as the applicable record date for the common stock.

●	Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or Deemed Liquidation Event (as defined in the Series B Certificate of Designation), then the holders of the Non-Voting Series B Preferred Stock shall be entitled to be paid a liquidation preference out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of Series B Junior Securities by reason of their ownership thereof, but pari passu with the holders of shares of Series B Parity Securities on a pro rata basis, in an amount per share equal to $0.01.

●	Voting. The Non-Voting Series B Preferred Stock will have no voting rights other than to approve the amendment to the Company’s articles of incorporation that change any of the terms and provisions of the Non-Voting Series B Preferred Stock in a manner that is adverse to the holders of the Non-Voting Series B Preferred Stock, which approval may be effected by the holders of a majority of the issued and outstanding shares of Non-Voting Series B Preferred Stock.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

●	Optional Conversion. Holders of Non-Voting Series B Preferred Stock may, at their option, at any time and from time to time, convert some or all of their outstanding shares of Non-Voting Series B Preferred Stock into common stock at the then applicable Series B Conversion Rate. The “Series B Conversion Rate” means 24.4233:1 so that each share of Non-Voting Series B Preferred Stock will be converted into 24.4233 shares of common stock, subject to adjustment for any stock splits, stock combinations, recapitalizations or similar transactions, or as provided in the Series B Certificate of Designation. Notwithstanding the foregoing, no such conversion shall be permitted to the extent that the Company does not have sufficient authorized shares of common stock. The Company agreed to use its commercially reasonable efforts to file an amendment to its Amended and Restated Articles of Incorporation as promptly as possible to increase its authorized shares of common stock. As of June 30, 2019, 8,696,993 Series B Preferred Stock were converted to common stock and 3,000,000 shares remain outstanding.

●	Automatic Conversion. The outstanding shares of the Non-Voting Series B Preferred Stock shall be converted to shares of common stock at the Series B Conversion Rate for the shares held in escrow as security upon completion and delivery the Mission Hills Square asset. The remaining 3,000,000 Series B shares will be held in escrow as security until the completion and delivery the Mission Hills Square asset; provided that no such conversion shall be permitted prior to the date that the Company files an amendment to its Amended and Restated Articles of Incorporation to increase its authorized shares of common stock.

●	Mergers and Business Combinations. The Series B Certificate of Designation contains the same provision regarding mergers and business combinations as the Series A Certificate of Designation.

Convertible Series C Preferred Stock

The terms of the 10% Series C Preferred Stock are governed by a certificate of designation (the “Series C Certificate of Designation”) filed by the Company with the Nevada Secretary of State on April 5, 2019. Pursuant to the Series C Certificate of Designation, the Company designated 11,000,000 shares of its preferred stock as 10% Series C Preferred Stock. Following is a summary of the material terms of the 10% Series C Preferred Stock:

●	Stated Value. The 10% Series C Preferred Stock has a stated original issue value equal to $10.00 per share (the “Series C Original Issue Price”).

●	Ranking. The 10% Series C Preferred Stock will, with respect to rights to receive dividends and to participate in distributions or payments upon liquidation, dissolution or winding up of the Company, rank (a) senior to the common stock, the Non-Voting Series B Preferred Stock, and any other class of securities authorized that is specifically designated as junior to the 10% Series C Preferred Stock (the “Series C Junior Securities”), (b) junior to the 7% Series A Preferred Stock, and (c) on parity with any class or series of capital stock of the Company expressly designated as ranking on parity with the 10% Series C Preferred Stock as to dividend rights and rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company (the “Series C Parity Securities”).

●	Dividends. Each holder of 10% Series C Preferred Stock shall be entitled to receive cumulative dividends on each share of 10% Series C Preferred Stock held at the rate of ten percent (10%) per annum of the Series C Original Issue Price from date on which the applicable share of 10% Series C Preferred Stock was issued (the “Series C Original Issue Date”) or the Series C Dividend Payment Date (as defined below) for which a dividend has been paid, as applicable, payable as follows: (i) eight percent (8%) per annum of the Series C Original Issue Price shall be payable in cash (the “Cash Dividend”) and (ii) two percent (2%) per annum of the Series C Original Issue Price (the “Payment in Kind Dividend”) shall be paid to each holder of 10% Series C Preferred Stock by the Company issuing additional shares of 10% Series C Preferred Stock. Dividends which have accrued as of any applicable date with respect to the 10% Series C Preferred Stock and remain unpaid as of such date are referred to as “Series C Accrued Dividends.” Dividends shall accrue on each share of the 10% Series C Preferred Stock commencing on the Series C Original Issue Date of such share or the Series C Dividend Payment Date for which a dividend has been paid, as applicable. Dividends shall be paid quarterly on the 15th day of April, July, October and January of each year (in respect of the quarterly periods ending March 31, June 30, September 30 and December 31), or if any such date is not a business day, on the business day next succeeding such day (each such date, regardless of whether any dividends have been paid or declared and set aside for payment on such date, a “Series C Dividend Payment Date”). All dividends payable in stock shall be paid by the Company issuing shares of 10% Series C Preferred Stock (“Series C Dividend Shares”). The aggregate number of Series C Dividend Shares as of any Series C Dividend Payment Date shall be equal to the aggregate Payment in Kind Dividend then accrued as of such Series C Divided Payment Date, divided by the Series C Original Issue Price. So long as any shares of 10% Series C Preferred Stock are outstanding, unless the Series C Accrued Dividends have been paid in full:

●	no dividends shall be authorized and declared or paid or set apart for payment on any series or class or classes of Series C Parity Securities for any period unless full cumulative dividends have been declared and paid or are contemporaneously declared and paid or declared and a sum sufficient for the payment thereof set apart for such payment on the 10% Series C Preferred Stock for all prior dividend periods; and

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

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

Dividends for the three months and six months ended June 30, 2019 were $623 and $1,009, respectively. Dividends per share for the three months and six months ended June 30, 2019 were $1.26 and $2.04, respectively.

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

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

●	amend its articles of incorporation, bylaws or any other certificates of designation of the Company in a manner that adverse to the rights of the holders of the 10% Series C Preferred Stock;

●	pay any divided on account to any of the capital stock of the Company, other than on account of the 7% Series A Preferred Stock or the 10% Series C Preferred Stock unless all accrued dividends on the 7% Series A Preferred Stock and the Series C Accrued Dividends are paid in full, pay any dividend on any capital stock (other than dividends on the outstanding 7% Series A Preferred Stock), provided, however, that if the Series C Requisite Holders approve the payment of dividends on the common stock, then each holder will participate in such common stock dividend on a pro rata basis assuming all shares of 10% Series C Preferred Stock have been converted into common stock on the record date of such divided distribution;

●	incur any indebtedness other than indebtedness incurred in the ordinary course and: (i) the debt of the Company or any of its subsidiaries existing on the date of the first issuance of shares of the 10% Series C Preferred Stock, including convertible promissory notes, (ii) refinancing such existing debt on terms similar in all material respects, (iii) mortgages for real estate assets and/or properties, or (iv) purchase money indebtedness or deferred acquisition payments directly related to real estate investments; provided that the aggregate of such permitted indebtedness does not reduce the net asset value of the real estate investments (free and clear of mortgages and other financing obligations) below the greater of: $75,000 or 300% of the aggregate of the Series C Original Issue Price for the shares of 10% Series C Preferred Stock that are issued and outstanding and issued for cash purchase price;

●	unless all accrued dividends on the 7% Series A Preferred Stock and the Series C Accrued Dividends are paid in full, redeem any shares of the Company’s preferred stock (other than shares of the 7% Series A Preferred Stock) or common stock (other than pursuant to employee or consultant agreements giving the Company the right to repurchase shares at the original cost thereof upon the termination of services and provided that such repurchase is approved by the board of directors);

●	enter into any agreement with respect to any of the foregoing; or

●	enter into any agreement, amend or modify any existing agreement or obligation, or issue any security that prohibits, conflicts or is inconsistent with, or would be breached by, the Company’s performance of its obligations under the Series C Certificate of Designation.

●	Conversion. All of the shares of 10% Series C Preferred Stock shall automatically be converted without any action on the part of holders into shares of common stock at the applicable Series C Conversion Rate upon the first to occur of: (i) the thirtieth (30th) day after the listing of the common stock on a national exchange; or (ii) the closing date of an underwritten public offering of the common stock providing aggregate gross proceeds to the Company equal to, or in excess of, $15,000,000. The “Series C Conversion Rate” means the number of shares of common stock equal to the Series C Original Issue Price divided by eighty percent (80%) of: (x) the VWAP per share of common stock during the twenty (20) consecutive trading days prior to the applicable conversion date, or (y) in the event of an automatic conversion occurring based on the event described clause (ii) above, the price per share in the public offering. In addition, from and after the date that is thirty (30) consecutive trading days after the date that the common stock is listed or admitted for trading on any trading market (which includes OTC markets), holders of 10% Series C Preferred Stock, at their option, and subject to the conversion limitations set forth below, may, at any time and from time to time, convert some or all of their outstanding shares of 10% Series C Preferred Stock into common stock at the then applicable Series C Conversion Rate. In May of 2019, 2,000,000 of the outstanding Gadsden 10% Series C Preferred Stock were exchanged for the Company’s 10% Series C Preferred Stock and therefore are convertible at the option of the stockholder. VWAP is defined, generally, under the Series C Certificate of Designation as the volume weighted average price for common stock on the applicable trading market (which includes OTC markets), or if the common stock is not so listed and admitted for trading, then other cases, the fair value of a share of common stock as determined in good faith by the board of directors; provided that if the common stock is not listed or quoted on a trading market, then the VWAP is subject to a minimum price per share of $0.05. Notwithstanding the foregoing, conversion of the 10% Series C Preferred Stock is subject to the following conversion limitations.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

●	The Company shall not affect any conversion, and a holder shall not have the right to convert shares of its 10% Series C Preferred Stock to the extent that after giving effect to the issuance of shares of common stock upon conversion thereof, the holder (together with the holder’s affiliates), would beneficially own in excess of the Beneficial Ownership Limitation. The “Beneficial Ownership Limitation” is equal to 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion. Upon no fewer than 61 days’ prior notice to the Company, a holder may increase or decrease the Beneficial Ownership Limitation. Any such increase or decrease will not be effective until the 61st day after such notice is delivered to the Company and shall only apply to such holder and no other holder of shares of 10% Series C Preferred Stock. The number of shares of common stock beneficially owned by the holder and its affiliates shall include the number of shares of common stock issuable upon conversion with respect to which such determination is being made, but shall exclude the number of shares of common stock which would be issuable upon (i) conversion of the remaining shares of 10% Series C Preferred Stock beneficially owned by the holder or any of its affiliates and (B) exercise or conversion of the unexercised or non-converted portion of any other securities of the Company, subject to a limitation on conversion or exercise analogous to the limitation contained herein beneficially owned by the holder or any of its affiliates. Except as set forth in the preceding sentence, beneficial ownership shall be calculated in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended.

●	Mergers and Business Combinations. The Series C Certificate of Designation contains the same provision regarding mergers and business combinations as the Series A Certificate of Designation.

Series B OPCO Units

FHDC holds 2,500,000 Series B OPCO Units which are currently in escrow until the completion of the Mission Hills Square and HG226 LLC holds 5,500 Series B OPCO relating to the deposit of Carson City. Series B OPCO Units are convertible into common shares on 1 for 1 basis after one year of being issued (after released from escrow) at the option of the holder.

Common Stock Warrants

The Company issued warrants to purchase an aggregate of 480,000 shares of the Company’s common stock at an exercise price of $0.01 per share to its advisor of which 9,900 related to the purchase of the Sacramento Home Lots and 225,000 was related to the T9 acquisition and 245,100 advisory fee warrants for Mission Hills acquisition which closed on January 31, 2019. 217,110 of these warrants were recorded in deferred acquisition costs as of December 31, 2018 and 27,990 warrants were issued on January 31, 2019 with the closing of the asset. See Note 4 asset acquisitions for details on the Mission Hills acquisition.

The warrants assumed as part of the stock purchase agreement to purchase 446,429 shares of common stock of the Company over a period of 5-years at an exercise price of $0.28 subject to certain standard adjustments. The warrant is fully vested and was granted in consideration for legal services that were rendered by the service provider.

Freestanding warrants are classified and measured in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging: Contracts in Own Equity. Under this guidance, the warrants issued to the advisor are equity-classified. The following represents a summary of the Warrants outstanding at June 30, 2019 and December 31, 2018 and changes during the period then ended:

	Warrants	Weighted Average Exercise Price
Outstanding and Exercisable at January 1, 2018	-	$-
Expired/Forfeited	-	-
Granted	452,010	0.01
Outstanding and Exercisable at December 31, 2018	452,010	$0.01
Expired/Forfeited	-	-
Granted	27,990	0.01
Assumed as part of reverse recapitalization	446,429	0.28
Outstanding and Exercisable at June 30, 2019	926,429	$0.14

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Note 9

Non-Controlling Interest:

On January 16, 2019, the Company provided a non-refundable deposit of $55 in the form of Series B OPCO Units relating to the Carson City land purchase agreement. See Note 7 Commitments and Contingencies above for additional details.

As part of the Mission Hills acquisition described in Note 4 Asset Acquisitions, the Company issued 2,500,000 Series B OPCO Units in Gadsden’s operating partnership, which were recorded at the fair value of the transaction amount totaling $11,451.

On January 14, 2019, the Company sold 1,000 Series A Preferred Units of Gadsden Roseville, LLC, a Delaware limited liability company, or Gadsden Roseville, for a purchase price of $350,000, in accordance with an Amended and Restated Limited Liability Company Agreement of Roseville, or the LLC Agreement, entered into among Gadsden Roseville, LLC, a wholly owned subsidiary of Gadsden, or Gadsden Investments, and FC Global. As these Series A Preferred Units are in a wholly owned subsidiary, it was recorded as non-controlling interest.

The Stock Purchase Agreement closed on April 5, 2019. As part of the Gadsden Transaction, Gadsden Growth Properties transferred and assigned all of its general partnership interests and Series A preferred limited partnership interests holding the Roseville property to FC Global thus eliminating the non-controlling interest.

Series B OPCO Units are convertible into common shares on 1 for 1 basis after 1 year of being issued.

As part of the reverse capitalization (see Note 3), the Company assumed an investment property in California (the “Highway 59” property) in which the Company has a 75% ownership and a net asset value of $279. As part of the reverse recapitalization, $232 of non-controlling interest was recorded of which $129 relates to the Highway 59 non-controlling interest offset by $361 that relates to the Gadsden Roseville LLC non-controlling interest eliminated as part of the recapitalization.

Note 10

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

A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The benefit of tax positions taken or expected to be taken in the Company’s income tax returns are recognized in the consolidated financial statements if such positions are more likely than not of being sustained. As of June 30, 2019, an amount of $1,610 related to corporate international unrecognized tax benefits is included in other accrued liabilities.

Taxes which may apply in the event of a disposal of investments in subsidiaries have not been included in computing the deferred taxes, as the Company anticipates it would liquidate those subsidiaries that can be closed on a tax-free basis.

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

During the three and six months ended June 30, 2019 and 2018, the Company recognized no income tax expense or benefit.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Note 11

Subsequent Events:

Amendments to Articles of Incorporation or Bylaws;

On August 19, 2019, FC Global filed an Amendment to its Amended and Restated Articles of Incorporation (the “Amendment”) with the Nevada Secretary of State to, among other things (i) change the name of the Company to “Gadsden Properties, Inc.”; (ii) increase the number of authorized shares of the Company’s Common Stock from 500,000,000 shares to 5,000,000,000 shares; and (iii) add certain provisions restricting ownership and transfer of shares to comply with requirements under the Internal Revenue Code for a real estate investment trust (“REIT”). At this time, the Company will continue to trade its stock under the symbol “FCRE” on the OTC Pink Sheets. The Company anticipates changing that symbol in the near future.

Private Placement

Purchase Agreement

On August 2, 2019, the Company and Gadsden, entered into a Purchase Agreement (the “Purchase Agreement”) with the several lenders named therein (collectively, the “Initial Lenders”), pursuant to which the Initial Lenders agreed to purchase for an aggregate purchase price of $400: (i) Notes, in the principal amount of $400; and (ii) 421,053 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.50 per share with a fair value of $143 based on the Black Scholes model. The sale by the Company to the Initial Lenders was completed on August 2, 2019 (the “Initial Closing”).

On August 30, 2019, the Company and the Gadsden entered into a Purchase Agreement with the lender named therein (the “Second Lender”), pursuant to which the Second Lender agreed to purchase for an aggregate purchase price of $100: (i) a Note, in the principal amount of $100; and (ii) 125,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.50 per share with a fair value of $19 based on the Black Scholes model. The sale by the Company to the Second Lender was completed on August 30, 2019 (the “Second Closing”).

On October 23, 2019, the Company and Gadsden entered into the Purchase Agreement with the lenders named therein (the “Third Lenders” and together with the Initial Lenders and Second Lender, the “Lenders”), pursuant to which the Third Lenders agreed to purchase for an aggregate purchase price of $425: (i) Notes, in the total principal amount of $425; and (ii) Warrants to be issued per the purchase agreement terms. The sale by the Company to the Lenders was completed on October 23, 2019 (the “Third Closing”).

Pursuant to the terms of the Purchase Agreement, the Company may hold one or more additional closings for the sale of up to an additional $14,075 of Securities (collectively with the Initial Closing, the Second Closing and the Third Closing, the “Private Placement”) through December 31, 2019, which date may be extended for up to 180 additional days at the joint election of the Company and National Securities Corporation, the placement agent for the Private Placement.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Loan and Security Agreement

In connection with the Purchase Agreement, the Company, as Guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gadsden Growth Properties, L.P. (“OPCO”), as Borrower, and the Lenders. Pursuant to the Loan Agreement, the loans made and evidenced by the Notes purchased by the Lenders (the “Loans”) will bear interest at a non-compounded per annum rate of interest equal to ten percent (10%), or, if lower, the maximum amount permitted by applicable law, with interest on the Loans accruing from the date the Loans are made. Accrued and unpaid interest on the unpaid principal balance of all Loans outstanding under the Private Placement from time to time shall be due and payable quarterly on the first day of each January, April, July and October while the Loans remain outstanding with the final payment of accrued, but unpaid, interest being due and payable on the maturity date, which is the earlier of (i) June 30, 2021 or (ii) two (2) business days following a Liquidity Event (as described below), unless extended pursuant to any modification, extension or renewal note executed by OPCO and accepted by the Lenders in their sole and absolute discretion. A Liquidity Event is defined in the Loan Agreement as (i) any sale, lease or other disposition of any asset of OPCO or any subsidiary thereof (other than a sale, lease or other disposition to a wholly-owned subsidiary or affiliate of OPCO), whether alone or in the aggregate with other sales, leases or other dispositions, resulting in net cash proceeds payable to OPCO or the Company of at least $25,000 in the aggregate or (ii) one or more debt or equity financings by OPCO or the Company, resulting in net cash proceeds of at least $25,000 in the aggregate.

Any amount of interest on the principal amount of any Loan made under the Private Placement which is not paid when due shall be added to the principal balance of such Loan and shall bear interest payable on demand at a default per annum interest rate equal to fifteen percent (15%). Gadsden may prepay the Loans in cash, in whole or in part, without penalty, provided that any prepayment of principal shall include all accrued and unpaid interest thereon to the date of such prepayment.

Pursuant to the terms of the Loan Agreement, the Company has absolutely and unconditionally guaranteed prompt payment when due, whether at stated maturity, by required prepayment, upon acceleration, demand or otherwise, and at all times thereafter, of any and all of the Loans or other obligations of OPCO to the Lenders arising under the Loan Agreement or under any other document entered into in connection with the Private Placement (the “Guaranty”). In connection with the Guaranty, the Lenders having Loans representing a majority in principal amount of the aggregate amount of Loans outstanding at the time of determination, may, at any time and from time to time, without notice or demand, and without affecting the enforceability or continuing effectiveness of the Loan Agreement: (i) amend, extend, renew, compromise, discharge, accelerate or otherwise change the time for payment or the terms of the Loans or any part thereof; (ii) take, hold, exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any security for the payment owing under the Guaranty; (iii) apply such security and direct the order or manner of sale thereof as such Lenders may determine; and (iv) release or substitute one or more of any endorsers or other guarantor of any of such obligations. All intercompany debt of Gadsden owing to the Company is subordinated until such time as the obligations under the Loan Agreement are paid in full in cash.

As security for the payment and performance of the obligations under the Loan Agreement, OPCO pledged to the Lenders a continuing and unconditional security interest in and to any and all assets and property of OPCO, subject to the terms of the Loan Agreement.

Issuance of Warrants

As part of the Private Placement, the Company issued Warrants to the Lenders pursuant to the Purchase Agreement. The Warrants have an exercise price of $0.50 and are exercisable in whole or in part for three (3) years from the date of issuance, subject to the terms and conditions therein, and includes a provision by which the Lenders may exercise the Warrants by means of a cashless exercise. The number of shares of common stock for which each Warrant may be exercised is equal to the Loan amount of such Lender divided by the “Closing VWAP,” which is defined in the Warrant as the volume weighted average closing price of the Company’s common stock for the 20 trading days after the date of issuance of the Warrant.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment from time to time for stock splits, combinations, stock dividends, consolidation or merger, the sale or other disposition of all or substantially all of the Company’s assets, or reclassification, change or conversion of the outstanding securities of the Company or any reorganization of the Company or any similar corporate reorganization.

GADSDEN PROPERTIES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

(unaudited)

Pursuant to the terms of the Warrant, the Company will reserve and keep available from its authorized but unissued common stock the number of shares of common stock that are then issuable and deliverable upon the exercise of the entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Investor.

Placement Agent Warrants

As part of the Private Placement, the Company entered into a placement agent agreement in which the Company agreed to issue to the placement agent warrants to purchase a number of shares of the Company’s common stock equal to 2% of the consideration raised as payment for financing fees. The number of placement agent warrants to be issued shall be determined based upon the value of the placement agent warrants utilizing the Black Scholes model on the day a of the closing under the Private Placement. The placement agent warrants shall have an exercise price per share equal to 100% of the price per share of common stock on the day of a closing under the Private Placement and a duration of seven years from the date of the warrants’ issuance.

On August 2, 2019, in connection with the Initial Closing the Company issued 80,718 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.3399 per share with a fair value of $27 based on the Black Scholes model.

On August 30, 2019, the Company issued 44,663 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.15 per share with a fair value of $7 based on the Black Scholes model.

On October 23, 2019, the Company issued 436,761 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.0507 per share with a fair value of $22 based on the Black Scholes model.

As part of the placement agent agreement, the Company agreed to issue to the placement agent warrants to purchase 250,000 shares of the Company’s common stock as payment for advisory fees. Such warrants have an exercise price of $.35 per share with a fair value of $85 based on the Black Scholes model and a duration of seven years from the date of such warrants’ issuance.

Stock Issuance to Directors

On July 18, 2019, three directors were each issued 818,171 shares of the Company’s stock for their service on the Company’s Board. The shares were issued to equalize these Board members to the new members of the Board who had previously served on the board of directors of Gadsden Growth Properties, Inc. (“Gadsden”). Gadsden’s board members hold incentive shares from Gadsden that are convertible into a comparable amount of shares of the Company as those issued to the three new directors. The shares are unregistered and restricted and vest ratably over a three-year period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report “we,” “us,” “our” and the “Company” refer to Gadsden Properties, Inc., a Nevada corporation, and its consolidated subsidiaries (formerly FC Global Realty Incorporated).

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

Our Company

Gadsden Properties, Inc. and its subsidiaries, or the Company, formerly FC Global Realty Incorporated (“FC Global”) re-incorporated in Nevada on December 30, 2010, originally formed in Delaware in 1980, is, since earlier in 2017, a real estate development and asset management company concentrated primarily on investments in high quality income producing assets, residential developments and other opportunistic commercial properties.

On March 13, 2019, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) with Gadsden Growth Properties, Inc., a Maryland corporation (“Gadsden”) (which was amended on April 5, 2019 and May 2, 2019), pursuant to which Gadsden agreed to transfer and assign to the Company all of its general partnership interests and Class A limited partnership interests in Gadsden Growth Properties, L.P., a Delaware limited partnership (“OPCO”), the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of the Company’s common stock and 7% Series A Cumulative Redeemable Convertible Perpetual Preferred Stock (the “7% Series A Preferred Stock”), Series B Non-Voting Convertible Preferred Stock (the “Non-Voting Series B Preferred Stock”) and 10% Series C Cumulative Convertible Preferred Stock (the “10% Series C Preferred Stock”) that is equal to the number of shares of Gadsden’s 7% Series A Cumulative Redeemable Convertible Perpetual Preferred Stock, Series B Non-Voting Convertible Preferred Stock and the 10% Series C Cumulative Convertible Preferred Stock, respectively. Please see “Gadsden Purchase Agreement” under Liquidity and Capital Resources for details regarding this transaction.

Based on the accounting rules as applied to the Stock Purchase Agreement, Gadsden was deemed to be the acquiring company for accounting purposes. Management concluded the Stock Purchase Agreement is an asset acquisition and not a business combination. The Company is not acquiring employees, processes or outputs, other than a negligible amount of revenue. Management is in the process of disposing of all of the historical FC Global assets and liabilities and these assets and liabilities are classified as “held for sale” on the unaudited condensed consolidated balance sheets. One small single-tenant building that is not classified as “held for sale” is currently being considered for disposal by the Company’s management. Accordingly, the financial statements of Gadsden will be treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged of the Company being included only from April 6, 2019 and thereafter.

Our focus is now on value-added retail and mixed-use properties in secondary and tertiary markets across the United States. The Company derives value from smaller, flexible investments that range from $5 million to $50 million. As a result of this chosen strategy, we have developed a unique competitive advantage that generally allows it to compete with less well capitalized buyers, such as publicly traded REITs and other large institutional investors.

Existing Portfolio

Following the acquisition under the Stock Purchase Agreement, as of June 30, 2019, the Company’s real estate portfolio consists of the following properties:

●	Mission Hills Square. Mission Hills Square is a new mixed-use development located in Fremont, California and slated for completion in in the fourth quarter of 2020. Situated in the foothills of the San Francisco Bay Area along Highway 680, Mission Hills Square will offer 158 residential apartment units and more than 53,900 square feet of commercial retail space. Mission Hills future commercial tenants are anticipated to include retail stores, sit-down restaurants, and casual eateries that will serve not only the residents of Mission Hills but also the populations that live in the surrounding areas, as Mission Hills Square will be an easily accessible shopping and dining destination.

●	Sacramento Home Lots. Sacramento Home Lots include two separate investment parcels, referred to as Roseville and Jessie. The Roseville parcel is located on Roseville Road in Sacramento, California and is an approximately 9.6 acres parcel that is entitled for the development of approximately 65 small lot single family detached homes. The Jessie parcel is located on Jessie Avenue in Sacramento, California and is an approximately 13.6-acre parcel that is entitled for the development of 94 small lot single family detached homes. The parcels are in established residential neighborhoods. The Company sold the Roseville parcel for $1.5 million in cash, net of delinquent property taxes, liens, mortgage debt, accrued interest and customary sales commissions and closing costs, and is negotiating to sell the Jesse parcel with the same buyer. These properties are reported under “Assets held for sale” on the unaudited condensed consolidated balance sheet.

●	Ohio Medical Office. In 2018, the Company acquired a 7,738 square foot medical office building in Dayton, Ohio. The building’s former owner, and current tenant, a medical practice, has entered into a lease with the Company to continue its occupancy through April 2022, with the option to renew that lease for two additional five-year terms.

●	Gas Station Sites. In 2017, the Company acquired three unoccupied land sites intended for development as gas stations in northern California. The Company has entered into sales contracts for the sites for an aggregate purchase price of $855 thousand, net of delinquent property taxes, title liens, customary sales commissions and closing costs. These properties closed escrow in September and October of 2019. These properties are reported under “Assets held for sale” on the Unaudited Condensed Consolidated Balance Sheet.

●	Vacant Land. In 2017, the Company acquired an unoccupied land site intended for development in Atwater, California commonly referred to as “Green Sands II”. The site consists of a single parcel 1.05 acres in size zoned for industrial use. The property is reported under “Assets held for sale” on the unaudited condensed consolidated balance sheet. This property was encumbered by a First Deed of Trust and the Company determined the value of the property was less than the note and returned the property to the note holder in August of 2019.

Recent Developments

Amendment No. 3 to Stock Purchase Agreement

On July 1, 2019, the Company and Gadsden entered into Amendment No. 3, which amends the Stock Purchase Agreement to add a new Section 9.13, under which the Company assumes all accrued liabilities of Gadsden and agrees to pay and discharge those liabilities, as well as any future liabilities which Gadsden may accrue through the date that Gadsden is merged with and into the Company or a subsidiary of the Company. Moreover, Gadsden transferred to the Company all of its right, title and interest, legal or equitable, in and to all of Gadsden’s its assets, other than the securities of the Company held by Gadsden.

Amendments to Articles of Incorporation

On August 19, 2019, FC Global Realty Incorporated filed an Amendment to its Amended and Restated Articles of Incorporation with the Nevada Secretary of State to, among other things (i) change the name of the Company to “Gadsden Properties, Inc.”; (ii) increase the number of authorized shares of the Company’s common stock from 500,000,000 shares to 5,000,000,000 shares; and (iii) add certain provisions restricting ownership and transfer of shares to comply with requirements under the Internal Revenue Code for a real estate investment trust, or REIT. At this time, the Company will continue to trade its stock under the symbol “FCRE” on the OTC Pink Sheets. The Company anticipates changing that symbol in the near future.

Private Placement

Purchase Agreement

On August 2, 2019, the Company and Gadsden, entered into a Purchase Agreement (the “Purchase Agreement”) with the several lenders named therein (collectively, the “Initial Lenders”), pursuant to which the Initial Lenders agreed to purchase for an aggregate purchase price of $400 thousand: (i) Notes, in the principal amount of $400 thousand; and (ii) 421,053 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.50 per share with a fair value of $143 thousand based on the Black Scholes model. The sale by the Company to the Initial Lenders was completed on August 2, 2019 (the “Initial Closing”).

On August 30, 2019, the Company and the Gadsden entered into a Purchase Agreement with the lender named therein (the “Second Lender”), pursuant to which the Second Lender agreed to purchase for an aggregate purchase price of $100 thousand: (i) a Note, in the principal amount of $100 thousand; and (ii) 125,000 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.50 per share with a fair value of $19 thousand based on the Black Scholes model. The sale by the Company to the Second Lender was completed on August 30, 2019 (the “Second Closing”).

On October 23, 2019, the Company and Gadsden entered into the Purchase Agreement with the lenders named therein (the “Third Lenders” and together with the Initial Lenders and Second Lender, the “Lenders”), pursuant to which the Third Lenders agreed to purchase for an aggregate purchase price of $425 thousand: (i) Notes, in the total principal amount of $425 thousand; and (ii) Warrants to be issued per the purchase agreement terms. The sale by the Company to the Lenders was completed on October 23, 2019 (the “Third Closing”).

Pursuant to the terms of the Purchase Agreement, the Company may hold one or more additional closings for the sale of up to an additional $14,075 thousand of Securities (collectively with the Initial Closing, the Second Closing and the Third Closing, the “Private Placement”) through December 31, 2019, which date may be extended for up to 180 additional days at the joint election of the Company and National Securities Corporation, the placement agent for the Private Placement.

Loan and Security Agreement

In connection with the Purchase Agreement, the Company, as Guarantor, entered into a Loan and Security Agreement (the “Loan Agreement”) with Gadsden Growth Properties, L.P. (“OPCO”), as Borrower, and the Lenders. Pursuant to the Loan Agreement, the loans made and evidenced by the Notes purchased by the Lenders (the “Loans”) will bear interest at a non-compounded per annum rate of interest equal to ten percent (10%), or, if lower, the maximum amount permitted by applicable law, with interest on the Loans accruing from the date the Loans are made. Accrued and unpaid interest on the unpaid principal balance of all Loans outstanding under the Private Placement from time to time shall be due and payable quarterly on the first day of each January, April, July and October while the Loans remain outstanding with the final payment of accrued, but unpaid, interest being due and payable on the maturity date, which is the earlier of (i) June 30, 2021 or (ii) two (2) business days following a Liquidity Event (as described below), unless extended pursuant to any modification, extension or renewal note executed by OPCO and accepted by the Lenders in their sole and absolute discretion. A Liquidity Event is defined in the Loan Agreement as (i) any sale, lease or other disposition of any asset of OPCO or any subsidiary thereof (other than a sale, lease or other disposition to a wholly-owned subsidiary or affiliate of OPCO), whether alone or in the aggregate with other sales, leases or other dispositions, resulting in net cash proceeds payable to OPCO or the Company of at least $25 million in the aggregate or (ii) one or more debt or equity financings by OPCO or the Company, resulting in net cash proceeds of at least $25 million in the aggregate.

Any amount of interest on the principal amount of any Loan made under the Private Placement which is not paid when due shall be added to the principal balance of such Loan and shall bear interest payable on demand at a default per annum interest rate equal to fifteen percent (15%). Gadsden may prepay the Loans in cash, in whole or in part, without penalty, provided that any prepayment of principal shall include all accrued and unpaid interest thereon to the date of such prepayment.

Pursuant to the terms of the Loan Agreement, the Company has absolutely and unconditionally guaranteed prompt payment when due, whether at stated maturity, by required prepayment, upon acceleration, demand or otherwise, and at all times thereafter, of any and all of the Loans or other obligations of OPCO to the Lenders arising under the Loan Agreement or under any other document entered into in connection with the Private Placement (the “Guaranty”). In connection with the Guaranty, the Lenders having Loans representing a majority in principal amount of the aggregate amount of Loans outstanding at the time of determination, may, at any time and from time to time, without notice or demand, and without affecting the enforceability or continuing effectiveness of the Loan Agreement: (i) amend, extend, renew, compromise, discharge, accelerate or otherwise change the time for payment or the terms of the Loans or any part thereof; (ii) take, hold, exchange, enforce, waive, release, fail to perfect, sell, or otherwise dispose of any security for the payment owing under the Guaranty; (iii) apply such security and direct the order or manner of sale thereof as such Lenders may determine; and (iv) release or substitute one or more of any endorsers or other guarantor of any of such obligations. All intercompany debt of Gadsden owing to the Company is subordinated until such time as the obligations under the Loan Agreement are paid in full in cash.

As security for the payment and performance of the obligations under the Loan Agreement, OPCO pledged to the Lenders a continuing and unconditional security interest in and to any and all assets and property of OPCO, subject to the terms of the Loan Agreement.

Issuance of Warrants

As part of the Private Placement, the Company issued Warrants to the Lenders pursuant to the Purchase Agreement. The Warrants have an exercise price of $0.50 and are exercisable in whole or in part for three (3) years from the date of issuance, subject to the terms and conditions therein, and includes a provision by which the Lenders may exercise the Warrants by means of a cashless exercise. The number of shares of common stock for which each Warrant may be exercised is equal to the Loan amount of such Lender divided by the “Closing VWAP,” which is defined in the Warrant as the volume weighted average closing price of the Company’s common stock for the 20 trading days after the date of issuance of the Warrant.

The exercise price and number of shares of common stock issuable upon exercise of the Warrants are subject to adjustment from time to time for stock splits, combinations, stock dividends, consolidation or merger, the sale or other disposition of all or substantially all of the Company’s assets, or reclassification, change or conversion of the outstanding securities of the Company or any reorganization of the Company or any similar corporate reorganization.

Pursuant to the terms of the Warrant, the Company will reserve and keep available from its authorized but unissued common stock the number of shares of common stock that are then issuable and deliverable upon the exercise of the entire Warrant, free from preemptive rights or any other contingent purchase rights of persons other than the Investor.

Placement Agent Warrants

As part of the Private Placement, the Company entered into a placement agent agreement in which the Company agreed to issue to the placement agent warrants to purchase a number of shares of the Company’s common stock equal to 2% of the consideration raised as payment for financing fees. The number of placement agent warrants to be issued shall be determined based upon the value of the placement agent warrants utilizing the Black Scholes model on the day a of the closing under the Private Placement. The placement agent warrants shall have an exercise price per share equal to 100% of the price per share of common stock on the day of a closing under the Private Placement and a duration of seven years from the date of the warrants’ issuance.

On August 2, 2019, the Company issued 80,718 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.3399 per share with a fair value of $27 thousand based on the Black Scholes model.

On August 30, 2019, the Company issued 44,663 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.15 per share with a fair value of $7 thousand based on the Black Scholes model.

On October 23, 2019, the Company issued 436,761 warrants to purchase shares of the Company’s common stock, at an exercise price of $0.0507 per share with a fair value of $22 thousand based on the Black Scholes model.

As part of the placement agent agreement, the Company agreed to issue to the placement agent warrants to purchase 250,000 shares of the Company’s common stock as payment for advisory fees. Such warrants have an exercise price of $.35 per share with a fair value of $85 thousand based on the Black Scholes model and a duration of seven years from the date of such warrants’ issuance.

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the three months ended June 30, 2019 and 2018. (All dollar amounts in thousands)

	Three Months Ended June 30,
	2019	2018
Rental income	$14	$-
Rental expense	2	-
Net rental income	12	-
Operating expenses:
General and administrative	2,049	701
Operating loss	(2,037)	(701)
Interest and other financing expense, net	1,199	46
Interest expense – related parties	-	15
Net loss including portion attributable to non-controlling interest	(3,236)	(762)
Loss attributable to non-controlling interest	(430)	-
Net loss	(2,806)	(762)

Cumulative preferred stock dividends	1,063	-
Net loss attributable to common stockholders after preferred dividends	$(3,869)	$(762)

Rental income. For the three months ended June 30, 2019, rental income was $14 thousand compared to $0 in the three months ended June 30, 2018. The increase was due to the acquisition of a rental income producing property in the reverse capitalization in April 2019.

General and administrative expenses. For the three months ended June 30, 2019, general and administrative expenses were approximately $2.0 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the three months ended June 30, 2018, general and administrative expenses were approximately $0.7 million. The increase of approximately $1.3 million was primarily the result of legal, insurance and salaries which included the addition of one FTE employee. Also attributing to the increase was impairment recorded on property held for sale and a loss on the sale of property.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the three months ended June 30, 2019 was approximately $1.2 million. Net interest and other financing expense related to our notes payable and currency conversion differences for the three months ended June 30, 2018 was approximately $46 thousand. The increase of approximately $1.2 million is primarily due to exit fees associated with the Sacramento property held for sale.

Interest expense – related parties. Interest expense – related parties expense related to the OID note -related party for the three months ended June 30, 2018 was approximately $15 thousand. The decrease was the result of the notes OID notes being fully amortized.

Net Loss attributable to non-controlling interest. Net loss attributable to non-controlling interest was approximately $0.4 million for the three months ended June 30, 2019 and is the result of OPCO units issued in the acquisition of Mission Hills. There was no non-controlling interest for the three months ended June 30, 2018.

Net Loss. The factors discussed above resulted in net loss of approximately $2.8 million for the three months ended June 30, 2019, as compared to net loss of approximately $0.8 million for the three months ended June 30, 2018.

Comparison of Six Months Ended June 30, 2019 and 2018

The following table sets forth key components of our results of operations during the six months ended June 30, 2019 and 2018. (All dollar amounts in thousands)

	Six Months Ended June 30,
	2019	2018
Rental income	$14	$-
Rental expense	2	-
Net rental income	12	-
Operating expenses:
General and administrative	2,811	1,214
Operating loss	(2,799)	(1,214)
Consulting income	-	(408)
Interest and other financing expense, net	1,238	80
Interest expense – related parties	7	30
Net loss including portion attributable to non-controlling interest	(4,044)	(916)
Loss attributable to non-controlling interest	(419)	-
Net loss	(3,625)	(916)

Cumulative preferred stock dividends	1,770	-
Net loss attributable to common stockholders after preferred dividends	$(5,395)	$(916)

Rental income. For the six months ended June 30, 2019, rental income was $14 thousand compared to $0 in the six months ended June 30, 2018. The increase was due to the acquisition of a rental income producing property in the reverse capitalization in April 2019.

General and administrative expenses. For the six months ended June 30, 2019, general and administrative expenses were approximately $2.8 million and are mainly comprised of payroll and related expenses, professional service, rent and other operating expenses. For the six months ended June 30, 2018, general and administrative expenses were approximately $1.2 million. The increase of approximately $1.6 million was primarily the result of legal, insurance and salaries which included the addition of two FTE employees. Also attributing to the increase was impairment recorded on property held for sale and a loss on the sale of property.

Consulting income. For the six months ended June 30, 2018, consulting income of $0.4 million related to a short-term consulting agreement to provide property management and accounting-related services.

Interest and other financing expense, net. Net interest and other financing expense related to our notes payable for the six months ended June 30, 2019 was approximately $1.2 million. Net interest and other financing expense related to our notes payable and currency conversion differences for the six months ended June 30, 2018 was approximately $80 thousand. The increase of approximately $1.2 million is primarily due to exit fees associated with the Sacramento property held for sale.

Interest expense – related parties. Interest expense – related parties for the six months ended June 30, 2019 was approximately $7 thousand. Interest expense – related parties for the six months ended June 30, 2018 was approximately $30 thousand. The decrease was the result of the notes being fully amortized offset by interest related to an extension on the OID notes.

Net Loss attributable to non-controlling interest. Net loss attributable to non-controlling interest was approximately $0.4 million for the six months ended June 30, 2019 and is the result of OPCO units issued in the acquisition of Mission Hills. There was no non-controlling interest for the six months ended June 30, 2018.

Net Loss. The factors discussed above resulted in net loss of approximately $3.6 million for the six months ended June 30, 2019, as compared to net loss of approximately $0.9 million for the six months ended June 30, 2018.

Liquidity and Capital Resources

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As of June 30, 2019, we had an accumulated deficit of approximately $31 million and a net loss attributable to common stockholders of $5.4 million. To date, and subsequent to liquidating assets held for sale, the Company has dedicated its financial resources to managing operational expenses.

We have historically financed our activities with cash from the private placement of equity and debt securities and, in recent periods, with sale of certain assets and business units.

We will be required to obtain additional liquidity resources in order to support our operations. At this time, there is no guarantee that we will be able to obtain an adequate level of financial resources required for the short and long-term support of our operations or that we will be able to obtain additional financing as needed, or meet the conditions of such financing, or that the costs of such financing may not be prohibitive. The Company does not have sufficient cash for the next 12 months of operations without raising additional capital.

The transaction with Gadsden contemplated by the Stock Purchase Agreement, which was completed on April 5, 2019, provided no additional working capital for the Company.

Management has determined that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might result from this uncertainty.

Summary of Cash Flows

The following table provides detailed information about our net cash flow:

Cash Flow

(In thousands)

	Six Months Ended June 30,
	2019	2018
Net cash used in operating activities	$(670)	$(810)
Net cash used in investing activities	(2,651)	(100)
Net cash provided by financing activities	3,392	1,505
Effect of exchange rate changes on cash	4	-
Net increase in cash and cash equivalents	75	595
Cash and cash equivalents at beginning of period	6	50
Cash and cash equivalents at end of period	$81	$645

Net cash used in operating activities was approximately $0.7 million for the six months ended June 30, 2019, compared to approximately $0.8 million net cash used in operating activities for the six months ended June 30, 2018.

Net cash used in investing activities was $2.7 million for the six months ended June 30, 2019, compared to $0.1 million for the six months ended June 30, 2018. Our net cash used in investing activities in the six months ended June 30, 2019 was for loan draws used in the construction of Mission Hills totaling $3.7, which was offset in part by the net cash received in the reverse capitalization of $.8 million, proceeds on the sale of an investment property of $0.2 million and net cash received in the acquisition of Mission Hills of approximately $0.1 million.

Net cash provided by financing activities was approximately $3.4 million for the six months ended June 30, 2019, compared to $1.5 million net cash provided by financing activities for the six months ended June 30, 2018. Our net cash provided by financing activities for the six months June 30, 2019 was from proceeds from construction loan draws of $3.2 million and $.4 million from the sale of equity non-controlling interest. These proceeds were offset by Series C Preferred dividends of approximately $.2 million.

Asset Sales

On April 29, 2019, the Company entered into a definitive sales contract, with an independent third party, for a land parcel located at 715 Atwater Blvd, Atwater, CA 95301 (“the 715 Atwater Property”). The 715 Atwater Property is comprised of .45 acres zoned RT permitting both commercial and residential uses. The contracted sales price is $225,000 cash, net of delinquent property taxes, customary sales commissions and closing costs. The 715 Atwater property is in escrow with a 30-day close scheduled for May 29, 2019. The carrying value of the 715 Atwater Property was $230,000 as of June 30, 2019, and is included in Asset held for sale, in the accompanying condensed consolidated balance sheet. That sale was completed on September 23, 2019 and net proceeds to the Company were $191 thousand.

On May 2, 2019, the Company entered into a definitive sales contract, with an independent third party, for a land parcel located at 1039 Atwater Blvd, Atwater, CA 95301 (“the 1039 Atwater Property”). The 1039 Atwater Property is comprised of .89 acres zoned CC, Central Commercial, permitting a wide variety of commercial uses. The contracted sales price is $430,000 cash, net of delinquent property taxes, customary sales commissions and closing costs. The 1039 Atwater property is in escrow with a 45-day close scheduled for June 17, 2019. The carrying value of the 1039 Atwater Property was $430,000 as of March 31, 2019, and is included in assets held for sale, net, in the accompanying condensed consolidated balance sheet. That sale was completed on September 16, 2019 and net proceeds to the Company were $139 thousand.

On June 17, 2019, the Company completed the sale of its subsidiary, First Capital Avalon Jubilee, LLC (“First Capital”), to Alpha Alpha, LLC (“Alpha”). This transaction did not involve a significant amount of assets. The Company acquired First Capital, which holds a minority interest in Avalon Jubilee, LLC, a residential development in New Mexico, in May 2017. The buyer, Alpha, holds the majority interest in that development. The Company disposed of the property as part of a review of its assets so as to concentrate on its core strategy to acquire and manage real estate assets concentrated in the retail and mixed-use sectors across the United States.

Gadsden Purchase Agreement

On March 13, 2019, the Company entered into a Stock Purchase Agreement, as amended, with Gadsden, pursuant to which Gadsden agreed to transfer and assign to the Company all of its general partnership interests and Class A limited partnership interests in OPCO, the operating partnership of Gadsden that holds all of its assets and liabilities, in exchange for shares of the Company’s common stock and 7% Series A Preferred Stock, Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock that is equal to the number of shares of Gadsden’s 7% Series A Cumulative Convertible Perpetual Preferred Stock, Series B Non-Voting Convertible Preferred Stock and the 10% Series C Cumulative Convertible Preferred Stock, respectively. Upon an effective S-4 filing, Gadsden will exchange and push down shares to its shareholders effectively completing the merger.

The Stock Purchase Agreement provided that certain shares (“the Holdback Shares”) of the Company’s common stock issuable to Gadsden would be subject to forfeiture based on the reconciliation and adjustment of the future net asset value of the Transaction Assets. On or before April 15, 2021, the Company will recalculate the net value of the Transaction Assets that have been acquired by Gadsden or the Company on or prior to May 15, 2019, as at December 31, 2019 or December 31, 2020, with the year of determination being at the option of Gadsden.

On April 5, 2019, the Company and Gadsden entered into Amendment No. 1 to Stock Purchase Agreement (“Amendment No. 1”) to amend certain provisions of the Stock Purchase Agreement. The closing of the transactions contemplated by the Stock Purchase Agreement, as amended by this Amendment No. 1, were completed the same day.

On May 2, 2019, the parties entered into Amendment No. 2 to the Stock Purchase Agreement (“Amendment No. 2”), to (i) decrease the number of shares of common stock and Holdback Shares issued to Gadsden, and increase the number of shares of Non-Voting Series B Preferred Stock issued, as the result of an error in the original calculation of the shares to be issued; (ii) provide for the issuance of the Holdback Shares on the closing date, rather than the Charter Amendment Date; and (iii) provide for the issuance of certain of the shares of the Non-Voting Series B Preferred Stock and 10% Series C Preferred Stock to FHDC Group, LLC, or FHDC, a stockholder of Gadsden, in exchange for the equivalent number of shares of Gadsden held by it.

On July 1, 2019, the parties entered into Amendment No. 3 to the Stock Purchase Agreement (“Amendment No. 3), to clarify that the Company assumed all accrued liabilities of Gadsden and agreed to pay and discharge those accrued liabilities as well as any future liabilities of Gadsden through the date that Gadsden is merged with and into the Company or one of its subsidiaries, and Gadsden transferred to the Company all of Gadsden’s right, title and interest, legal or equitable, to all of its assets other than the securities of the Company held by Gadsden.

As a result of Amendment No. 1, Amendment No. 2 and Amendment No. 3, the final number of shares of the Company’s stock issued pursuant to the Stock Purchase Agreement, as amended, to Gadsden and its stockholders were: (i) 331,033,280 shares of the Company’s common stock; (ii) 110,477,220 Holdback Shares; (iii) 889,075 shares of 7% Series A Preferred Stock; (iii) 3,000,000 shares of Non-Voting Series B Preferred Stock; (iv) 2,498,682 shares of 10% Series C Preferred Stock.

On October 11, 2019, the Company cancelled 105,946,701 shares of common stock issued to Gadsden with an effective date of June 30, 2019. Under the Stock Purchase Agreement, the 105,946,701 shares of common stock were characterized as “Holdback Shares” and were issued to Gadsden contingent upon the contribution by Gadsden of additional properties to the Company. The last date for any contribution was May 20, 2019. No additional contributions were made, and therefore the shares were cancelled.

If the estimated net asset value of Gadsden pursuant to the Stock Purchase Agreement (the “Contract NAV”) is more than the Gadsden final net asset value as recalculated by the Company on or before April 15, 2021, then the difference, or the Shortfall, will be settled by the transfer of shares of the Company’s common stock, at a value equal to 3.771023733 shares of common stock for each $1.00 of Shortfall. If the Gadsden final net asset value is $80 million or less, the shortfall will be settled by the transfer of shares of the Company’s common stock, at a value equal to 2.860407207 for each $1.00 of Shortfall.

Based on the accounting rules as applied to the terms of the Stock Purchase Agreement, OPCO is deemed to be the acquiring company for accounting purposes. Management has concluded the Stock Purchase Agreement is an asset acquisition and not a business combination. The Company is not acquiring employees, processes or outputs, other than a negligible amount of revenue. Management is in the process of disposing of all of the historical FC Global assets and liabilities and these assets and liabilities are classified as “held for sale” on the unaudited condensed consolidated balance sheets. One small single tenant building that is not classified as “held for sale” is currently being considered for disposal by the Company’s management. Accordingly, the transaction is accounted for as a reverse recapitalization, and therefore, the financial statements of OPCO will be treated as the historical financial statements of the Company, with the results of the entities defined as Pre-merged of the Company being included only from April 6, 2019 and thereafter.

As stated above, OPCO is deemed to be the acquiring company for accounting purposes. As a result, the net assets acquired from the Company on April 5, 2019 including working capital, a small single-tenant building, land held for development, and a passive noncontrolling interest in an entity that owns undeveloped land were exchanged for: (i) all of the Class A limited partnership interests in OPCO, and all of the general partnership interests in OPCO, which is the operating partnership of Gadsden and (ii) Gadsden’s assets and liabilities. The initial measurement of the assets acquired from FC Global will be the fair value of the Company’s OPCO Units, on the closing date, or the fair value of the assets acquired, whichever is more clearly evident and, thus, more reliably measurable. In this case, management determined the fair value of the assets acquired from the Company the more reliable measurement.

Off-Balance Sheet Arrangements

At June 30, 2019, we had no off-balance sheet arrangements.

Impact of Inflation

We have not operated in a highly inflationary period, and do not believe that inflation has had a material effect on revenues or expenses.

Critical Accounting Policies

Real Estate Under Development

Project costs directly associated with the development and construction of a real estate project are capitalized as real estate under development. In addition, interest, real estate taxes and other expenses that are directly associated with the Company’s development activities are capitalized until the property is placed in service. Interest expense is capitalized using the Company’s weighted average interest rate. Internal direct costs are capitalized to projects in which qualifying expenditures are being incurred. Capitalized real estate costs totaled $112,954 as of June 30, 2019.

Impairment or Disposal of Long-Lived Assets

All of the Company’s long-lived assets are monitored for potential impairment when circumstances indicate that the carrying value of an asset may not be recoverable and exceeds its fair value. If there is an indication of impairment the Company will use the undiscounted cashflows to determine if the assets needs to be impaired.

Assets and Liabilities Held for Sale

The Company generally considers assets to be “held for sale” when the transaction has been approved by its Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the property within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a property is designated as held for sale, the Company stops depreciating the property and estimates the property’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the property, an impairment loss is recognized, reducing the net carrying value of the property to estimated fair value less selling costs. For periods in which a property is classified as held for sale, the Company classifies the assets and liabilities, as applicable, of the property as “held for sale” on the consolidated balance sheet for such periods. Several of the investment properties held for sale were either sold or are in escrow at purchase prices lower than the value recorded. Thus, the Company recorded total asset impairments of $318 during the three and six months ended June 30, 2019.

Recently Adopted Accounting Pronouncements

Commencing January 1, 2019, the Company adopted ASU No. 2016-02 (Topic 842) “Leases”, which supersedes the lease requirements in ASC Topic 840, “Leases”. Under Topic 842, lessees are required to recognize assets and liabilities on the balance sheet for most leases and provide enhanced disclosures. ASU No. 2016-02 is effective for interim and annual reporting periods beginning after December 15, 2018. In July 2018, the FASB issued amendments in ASU 2018-11, which provide a transition election to not restate comparative periods for the effects of applying the new standard. This transition election permits entities to change the date of initial application to the beginning of the earliest comparative period presented, or retrospectively at the beginning of the period of adoption through a cumulative-effect adjustment. The guidance was adopted in the first interim period in 2019 and had no material impact on the Company’s unaudited condensed consolidated financial statements.

In January 2017, the FASB issued an ASU 2017-01, “Business Combinations (Topic 805) Clarifying the Definition of a Business.” The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance was effective for the Company beginning January 1, 2018. Adoption is prospectively applied to any business development transaction. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial position, results of operations and cash flows.

Recent Accounting Pronouncements

The Company has reviewed the recent accounting pronouncements and determined there are no current pronouncements that will significantly impact the Company’s consolidated financial position, results of operations and cash flows.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2019. Based upon, and as of the date of this evaluation, our chief executive officer and chief financial officer determined that, because of the material weakness described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which we are in the process of remediating as of June 30, 2019, our disclosure controls and procedures were not effective. This evaluation as of June 30, 2019 should be read in conjunction with Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 for the description of this material weakness.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During its evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2019, our management identified a material weakness in the internal control of the Company.

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

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There were no material developments during the second quarter of fiscal year 2019 to the legal proceedings previously disclosed in Item 3 “Legal Proceedings” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2019 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

During the six-month period ended June 30, 2019, we did not repurchase any shares of common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 25, 2017)
3.2	Certificate of Designation of 7% Series A Cumulative Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 11, 2019)
3.3	Amended and Restated Certificate of Designation of Series B Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on May 9, 2019)
3.4	Certificate of Designation of 10% Series C Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed on April 11, 2019)
3.5	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 19, 2017)
10.1	Stock Purchase Agreement, dated March 13, 2019, among FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 15, 2019)
10.2	Amendment No. 1 to Stock Purchase Agreement, dated April 1, 2019, among FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 11, 2019)
10.3	Amendment No. 2 to Stock Purchase Agreement, dated May 2, 2019, among FC Global Realty Incorporated and Gadsden Growth Properties, Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 8, 2019)
10.4	Cancellation and Exchange Agreement, dated May 17, 2019, among Gadsden Growth Properties, Inc. FC Global Realty Incorporated and the Stockholders names therein (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 21, 2019)
10.5	Amended and Restated Limited Liability Company Agreement of Gadsden Roseville, LLC, dated January 14, 2019, among Gadsden Roseville, LLC, Gadsden Reality Investments I, LLC and FC Global Realty Incorporated (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 15, 2019)
31.1*	Certifications of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2019	GADSDEN PROPERTIES, INC.

/s/ John Hartman
Name: John Hartman
Title: Chief Executive Officer

/s/ Scott Crist
Name: Scott Crist
Title: Chief Financial Officer